Form 10QSB
period 1999-09-30
CAN CAL RESOURCES LTD
filed 1999-11-08
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended September 30, 1999.

_____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to .

         Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

            Nevada                                  88-0336988
----------------------------------     -----------------------------------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

          1505 Blackcombe St., Bldg. 2, Unit #203, Las Vegas, NV 89128
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, (  702  )         240           -        6565
                           ---------  --------------------   -------------------

                                      None
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS
                         DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan by a court. Yes_____ No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                        Outstanding on September 30, 1999
----------------------------------     -----------------------------------------
  Common Stock, Par Value $.001.                 8,243,782

Transitional Small Business Disclosure Format (Check one): Yes_____  No   X

                         PART I - FINANCIAL INFORMATION

         In the opinion of the management of the Company, the following condensed financial information as of September 30, 1999 and 1998, and for the three and nine months periods then ended, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of the Company at these dates and for those periods. The balance sheet information as of December 31, 1998, has been taken from the Company's audited financial statements included in its Form 10-SB (effective in October 1999).

CAN-CAL RESOURCES, LTD.
BALANCE SHEETS
SEPTEMBER 30, 1999
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                   SEPTEMBER 30,   DECEMBER 31,
                                                                       1999              1998
                                                                  --------------   -------------
                                                                    (UNAUDITED)        (NOTE)
ASSETS

CURRENT ASSETS:
       Cash                                                        $   253,100     $    41,600
       Accounts receivable                                                --             6,900
       Notes receivable, related parties                                46,200          41,600
       Inventory                                                          --            72,500
       Prepaid expenses                                                    800           6,600
       Other current assets                                               --               100
                                                                   -----------     -----------
         Total current assets                                          300,100         169,300

PROPERTY AND EQUIPMENT, NET                                             67,400          27,000

OTHER ASSETS                                                            95,300          95,300

LONG-TERM INVESTMENTS                                                  586,100         586,100
                                                                   -----------     -----------
                                                                   $ 1,048,900     $   877,700
                                                                   ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
       Bank line of credit                                         $         -     $    12,400
       Accounts payable                                                  6,300          12,800
       Accrued expenses                                                 59,800          26,200
       Note payable, current portion                                    43,500            --
                                                                   -----------     -----------
         Total current liabilities                                     109,600          51,400

NOTE PAYABLE, NET OF CURRENT PORTION                                    22,500          77,500

NOTES PAYABLE, RELATED PARTIES                                          39,700         243,500
                                                                   -----------     -----------
                                                                       171,800         372,400
                                                                   -----------     -----------
STOCKHOLDERS' DEFICIT:
       Common stock, $.001 par value; authorized, 15,000,000
         shares;  issued and outstanding, 8,243,782 shares               8,200           7,000
       Preferred stock, $.001 par value; authorized, 10,000,000
         shares;  none issued or outstanding                              --              --
       Additional paid-in-capital                                    2,460,300       1,887,600
       Cumulative translation adjustment                                  --             8,500
       Accumulated deficit                                          (1,591,400)     (1,397,800)
                                                                   -----------     -----------
                                                                       877,100         505,300
                                                                   -----------     -----------
                                                                   $ 1,048,900     $   877,700
                                                                   ===========     ===========

Note: The balance sheet of December 31, 1998 has been derived from the audited financial statements at that date.


                             See accompanying notes.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 1999 AND 1998
ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)




                                                          THREE MONTHS ENDED                  NINE MONTHS ENDED
                                                   ---------------------------------  ---------------------------------
                                                      SEPTEMBER         SEPTEMBER        SEPTEMBER         SEPTEMBER
                                                      30, 1999          30, 1998         30, 1999           30,1998
                                                   ---------------   ---------------  ---------------   ---------------
                                                     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
SALES                                              $             -   $             -  $        3,700    $             -

COST OF GOODS SOLD                                               -                 -                -                 -
                                                   ---------------   ---------------  ---------------   ---------------
GROSS PROFIT                                                     -                 -            3,700                 -
OPERATING EXPENSES,
GENERAL AND ADMINISTRATIVE                                 151,800            82,700          488,000           154,900
                                                   ---------------   ---------------  ---------------   ---------------
LOSS FROM OPERATIONS                                      (151,800)          (82,700)        (484,300)         (154,900)
OTHER INCOME (EXPENSES):
        Other income                                             -                 -                -                 -
        Interest income                                      3,600               800            7,300             4,100
        Interest expense                                    (2,200)           (2,200)          (7,300)           (4,100)
                                                   ---------------   ---------------  ---------------   ---------------
INCOME(LOSS) FROM CONTINUING OPERATIONS                   (150,400)          (84,100)        (484,300)         (154,900)
                                                   ---------------   ---------------  ---------------   ---------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
        Income (loss) from discontinued
         automobile salvage division                             -          (26,800)          174,300          (57,000)
        Gain on disposal of automobile
         salvage division (net of taxes)                         -                 -          116,400                 -
                                                   ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                                  $     (150,400)   $     (110,900)  $     (193,600)   $     (211,900)
                                                   ===============   ===============  ===============   ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:

BASIC EPS
        Net loss from continuing operations        $        (0.02)   $        (0.02)  $        (0.03)   $        (0.03)
                                                   ===============   ===============  ===============   ===============
        Weighted average shares outstanding              7,928,616         6,569,652        7,567,464         6,510,541
                                                   ===============   ===============  ===============   ===============

DILUTED EPS
        Net loss from continuing operations        $        (0.02)   $        (0.02)  $        (0.03)   $        (0.03)
                                                   ===============   ===============  ===============   ===============
        Weighted average shares outstanding              7,928,616         6,569,652        7,567,464         6,510,541
                                                   ===============   ===============  ===============   ===============



                             See accompanying notes.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30,1999

(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                          ADDITIONAL                    CUMULATIVE        TOTAL
                                                                           PAID-IN        ACCUMULATED  TRANSLATION     STOCKHOLDERS'
                                                      COMMON STOCK         CAPITAL          DEFICIT     ADJUSTMENT        EQUITY
                                               -----------------------   ------------    ------------  ------------   -------------
                                                  SHARES       AMOUNT
                                               -----------   ---------
BALANCE, DECEMBER 31, 1996                       3,441,217   $   3,400   $    625,000    $   (498,000)  $        -   $     130,400
   Adjustment of accumulated deficit                     -           -              -         497,900           -          497,900
                                               -----------   ---------   ------------    ------------   ----------   -------------

BALANCE DECEMBER 31, 1996, AS RESTATED           3,441,217       3,400        625,000           (100)            -         628,300
   Issuance of common stock                        500,000         500         18,500               -            -          19,000
   Issuance of common stock                        200,000         200         81,800               -            -          82,000
   Issuance of common stock                      2,181,752       2,200        892,300               -            -         894,500
   Issuance of common stock                        124,683         100         58,800               -            -          58,900
   Net income (loss) for the year                       --           -              -     (1,044,700)            -      (1,044,700)
                                               -----------   ---------   ------------    ------------   ----------   -------------
BALANCE, DECEMBER 31, 1997                       6,447,652       6,400      1,676,400     (1,044,800)            -         638,000
   Issuance of common stock                        557,509         600        211,200               -            -         211,800

   Foreign currency translation adjustment               -           -              -               -        8,500           8,500
   Net income (loss) for the year                        -           -              -       (353,000)            -        (353,000)
                                               -----------   ---------   ------------    ------------   ----------   -------------
BALANCE, DECEMBER 31, 1998                       7,005,161       7,000      1,887,600     (1,397,800)        8,500         505,300
   Issuance of common stock (Note 9)             1,238,621       1,200        572,700               -            -         573,900
   Foreign currency translation adjustment               -           -              -               -     (11,800)         (11,800)
   Realized foreign currency translation loss            -           -              -                        3,300           3,300
   Net income (loss) for the period                      -           -              -       (193,600)            -        (193,600)
                                               -----------   ---------   ------------    ------------   ----------   -------------
BALANCE, SEPTEMBER 30, 1999                      8,243,782   $   8,200   $  2,460,300    $(1,591,400)   $       -    $     877,100
                                               ===========   =========   ============    ============   ==========   =============



                             See accompanying notes.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
(ROUNDED TO THE NEAREST HUNDRED)


                                                                 NINE MONTHS ENDED
                                                            ----------------------------
                                                            SEPTEMBER 30,  SEPTEMBER 30,
                                                               1999            1998
                                                            -------------  -------------
                                                            (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                    $(193,600)     $(211,900)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                        12,700          2,500
           Gain on disposal of facility                      (116,400)          --
           Gain on foreign currency translation                (3,300)          --
           Bad debt expense                                   152,100           --
           Undistributed earnings of affiliate               (174,300)          --
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable       (5,500)        (6,600)
              (Increase) decrease in prepaid expenses             500           --
              (Increase) decrease in other assets                 100         26,800
              Increase (decrease) in accounts payable and
                other current liabilities                      32,300         32,900
                                                            ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES             (295,400)      (156,300)
                                                            ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                     (57,400)       (13,500)
       Proceeds from sale of facility                          65,300           --
                                                            ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       7,900        (13,500)
                                                            ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase in related party debt                         (65,300)       (14,700)
       Principal payments on note payable                     (40,600)       (18,600)
       Proceeds from issuance of common stock                 573,300        152,700
       Proceeds from debt issuance                             25,800         77,000
                                                            ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES                         493,200        196,400
                                                            ---------      ---------
NET CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT                 5,800         (7,400)
NET INCREASE (DECREASE) IN CASH                               211,500         19,200
CASH AT BEGINNING OF PERIOD                                    41,600         14,200
                                                            ---------      ---------
CASH AT END OF PERIOD                                       $ 253,100      $  33,400
                                                            =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
       Interest                                             $   3,000      $    --
                                                            =========      =========
       Income taxes                                         $    --        $    --
                                                            =========      =========



                             See accompanying notes.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

1.     BASIS OF PRESENTATION OF FINANCIAL STATEMENTS:

       These unaudited interim financial statements of Can-Cal Resources, Ltd have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.

       In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1998 Annual Report on Form 10-SB. Interim results are not necessarily indicative of results for a full year.

2.     BUSINESS ACQUISITIONS:

       In accordance with accounting principles associated with a transaction where the acquired company has been acquired by a development stage company and the acquired company is considered a promoter in founding and organizing the business, the acquired business assets will be recorded at the historical cost basis of the predecessor. If the transaction is accounted for in a manner similar to a pooling of interest, the accompanying financial statements have been restated to include the accounts of the pooled companies as if they had always been combined. If the transaction is accounted for in a manner similar to a purchase, the net assets of the acquired company have been recorded as net proceeds from an issuance of stock, and the results of operations will be included with the results of the Company following the date of acquisition.

       Scotmar Industries, Inc.

       On February 13, 1997 the Company issued 200,000 shares of common stock, in exchange for all of the issued and outstanding common stock of Scotmar Industries, Inc.

3.     DISCONTINUED OPERATIONS:

       In January 1999, the Company adopted a plan to discontinue the operations of Scotmar Industries, Inc.("Scotmar"). The disposition of Scotmar was substantially completed by January 31, 1999. Net assets of the discontinued operation at December 31, 1998 were $88,922. The income from discontinued operations for the one month ended January 31, 1999 includes forgiveness of debt of $152,100 and loss from operations of $27,800.

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

4. NOTES RECEIVABLE (RELATED PARTIES):

       Notes receivable, related parties, at September 30, 1999 consisted of the following:


       Note receivable from S&S Mining, Inc.,
         a joint venture partner, unsecured,
         interest imputed at 8%, due on demand                  $    27,800
       Note receivable from an individual,
         unsecured, interest imputed
         at 8%, due on demand                                         12,000
       Accrued interest receivable                                    12,100
                                                                ------------
                                                                      51,900
       Allowance for uncollectible accounts                            5,700
                                                                ------------
                                                                $    46,200
                                                                ============
5.     PROPERTY AND EQUIPMENT:

       Property and equipment at September 30, 1999 consisted of the following:


  Machinery and equipment                                       $    81,700
  Office equipment and furniture                                      4,000
                                                                ------------
                                                                     85,700
  Less accumulated depreciation                                     (18,300)
                                                                ------------
                                                                $    67,400
                                                                ============

       Depreciation expense for the nine months ended September 30,1999 totaled
         $12,700.

6.     OTHER ASSETS:

       Other assets at September 30, 1999 consisted of the following:


       Note receivable from Tyro, Inc.,
         and principals, a corporation, secured by
         equipment, interest accrued
         at 6% per annum, due on demand                        $    53,300
       Deposits                                                      5,600
       Mining claims                                                36,400
                                                               ------------
                                                               $    95,300
                                                               ============

CAN-CAL RESOURCES,  LTD.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

7.     LONG-TERM INVESTMENTS:

       Long-term investments at September 30, 1999 consisted of the following:


       Pisgah property                                          $    567,100
       Investment in S&S Mining joint venture                         19,000
                                                                -------------
                                                                $    586,100
                                                                =============

8.     NOTE PAYABLE:

       Note payable at September 30, 1999 consisted of the following:



       Note payable to lender; secured
         by 1st deed of trust; interest                          $  50,000
         at 8.00% per annum, matures July 31, 2001


       Note payable to lender; unsecured;
         interest at prime plus 1.00% per annum,                     6,800
          matures September, 2000


       Note payable to lender; unsecured;                            6,800
         interest at prime plus 1.00% per
         annum, matures December, 1999


       Note payable to lender; unsecured;
         interest at prime plus 1.00% per annum;
         matures October, 1999                                       2,400
                                                                 ----------
                                                                    66,000
       Less current portion                                         43,500
                                                                 ----------
                                                                 $  22,500
                                                                 ==========

9. NOTE PAYABLE, RELATED PARTIES:

       Note payable, related parties, at September 30, 1999 consisted of the following:


       Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand            $   39,700
                                                                 ===========

CAN-CAL RESOURCES, LTD.

SEPTEMBER 30, 1999 AND 1998

10.    STOCKHOLDERS' EQUITY:

       COMMON STOCK:

       On February 1, 1999, the Board of Directors approved the Sale of 62,500 shares of Can-Cal common stock to a Board member.

       On February 8, 1999 the Board approved the sale of 70,000 shares of Can-Cal common stock to a Board member.

       On March 1, 1999 the Board approved the issuance of 32,121 shares of Can-Cal common stock in return for services rendered.

       On March 15, 1999 the Board approved the sale of 86,000 shares of Can-Cal common stock to various investors.

       On March 17, 1999 the Board approved the issuance of 40,000 shares of Can-Cal common stock in return for equipment.

       On March 10, 1999 the Board approved the sale 295,500 shares of Can-Cal common stock to various investors.

       On April 1, 1999 the Board approved the sale of 1,000 restricted common stock in return for equipment.

       On July 21, 1999 the Board approved the sale of 357,500 shares of common stock to various investors.

       On August 24, 1999 the Board approved the sale of 274,000 shares of common stock to various investors.

       On September 7, 1999 the Board approved the sale of 20,000 shares of common stock to an investor.

11. New accounting standard:

       On January 1,1998, the Company adopted Statement of Financial  Accounting
         Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


11.    NEW ACCOUNTING STANDARD (CONTINUED):

                                                             SEPTEMBER
                                                              30, 1999
                                                          --------------
       Net income (loss)                                  $    (193,600)
       Translation adjustment                                      8,500
                                                          --------------
       Comprehensive income                               $    (185,100)
                                                          ==============

12.    TRANSLATION ADJUSTMENT:


Balance, Beginning of year                               $       8,500
Aggregate adjustment resulting from translation of
  financial statements into U.S. Dollars
  and gains and losses on certain hedge
  transactions and intercompany balances                       (11,800)
Realized loss on foreign currency translation                    3,300
                                                         --------------
                                                         $           0
                                                         ==============

13. FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at September 30, 1999:

                                                   CARRYING            FAIR
                                                    AMOUNT             VALUE
                                                 -----------        -----------
      Financial assets:
        Note receivable-related party            $    46,200        $   46,200
        Property and equipment                        67,400            67,400
        Other assets                                  95,300            95,300
        Long-term investments                        586,100           586,100
      Financial liabilities:
        Note payable, related parties                 39,700            39,700
        Note payable                                  66,000            66,000


      The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

      The fair value of bank line of credit is based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

14.  YEAR 2000 COMPLIANCE:

       Historically. certain computerized systems have had two digits rather than four digits to define the applicable year, which could result in recognizing a date using "00" as the year 1900 rather than the year 2000. This could result in major failures or miscalculations and is generally referred to as the "Year 2000 issue."

       The Company has reviewed,  and continues to review,  possible  effects of this issue on its financial and operating systems. Review of external dependencies has revealed that the Company will be exposed to disruption if there is widespread and prolonged interruption of electricity, water, and telecommunications services.

       The total cost to the Company of these Year 2000 problem related activities is not anticipated to be material. The costs the Company may incur to solve the Year 2000 problem are based on management's estimates. However, there can be no assurance that these estimates will be achieved and the costs of solving the Year 2000 problem could differ significantly from management's estimates.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

a)   Plan of Operation

     The Company's plan of operation through September, 2000 includes completing the drilling and trenching programs at the S & S Joint Venture's Owl Canyon properties, in which it owns a 50% interest, determining whether those properties contain precious metals, and if so, determining whether the property contains a sufficient amount of precious metal which can be mined at a profit so as to constitute "reserves" and, if so, the amount of those reserves. The Company anticipates that the drilling and trenching program will be completed before mid-December 1999. If that program yields results which indicates the presence of precious metals, the Company will then determine whether or not to continue with that program by itself or seek third party participation. Reserves are that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination. If the property contains "reserves" in an amount sufficient to justify development, the Company intends to attempt to joint venture or sell an interest in the property to a larger mining company, on the condition that the larger mining company will develop the property.

     Following completion of the drilling and trenching programs at the Owl Canyon properties, the Company intends to conduct a drilling program on its Cerbat properties, which it leases with an option to purchase, to determine the nature and extent of mineralization existing on the property. Since the Company has not performed any drilling operations on that property, it is as yet unable to state the nature and extent or cost of the drilling it will undertake. This drilling program is expected to begin in the early part of 2000, depending upon the results of the drilling and trenching program on this Owl Canyon property.

     The Company also intends to concentrate various placer material available to it using its "concentrator." The Company has conducted a significant number of "in-house" assays on various placer materials available to it and, based upon those assays, believes that the placer material contains precious metals which the Company believes may exist in sufficient amounts to be mined commercially. If the testing continues to be promising, the Company may seek to claim other placer properties. However, since its concentrating activities have only recently been initiated, there is no assurance that precious metals exist in the placer material in commercial quantities, or that the Company can produce it at a profit.

     In addition, the Company intends to continue its current program of testing Volcanic Cinders from its property at Pisgah, California, to determine whether they contain any precious metals. It is working with third parties who are currently performing tests on that material.

     The Company has discontinued utilizing the Tyro Mill for testing. All assays are performed by independent assayers.

     It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the 12 months ending July 2000.

(b)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     The Company's working capital increased to $190,500 as of September 30, 1999, as a result of the sale of 651,500 restricted shares of its common stock for proceeds of $325,750 in that quarter. Working capital was $117,900 at December 31, 1998.

     The Company had no operating income or cash flow from its mineral operations for the nine months ended September 30, 1998 and had only $3,700 in income from its mineral operations during the nine months ended September 30, 1999. The Company sustained a loss from continuing operations of $484,300 for the nine month period ended September 30, 1999, compared to a loss from continuing operations of $154,900 for the nine month period ended September 30, 1998. The increase in loss was accounted for by a bad debt expense of $152,100 resulting from the sale of Scotmar Industries, Inc., a subsidiary, and an increase of mine exploration expense from $20,200 to $133,100. Consulting expenses increased from $79,800 to $89,200 and accounting and legal expenses increased from $15,000 to $31,900 during that period.

     For the three month period ended September 30, 1999, the Company's loss from continuing operations increased from $84,100 for the three months ended September 30, 1998 to $150,400. That increase was principally due to an increase in the mine exploration expense to $68,500 which was largely the result of the Company's trenching and blasting program at its Owl Canyon property and the testing of materials, an increase of approximately $18,000 in expenses in testing volcanic cinders from its property at Pisgah California and consulting fees of $21,800. The Company anticipates that the trenching and blasting program will be completed within a matter of weeks and, as a result, its mine exploration expenditures should be significantly reduced. In addition, the Company has eliminated utilizing the Tyro Mill facility for testing and, as a result, the expenses associated with testing will be reduced significantly. Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, the Company may capitalize certain of those expenses. There is no assurance that this will occur.

     The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to exploration of its mineral properties.

     The  Company   believes  it  has  sufficient  funds  to  satisfy  its  cash requirements through August 2000. Should it be necessary for the Company to obtain additional funds, the Company may attempt to sell an interest in one or more of its properties or borrow funds from outside sources. The Company believes that it may be possible for it to borrow additional funds, using its Volcanic Cinders property as collateral, but there are no loan facilities in place to date.

                           Part II - Other Information

Item 2.

(c)  Changes in Securities

     During the three months ended September 30, 1999, the Company sold an aggregate of 651,500 shares of its common stock in Canada to its citizens and residents of Canada for proceeds of $325,750. The stock was sold at $0.50 per share, which reflects a discount from market prices at the time, due to the restricted status of the shares sold (see below). All purchasers are citizens and residents of Canada and the offers and sales were made in Canada. All the purchasers were relatives, friends, and/or business associates of officers and directors of the Company. No underwriter was involved in these transactions.

     For those sales, the Company relied on the exemption from 1933 Act provided by Regulation S promulgated pursuant to the 1933 Act. All shares are subject to the investment restrictions of Rule 144 and the provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. Theses shares may be resold only pursuant to an effective registration statement under the 1933 Act or pursuant to an exemption from registration.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAN-CAL RESOURCES, LTD.
                                             (Registrant)

Date:     November 8, 1999                       /s/   Ronald D. Sloan
       ----------------------------          -----------------------------------
                                             RONALD D. SLOAN, President