Form 10KSB
period 1999-12-31
CAN CAL RESOURCES LTD
filed 2000-03-28
CIK 1083848

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                  Annual Report Pursuant to Section 13 or 15(d)

                     of the Securities Exchange Act of 1934

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 1999
[ ] Transition  report  pursuant to section 13 or 15(d) of the  Securities
    Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number 0-26669
                       -------

                                    Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                        (Name of Small Business Issuer in its charter)

                  Nevada                                 88-0336988
------------------------------------------  ------------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

1505 Blackcombe St., Bldg. 2, Unit #203, Las Vegas, NV               89128
----------------------------------------------------------    ------------------
      (Address of principal executive offices)                      (Zip Code)

Issuer's telephone number, (  702  )         240           -       6565
                           ---------  --------------------   -------------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $.001,
--------------------------------------------------------------------------------
                                (Title of class)

           Preferred stock, par value $.001, non-voting, 5% cumulative
--------------------------------------------------------------------------------
                                (Title of class)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. YES x NO ___

        Indicate by check mark if disclosure of delinquent  filers,  pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [x]

        Registrant's revenues in fiscal year 1999 were $3,700.

        Aggregate market value of the voting stock held by non-affiliates as of March 20, 2000: $18,205,047.00.
        Number of common shares outstanding as of March 20, 2000:  8,753,782.

        Documents incorporated by reference: None. However, exhibits are incorp-orated. See Item 13.
        Transitional Small Business Disclosure Format:  YES ____  NO   X

ITEM 1. DESCRIPTION OF BUSINESS

(a)     Business Development

(a)(1)  Form and Year of Organization

        Can-Cal Resources, Ltd., a Nevada corporation ("the Company"), was originally incorporated in the state of Nevada on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. dba N.W. Electric Carriage Company ("NWE"), a Company formed under the laws of British Columbia, Canada ("NWE"). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. Its name was changed to Can-Cal Resources, Ltd. on July 2, 1996. This transaction is believed to have been exempt pursuant to Section 3(a)(9) of the Securities Act of 1933.

        This transaction occurred prior to present management's involvement with the company. It is present management's understanding that shares of British Pubs USA, Inc. were exchanged for shares of NWE held by its existing shareholders exclusively where no commission or other enumeration was paid or given directly or indirectly for soliciting such exchange. It is management's understanding that after the exchange the shareholders of British Pubs USA were identical to the shareholders of NWE.

        The Company's common stock and preferred stock was registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, in October, 1999. (Sec. File No. 000-26669).

(a)(2)  Any Bankruptcy, Receivership or Similar Proceeding

        None.

(a)(3) Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets not in the Ordinary Course of Business

        On December 3, 1997, the shareholders of Can-Cal approved the acquisition of the assets of Aurum LLC ("Aurum"), a California limited liability company, which consisted of the Volcanic Cinders property at Pisgah, California, and the cancellation of indebtedness to Aurum, in exchange for 2,181,752 restricted shares of its common stock (see Item 12, Certain Relationship and Related Transactions).

        On January 29, 1999, the Company sold its Canadian subsidiary, Scotmar Industries, Inc. (See Item 12, Certain Relationships and Related Transactions).

(b)     Business of Issuer

        The Company is a mining company in the exploration stage. Since about May 1996, the Company has been devoting its resources to examining various mineral properties prospective for precious metals and minerals and acquiring those which it deems promising. It has determined that its focus is to attempt to locate and acquire properties prospective for precious metals and minerals in the southwestern United States, principally in the states of California, Arizona, and Nevada. The Company owns, leases or has an interest in four properties. All properties which the Company has reviewed, and those which it has acquired, are "grass roots" properties, in that they are not known to contain any proven reserves of precious metals or minerals. In 1999 the Company had been conducting testing of various materials utilizing independent contractors, at the Tyro Mill (near Bullhead City, Arizona) a facility owned and controlled by other persons. However, the Company is informed that all activities have ceased at the Tyro Mill and the Company has discontinued utilizing that facility. At December 31, 1999 the Company was owed $53,500 plus interest by Tyro, Inc. and its two owners. This amount is included in the "Other Assets" recorded on the Company's Balance Sheet at December 31, 1999. See Item 3, Legal Proceedings.

        However, the Company has done an extensive amount of preliminary testing and assaying on four of its properties which indicate the existence of precious metals on those properties. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The Company has performed in excess of 1000 "in-house" assays on mineral samples from those properties and has caused a significant number of assays to be performed by independent assayers, which has principally consisted of performing fire assays. The Company's policy is to acquire those properties which its assaying, or assaying by others, indicate the presence of precious metals. The Company contracts with persons who are experienced in performing assays, but are not independent assayers, to conduct "in-house" assays using equipment provided by the Company, on material from properties it is considering acquiring or which it has acquired. It may also send samples of materials on which it obtains the most promising assays to outside independent assayers for assays. However, even if assays indicate the existence of precious metals, a very substantial amount of additional testing and drilling is necessary to determine whether a property contains a sufficient amount of precious metals to constitute "reserves," and whether any such reserves are capable of economic production.

        The Company has retained S. Bruce Ballantyne, a Geologist and Geochemist from Vancouver, British Columbia, as a consultant, in the Company's exploration operations. He is not an officer or director of the Company. Mr. Ballantyne has supervised the trenching and sampling program on the Owl Canyon property and has been actively involved in the evaluation of the Company's volcanic cinders property. The Company will continue to use Mr. Ballantyne and possibly other consultants to aid in all phases of evaluation and exploration of its properties. On April 12 1999, the Company hired Terry Rice as its Vice-President
- Operations. Mr. Rice is a metallurgical engineer and has 24 years of experience in the mining industry. Mr. Rice was in charge of all the Company's mining and mineral operations. None of the Company's other officers or directors has had any prior experience in mining. Until Mr. Rice was hired, the Company had been relying upon consultants and other persons experienced in mining with whom the Company had contracted with respect to the identity of properties to be investigated, reviewed and tested for possible acquisition, in the actual testing of the properties, and in the attempted production from mineralized material and ores obtained from others. Mr. Rice resigned his position on December 2, 1999 because the Company completed its trenching and sampling program at Owl Canyon and the Company did not have sufficient work to justify a full time employee. However, Mr. Rice continued to perform some services for the Company on a per diem basis until about mid-December, 1999, when he secured full time employment elsewhere.

        S. Bruce Ballantyne is currently self-employed as President and owner of YKNAU RESOURCES, INC., an economic geology and applied geochemistry exploration service and consulting firm based in Vancouver. The firm advises and implements mineral exploration programs for major and mid-tier producers as well as junior mining companies and prospecting syndicates. Prior to his current status of independent consulting for several clients, his firm was under exclusive contract to Eldorado Gold Corp from 1996 to December, 1997. While with Eldorado Gold Corp., during this period, he was Senior Geochemist and member of their Vancouver Exploration Dept., responsible for exploration activities for gold and copper in Mexico, Brazil, Turkey, West Africa and Argentina.

        Mr. Ballantyne was employed by the Geological Survey of Canada in Ottawa for 23 years, from 1973 to 1996, as an Applied Geochemist. As a member of the GSC's Mineral Resources Division, Resource Geophysics and Geochemistry Section, his scientific career included programs in Nova Scotia, NWT, Alberta, British Columbia and the Yukon. In 1976, he designed and implemented the stream sediment and water sampling surveys known as the National Geochemistry Reconnaissance
(NGR) Survey for British Columbia and the Yukon. These programs are still active today and constitute the largest publically available database of its kind in the world. As such his focus of research has been the mineral deposits of the Yukon and British Columbia (1975-1996).

        During this period he was author of numerous abstracts, maps, open files, reports, papers and workshop volumes concerning applied geochemical prospecting methods and interpretation. As a result of his research endeavors he was invited to present oral papers at the International Symposia including Finland, Brazil, and Peoples Republic of China (1984). He annually spoke or presented Poster Displays at the Whitehorse Forum, B.C. Geological Roundup, Prospectors and Developers Conference, GSC. Forum, was well as at CIM, GAC, MEG and Geochemical Conferences held in Canada. He actively supported research as an advisor to under graduate students and Masters thesis studies at Carlton and Ottawa Universities.

        Mr. Ballantyne received a Bachelor of Science Degree with a major in Earth Science from the University of Guelph in 1973.

        Ronald D. Sloan, the Company's President, has worked for the Company on a full time basis since May 1996.

        On March 2, 1999, the Company purchased a reverse circulation drill rig capable of drilling to a depth of approximately 150 feet and began a drilling program on the Owl Canyon properties. The Company utilized that rig to drill exploratory holes on its Owl Canyon property owned and operated by the S & S Joint Venture, in which the Company owns a 50% interest. The Joint Venture has also acquired a core drill rig and has drilled exploratory holes on the Owl Canyon properties. The Joint Venture, as of December 31, 1999, had drilled approximately 58 holes on the Owl Canyon Property. During 1999 the Joint Venture also conducted a trenching and sampling program at Owl Canyon. Mr. Ballantyne has completed a comprehensive report with respect to Owl Canyon. His report recommends a 6 hole, 700 meter drilling program. The Company has begun to introduce the analytical data from its exploratory work on Owl Canyon to other mining companies with a view to entering into an agreement whereby another mining company would fund the costs of the drilling program in exchange for an interest in the property or a similar arrangement. No such agreement has been reached and there is no assurance that any such agreement will be reached. See the "S & S Joint Venture." The Company is actively engaged in a testing program on volcanic cinders from its volcanic cinders property at Pisgah, California. (See Item 2, The Volcanic Cinders Property - Testing of the Volcanic Cinders). In the event that testing indicates positive results, the Company will likely pursue additional testing.

        The Company intends to conduct a drilling program on its Cerbat property.

        On March 16, 1999, the Company purchased a newly developed "concentrator" from its Canadian inventor which produces concentrates from loose material on placer claims. The concentrator is capable of concentrating approximately 50 tons of material per hour. The Company also purchased a truck which it utilized to transport the concentrator from Washington state to its properties, and will use in its operations. The Company intends to attempt to produce precious metals from placer material on its properties and from placer material or properties belonging to others. Placer material is an unconsolidated deposit of sand and gravel laid down in river beds, flood plains, lakes or at the base of mountain slopes and estuaries. The Company is seeking suitable placer material for the concentrator.

        In the event that drilling and/or testing by the Company indicates the presence of precious metals or minerals on a property which may be able to be produced on an economic basis, and the cost of doing so and/or the expertise needed is beyond the Company's capabilities, the Company intends to attempt to form a joint venture with a larger mining company to develop and operate the property, where the larger mining company would pay the exploratory and, if warranted, development costs. Alternatively, the Company may attempt to sell a portion, or possibly all, of that property to a larger mining company. There is no assurance that the Company will be able to enter into any such arrangement.

        During 1999 the Company relinquished its Hassyampa property placer claims, consisting of 960 acres of BLM claims near Tonopah, Arizona.

        The Company attempted to produce precious metals utilizing an independent contractor and the facilities of the Tyro Mill near Bullhead City, Arizona. In March 1999, after several months of testing and processing various materials, the Company produced 16.8 ounces of gold from concentrates obtained from a third party and received $3,654.88 after paying refining costs and fees. The Company does not consider the production of precious metals from those concentrates economic and has discontinued utilizing the Tyro Mill.

        Through Scotmar Industries, Inc., a Canadian subsidiary, the Company was also engaged in the business of purchasing damaged trucks from insurance companies and dismantling the vehicles for the sale of guaranteed truck parts to others. This business was not profitable.

(b)(1) On January 29, 1999, the Company sold Scotmar Industries, Inc., its Canadian subsidiary, which was engaged in the business of purchasing damaged trucks from insurance companies and dismantling the vehicles for the sale of guaranteed truck parts for repair shops, collision repair shops, and the retail public.

(b)(2) The Company has shipped two dore bars to a California refinery to separate into precious metals for sale. The Company received $3,654.88 from the sale of the 16.8 ounces of gold produced.

(b)(3) The Company has not publicly announced any new product(s) or service(s).

(b)(4) The evaluation and acquisition of precious metals, mining properties and mineral properties is very highly competitive, as there are numerous companies involved in the mining and minerals business.

        Exploration for and production of minerals is highly speculative and involves greater risks than exist in many other industries. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of a sufficient quantity or quality to be profitably mined. Also, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology.

        The Company's decision as to whether any of the mineral properties it now holds, or which it may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and/or feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to: 1. the ability to obtain all required permits; 2. costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities; 3. availability and costs of financing; 4. ongoing costs of production; 5. market prices for the metals to be produced; and 6. the existence of reserves or mineralization with economic grades of metals or minerals. No assurance can be given that any of the properties the Company owns, leases or acquires contain (or will contain) commercially mineable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties. Although many companies and individuals are engaged in the mining business, including large, established mining companies, there is a limited supply of minerals land available for claim staking, lease or other acquisition in the southwestern United States, where the Company conducts its activities.

(b)(5) The Company has processed ores and mineralized materials and produced a limited amount of precious metals on a testing basis. Those materials have come from various sources, none of which is material to the Company.

(b)(6)  The Company is not dependent upon one or a few major customers.

(b)(7)  The  Company  holds  no  patents,  trademarks,   licenses,   franchises,
concessions, or royalty agreements, and has no labor contracts.

(b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental

Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The Company has been added by San Bernadino County as a party to the Approved Mining/Reclamation Plan and related permits. See Item 2, Description of Properties - Volcanic Cinders Property - Mining Lease Agreement with Twin Mountain Rock Venture.

(b)(9) Because any mining operations of the Company would be subject to the permitting requirements of one or more agencies, the commencement of any such operations could be delayed, pending agency approval (or a determination that approval is not required because of size, etc.), or the project might even be abandoned due to prohibitive costs (for example, water treatment facilities for mine water discharge might be too expensive to build).

        Generally, the effect of governmental regulations on the Company cannot be determined until a specific project is undertaken by the Company.

(b)(10) The Company has expended funds on research and development activities. The Company does consider testing or assaying of material or processing of material as research and development activities.

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. This work has been completed. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The Company has not spent any more money on reclamation costs since 1997.

(b)(12) The Company's President, Ronald D. Sloan is the Company's only full-time employee. The Company contracts with other persons to perform services as independent contractors. At the present time, an independent contractor is performing consulting services for the Company. The Company paid approximately $147,200 to independent consultants in 1998 and $125,700 in 1999.

ITEM 2. DESCRIPTION OF PROPERTY

        The Company owns or has an interest in four properties, one which it owns in fee (the Volcanic Cinders property) and one which it leases with an option to purchase (the Cerbat property). This does not include an option on the Wikieup claims and the Rose claim. (See the Volcanic Cinders Property - Testing of the Volcanic Cinders - Current Testing). The remaining properties are unpatented mining claims acquired through filings with the BLM. Each placer claim covers 160 acres; a placer claim covers the placer material located inside the surface boundaries of the placer claim and on or beneath the surface within the boundaries. Each lode claim covers 20 acres; a lode claim covers the minerals located inside the lode mining claim boundaries and on or beneath the surface within the boundaries and also the extensions of veins of minerals which extend down and outside the lode claim boundaries. The Company is obligated to pay a holding fee or spend $100.00 in work per claim each year in order to maintain the claims.

        Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include posting thereon of a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self-initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extralateral rights.

        The U.S. Congress has, in legislative sessions in recent years, actively considered several proposals for major revision of the General Mining Law, which governs mining claims and related activities on federal public lands. If any of the recent proposals become law, it could result in the imposition of a royalty upon production of minerals. It remains unclear whether the current Congress will pass such legislation and, if passed, the extent such new legislation will affect existing mining claims and operations. The effect of any revision of the General Mining Law on the Company's operations cannot be determined conclusively until such a revision is enacted.

THE S & S JOINT VENTURE'S OWL CANYON PROPERTY

        As of September 13, 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. An unpatented placer claim is a claim located under the mining laws of the United States. The Locator obtains a possessory right to any contained minerals. The S & S Joint Venture has since increased its holdings to approximately 1,600 acres of placer claims, of which 740 acres are also covered by lode claims and five acres by a mill site claim. These claims are deemed to be prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California. The property is accessible by a road which consists of nine miles of paved surface and fourteen miles of dirt surface. Pursuant to the terms of the Agreement, the Company and the Schwarz family each have a 50% interest in the S & S Joint Venture which is operated by the Management Committee, comprised of Mr. Sloan the Company's president, and Ms. Robin Schwarz, a member of the Schwarz family. Pursuant to the terms of the Joint Venture Agreement, the Company has been and is funding the Joint Venture's operations. Any income from the Joint Venture will first be paid to the Company to repay monies advanced to the Joint Venture or spent on its account, with any additional income divided 50% to the Company and 50% to the Schwarz family.

        As the acquisition price of its 50% interest in the S & S Joint Venture, the Company issued 500,000 shares of its common stock to the Schwarz family, subject to investment restrictions. The shares may only be sold in compliance with United States securities laws, including Rule 144. Appropriate stop transfer instructions have been issued to the Company's transfer agent. The shares were issued with "No Sale" restrictions, all of which have expired. As of December 31, 1999, the Company had a total investment of approximately $1,219,700 in the S & S Joint Venture. However, the carrying value of this investment is $19,000 on the Company's books.

        The S&S Joint Venture transaction was negotiated at arms length between the Company and the Schwarz family. The Schwarz family insisted upon receiving 500,000 shares of the Company's common stock in exchange for a 50% interest in their mining claims in Owl Canyon. The Company had numerous assays performed on surface samples from the Owl Canyon property and determined that the Owl Canyon property could have significant value. Therefore, the Company, as of September 13, 1996, entered into a Joint Venture Agreement with the Schwarz family which provided that the Company issue 500,000 Can-Cal common shares in the name of the Schwarz family to be held in escrow pending determination by Can-Cal, at its sole discretion, whether precious metals exist on the Owl Canyon properties and whether it was economically feasible to produce them. Can-Cal had until September 30, 1997 to make that determination. The Company made the determination and delivered the 500,000 shares to the Schwarz family.

        There was no trading market for the Company's common stock when this transaction was negotiated. Since there was no trading in the shares of the Company when the Company agreed to enter into the S&S Joint Venture, the shares issued to the Schwarz family were, for financial statement purposes, valued at the book value of the shares as of December 31,1996, which was $.038 per share, for a total valuation for financial statement purposes of $19,000.

        The Joint Venture has the following equipment and facilities, all of which are used but operational: a refurbished 8-level screen classifier which separates various grades of ores; five concentrate tables to obtain concentrates from the "in-house" processed ore; a fire assay furnace so that the Venture is able to assay ores and concentrates at its own facility without using independent sources; a smelting furnace for the production of precious metals; an impact mill which is used for crushing rock; a conveyor feeding system, built for quantity, fed by a front end loader which was purchased in 1998 to process mineralized material from lode mining claims; an additional screening system constructed for the processing of placer material; several platforms designed and constructed to access the furnaces and ore loading areas; two 400 lb. capacity furnaces, (five total furnaces on the property); sediment tanks, with two additional 3,000 gallon tanks, run by pumps for recycling thousands of gallons of water used for concentrating shaker tables; plumbing and PVC installed underground to move water from four levels of the property; a self contained trailer to facilitate the transportation of water to Owl Canyon; two air compressors, one a portable for jack hammering on the hillside, the second on a trailer for portability up and down the canyon; a core drill capable of drilling to about 80' for further testing; and rebuilt engines and new engines for the milling facility. A new generating power plant has also been added. New roads have been constructed throughout the canyon to allow accessibility to the various deposits. The Venture spent approximately $32,000 to clean up all areas of the property to the BLM's satisfaction.

        In connection with the trenching and sampling program S. Bruce Ballantyne prepared an updated report incorporating the results of that program. Mr. Ballantyne's report describes the rock formations and mineralization as follows:

        GENERAL GEOLOGY OF THE SILURIAN HILLS

               The available geologic literature for the geologic setting of the Silurian Hills is limited to Kupfer (1954, 1960) and Fife and Brown
        (1988). As these authors provide the only significant geologic work for the Silurian Hills area, it is necessary to review their mapping, structural and stratigraphic data interpretations.

               The general geology of the Silurian Hills is well represented within the Owl Canyon Mineral Property. In general, the property is dominated by an abundance of Precambrian and Paleozoic rocks.

               The Precambrian is comprised of an older and abundant group of foliated metasedimentary rock and gneiss and generally course-grained to porphyritic textured, variably colored, granite. The younger Precambrian rocks are marien clastic sedimentary rocks (11,000 feet thick; Kupfer, 1960) which may contain fine- grained clastics and carbonate rocks. This thick Precambrian section is known as the Pahrump Group or series. Kupfer (1960) traced distinctive members of the Pahrump Group from unmetamorphosed sedimentary rocks in the west to intensely metamorphosed equivalents in the east portions of the Silurian Hills. The older Precambrian gneissic-granite complex is in minor fault contact with the grey colored Pahrump Group (Fife and Brown 1988).

               At the Owl Canyon Mineral Property the next most abundant group of rocks are the Paleozoic recrystallized carbonate rocks known locally in the Silurian Hills as the Riggs Formation. Massive beds of dolomite dominate the Riggs Formation, which is light buff or grey in color in contrast to the less abundant blue-grey to white limestone. These Riggs formation interbeds are unfossiliferous, estimated to be 2500 feet thick and probably are late Paleozoic in age (Kupfer, 1960).

               Fife and Brown (1988) suggest that the Riggs fault is a detachment fault, which separates the Paleozoic Riggs carbonate formation into upper plate rocks while the lower plate rocks are Precambrian Pahrump Group. Kupfer interpreted the Riggs fault as a thrust (1960).

               In the Silurian Hills most mineralization is hosted in the Riggs fault upper plate rocks in a detachment terrain or above the thrust. However, high-angle faulting in a north-south direction or trend would appear to this author to be of greater importance as hosts to mineral carrying solutions than the thrust or detachment fault (Riggs fault within the Owl Canyon Mineral Property).

               Locally pinkish colored aplitic to porphyritic rock of granite to quartz monzonite intrudes older and younger Precambrian rocks and the Paleozoic Riggs rock types. These granite phases may be Cretaceous or Tertiary in age (Kupfer, 1960). Within the Owl Canyon Mineral Property these units are minor and of no importance to the mineralization distribution.

               Suspected Tertiary-aged volcanics of latite composition and volcanic sandstones and conglomerates are found in the northeast corner of the Silurian hills (Kupfer, 1960). At the Owl Canyon Mineral Property red sandstones and possibly lapilli tuffs of red to purple coloration are found exposed in washes north of Papa Hill in OCL #1 claim. Very locally in this area vesicular basalt float and minor outcrops are also found in place. Because Tertiary (?) to Quaternary sand and gravel fans and Quaternary terrace gravels and alluvium overlie much of the area, the distribution and geologic setting of the volcanic tuffs and basalt is unknown.

               It may be suggested that extensional tectonics and Tertiary structural features are related to the geologically active Death Valley and Garlock fault zones. Earthquakes are common in the region with the latest being the Hector Mine fault and quake of the summer of 1999. Kupfer (1960) assigned a late Pliocene age for the Riggs thrust fault. All of these regional and more local secondary structural features are believed by the report's author to have influenced the volcanism, heat flow, and fluid flow responsible for the Silurian Hills rear surface epithermal spring activity. These features are prominently evident by multi-episodic events of brecciation and silicification at the Papa Hill discovery outcrop in the Silurian Hills.

OWL CANYON ASSAYS

        Although the Joint Venture has the capability to, and does, perform its own fire assays, it has sent both samples and whole rocks taken from the surface of the property to independent laboratories for fire assays. Most of the samples from the lode claims have been sent to Cone Geochemical, Inc., Denver, Colorado, an assay firm. Of the most promising surface samples taken, Cone Geochemical, Inc. reported the following assay results:


        Sample ID                   Location              Assay Results
        ---------                   --------              -------------

        SQHO                        Owl Canyon            0.577 oz/ton  gold/86 oz/ton silver

        SQ Rock 3                   Owl Canyon            0.559 oz/ton  gold/19.8 oz/ton silver

        SQH 0300                    Owl Canyon            1.396 oz/ton  gold/311 oz/ton silver

        SSQ Head Ore Screen         Owl Canyon            0.690 oz/ton  gold/118 oz/ton silver

        In order to determine if those values continued below the surface, approximately 15 tons of material was removed to a depth of 3 to 4 feet to expose a continuation of one of the veins. Following that vein structure 8 feet, a sample was removed from a depth of approximately 3 to 4 feet, and the sample was again sent for an independent assay. Cone Geochemical, Inc. reported the following assay on that sample:

        8FTSOQ 11-24                Owl Canyon            1.351 oz/ton  gold/66.5 oz/ton silver

         Wilmarth & Associates a consulting geological firm selected four surface samples from different areas of the lode claims which they sent to Cone Geochemical, Inc. for fire assay. The results were as follows:

        SAMPLE                      OZ/TON GOLD                  OZ/TON SILVER

        W-1                           0.257                         5.08
        W-2                           0.002                         0.35
        W-3                           0.009                         0.2
        W-4                           0.274                         1.94

        The Joint Venture also had another mining Company perform assays on surface samples which it took from the surface of another area of its lode claims. That mining Company reported the following results:

        Owl Canyon ssq rock & crushed (Super Quartz) 0.400 oz/ton gold/13.855 oz/ton silver Super Quartz "Owl Canyon" 0.590 oz/ton gold/84.545 oz/ton silver

        The Joint Venture also sent a surface sample to Dr. Ralph Pray, an assayer, who reported the following results:

         RRXX        Owl Canyon          2.41 oz/ton gold/24.5 oz/ton silver

        The Joint Venture has performed in excess of 1000 "in-house"assays from surface samples on its Owl Canyon lode claims, over 90% of which produced gold and/or silver beads in varying sizes. Although the work to date indicated that there are mineralized materials on the property, the extent, grade and ease of processing of those materials has not been established.

        Following two years of extensive exploration work, testing, and assaying on the claims, the management committee determined there was sufficient evidence to continue further exploration of the property, including both lode and placer areas. Following this determination, the Joint Venture acquired two drill rigs, one reverse circulation rig, and one core rig, which have drilled a series of exploratory holes. 58 exploratory holes have been drilled to date in two small sections of the properties under the direction of the geologists and others with whom the Company contracts. Samples were taken from each hole for testing, assaying and analysis. This process is ongoing. In addition, in April and May 1999, the Joint Venture conducted two blasting operations in which it opened up areas of the property which it believes contain a vein or veins with precious metal content.

        In November and December, 1999, the Joint Venture conducted a trenching and sampling program under the supervision of Mr. Ballantyne. The program involved a trenching and sampling of four separate areas described as Papa Hill, Superquartz, 48 Zone and Ammo Ridge. The trenching program was approved and Mr. Ballantyne has completed a comprehensive report with respect to Owl Canyon.

        The following are excerpts from Mr. Ballantyne's report:

               The program used a portable gas operated Ponjar rock-drill, "plugger" to drill 185 three-foot holes. A total of 19 trenches were completed on the hill using holes spaced from 2 to 3 feet apart. Some trenches consisted of only one or two holes to blast and test minor exposures of silica. The nineteen trenches vary in length from 3 to 81 feet long. A total of 170 composite chip samples were collected over three foot sample intervals. After the two to three foot wide and deep trenches were mucked out with debris piled on the trenches edge, the composite chips were collected from the floor and walls of the trench over three-foot long sequential sample intervals.

               Aluminum sample tag numbers and measured distance were systematically positioned and nailed along the course of each trench for future reference and mapping. Each sample weighed approximately 2 kilograms. Sample batches were shipped to ACME Labs in Vancouver.

                                      * * *

               Some of the trenches were structured to sample successively lower levels in elevation of the terraces and/or stratigraphy, Both tuffa-rich and silica-rich zones or strata were encountered during drilling and exposed by trenching. No attempt was made to further drill deeper through a tuffa zone into underlying rocks. All trenches were surveyed from the established grid on Papa Hill where BL and 0 + 00 lines run E-W and N-S respectively. Grid points are located in the field at 50 x 50 foot stations.

                                      * * *

               The trenching program at Papa Hill was designed as first phase of
        surface   exploration   to  establish   the  tenor  of  precious   metal
        mineralization and its distribution of trends.

                                      * * *
               Mineralization in the trenches can be visually located as grey to black fine- granted minerals disseminated in tiny vugs or more commonly on fractured seams or surfaces often appear green to rare blue stain accompanies these grey or black minerals. Rare occurrences of fresh galena were also noted. Pyrite is notably absent. White barite which is sometimes chalky in texture occurs as blotches or as ragged blades. Blasting improved the recognition of silica addition which is near massive in some areas. Hydrothermal brecciation is significant and some would appear to have been related to boiling i.e. open coarse textures and vugs. The relationship of brecciation to areas and trends of more massive silicification is not clear nor is the timing of the episodic events.

               A strong linear NNW trend for both gold and silver runs from trench 16 and 17 in the south through to trench 11 and 12 in the north located along the cliff face. This 350-foot long mineralization trend tracks on surface as a significant drill target which requires testing of the precious metal system at depth.

               Trench 1 reports separate 9-foot and 18-foot zones which contain 739PPB and 382PPB gold. Significant silver content across three feet were as high as 12.6 and 9.1 ounce per tonne for each respective zone. Trench 3 contains a 6-foot section averaging 1362PPB gold (0.04 opt Au). Trench 5 contains a 9-foot section averaging 500PPB gold and 3.75 opt silver. Trench 6 located 100 feet from trench 5 contains a 12-foot section with an average grade of 1242PPB gold. Trench 8 reports an average of 185PPB gold over a trench length of 15 feet. Trench 9 has one 9-foot interval averaging 295PPB gold and another averaging 164PPB gold. Trench 10 has the highest interval sampled at Papa Hill namely, a 5119PPB gold and 11.52 opt silver zone. Trench 11 at the cliff face reports a 9-foot section averaging 902PPB gold and 3.82 opt silver. This northern portion of the mineralization trend is 350 feet from the most southern trench 17, which reported a 3-foot interval of 1489PPB gold and
        2.98 opt silver. Trench 18 is located on the eastern edge of the cliff approximately 175 feet east of the western edge of trench number 12 and 12C. The west end of trench 12 confirmed the early results found in the boiling zone breccia area in its gold and silver ratio. Trench 12 from 63 feet to 712 feet and trench 12C for a six foox sample interval (all breccia samples) average 280PPB gold and just 1.2PPM silver. Trench 18 across a six foot sample length reported 128PPB gold and 14.5PPM silver. This area of Papa hill and the cliff ledge should have more trenching completed as the black silica rind zone is well developed. Trench 13 west and downslope from Barite Hill sample (45951) contains anomalous silver as compared to the Barite Hill which contains 227PPB gold and
        10.3 grams of silver. Trench 16 approximately 60 feet south of the 28 foot deep shaft was only a short three foot sample interval which contains 3.22 opt silver and 816PPB gold.

The following are additional results of the program:

        The Superquartz mineralized zone was characterized by 2.0 grams gold across 24 feet in trench 1; 1.8 grams gold across 18 feet in trench 2; 4.9 grams gold and 2.65 ounces per tonne silver across 15 feet in trench 3 including one three foot sample interval containing 4 ounces per tonne of silver and 12.1 grams of gold per tonne; and trench 4 with 2.5 grams of gold and 1.09 ounces per tonne of silver across 15 feet.

        The 48 Zone epithermal mineralization reported numerous three foot sample intervals ranging from 100 to 586 ppb gold. The highest sample interval contained 1.89 grams of gold and 3.79 ounces per tonne silver.

        The Ammo Ridge epithermal system returned a 36 foot section in trench 5 averaging 0.712 grams of gold including a nine foot wide interval averaging 1.19 grams of gold and a three foot interval averaging 1.89 grams of gold. The highest values for silver in trench 5 included a 6 foot interval averaging 4.64 ounces per tonne and a three foot interval averaging 6.63 ounces per tonne. Other shorter trenches at Ammo Ridge reported values as high as 0.972 grams of gold across six feet and 4.65 ounces per tonne silver across five feet.

        The Ammo Ridge precious metal mineralization is also characterized by highly anomalous contents of the geochemical pathfinders antimony, bismuth and mercury namely 885 ppm, 183 ppm and 6.6 ppm respectively. All analyses were supplied by ACME Laboratories in Vancouver using 30-gram sample weights and ICP-MS analyses and fire assay methods.

        The Papa Hill has been described by Mr. Ballantyne as a bona fide drill target. A six hole, 700 meter drilling program costing about $70,000 to further define the epithermal mineralized system at depth and along strike has been recommended.

        Can-Cal has begun to introduce the analytical data to other mining companies with a view to entering into an agreement in which another mining company would fund the costs of the recommended drilling program on Papa Hill in exchange for an interest in the property or a similar arrangement. No such agreement has been reached and there is no assurance that any such agreement will be reached.

THE CERBAT PROPERTY

        On March 12, 1998, the Company entered into a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mojave County, Arizona. The patented claims cover approximately 120 acres. The Company has paid $10,000 as the initial lease payments and is obligated to pay the sum of $1,500 per quarter as minimum advance royalties. To date, the Company has made all minimum advance royalty payments required. The Company has the option to purchase the property for $250,000, less payments already made. In the event the Company produces precious metals from the Cerbat Property prior to the exercise of the Purchase Option, it is required to pay to the lessor a production royalty of 5% of the gross returns received by the Company from the sale or other disposition of metals produced. The exploratory drilling program scheduled for 1999 on the claims was delayed in order to complete exploratory work on the Owl Canyon property and testing of the Volcanic Cinders Property.

        The Company has been informed that the property contains several mine shafts of up to several hundred feet in length and tailing piles containing thousands of tons of tailings. The Company has also been informed that the Cerbat Property has not produced since the late 1800's. However, prior to its entering into the Lease and Purchase Option Agreement, the Company received assays of samples taken from tailings and near the entrance of the mine shafts, as well as engineering reports from reputable assayers and engineers indicating the presence of precious metals in what may be commercial amounts. The Company also performed "in-house"assays on samples taken from the property, with similar results. Extensive additional testing will be necessary to determine whether the property contains any reserves.

CERBAT GEOLOGY

        The Company's geologic information regarding the Cerbat claims comes from a report prepared by a consulting engineer in 1943. The relevant information contained in that report is as follows:

               Veins:
                      The  vein  system  of the  Cerbat  Group  consists  of two parallel veins which are approximately 70 feet apart at the New Discovery shaft on the Rolling Wave claim. The eastern branch is, in my opinion, the southern exposure of the main Cerbat vein on which the principal development work has been done to a vertical depth of 250 feet. This is a strong Mineralization outcropping at intervals for approximately 3000 feet in the Cerbat, Red Dog and Rolling Wave claims. The vein is steeply dipping and varies in width from 4.5 feet in its most southerly exposure to an average of 5.5 feet in the main workings of the Cerbat mine some 3000 feet to the north. The vein material is limonite in a quartz gangue carrying cerrusite with occasional bunches of very high grade galena. The accompanying metals are gold and silver. The western branch of these parallel veins shows only a short segment exposed at and near the New Discovery shaft. The hanging wall of this vein is well formed and sharply defined but the footwall as exposed in the superficial workings of this shaft is a series of short slips parallel to the strike of the vein, N55W. They have created what is apparently a false wall which is soft and "drumy" indicating a talcose condition. Insufficient work has been done in the single short, superficial drift to determine what extent these slips may have affected the continuity of the ore both horizontally and longitudinally. If the Cerbat workings had been available for study a more definite conclusion could probably be reached. The primary ore minerals in evidence are galena, sphalerite and occasional small showings of pyrite.

               Location:
                      The  Cerbat  Group of claims is  located  in the  Hualapai
               Mining District about 15 miles north from Kingman which is the nearest railroad and supply point. The state highway from Kingman to Boulder Dam and Las Vegas passes within four miles of the property and a good County road connects the state highway with the mine. The County road passes through the Rolling Wave and Red Dog claims making transportation available to the lower workings. An old road connects the New Discovery shaft with the Cerbat workings near the crest of the hill. Because of disuse this road needs some minor repairs to effect truck transportation to the upper Cerbat workings. This group of claims is favorably situated for trucking and transportation purposes.

THE VOLCANIC CINDERS PROPERTY

        During December 1997, the Company acquired fee title to the Volcanic Cinders property at Pisgah, San Bernardino County, California. The property is comprised of approximately 120 acres, containing a very large hill of volcanic cinders, with easy road access from Interstate 40. Garvin Surveying Sciences, a California based company, completed a survey of the property estimating approximately 13,500,000 tons of volcanic cinders above the surface. The Company has not verified any tonnage existing below the surface. Approximately 3,000,000 tons of the cinders have been screened and stockpiled. The following equipment is located on the property: a large ball mill (which crushes the cinders), truck loading pads, two buildings, large storage tanks, conveyors to load trucks, ore silos and grizzly screening equipment. The Company has caused independent assays to be performed for gold, silver, and platinum group metals. Those assays (fire assay for gold and nickel sulfide assays for platinum group metals) indicated only trace amounts of those metals. The Company has taken samples from 30 different locations on the surface of the cinder hill and performed "in-house" assays. Of the samples, 28 proved positive for the existence of gold and silver in varying, although small, amounts.

        Mining Lease Agreement with Twin Mountain Rock Venture: In order to generate cash for its operations, the Company, effective May 1, 1998, entered into a Mining Lease Agreement on its Volcanic Cinders property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain"), which is an indirect subsidiary of Peter Kiewit & Sons, Inc. of Omaha, Nebraska. The Agreement is for an Initial Term of ten years, with an option to allow Twin Mountain to renew the Lease for an Additional Term of ten years. The Company has agreed to make 600,000 tons of volcanic cinders available to Twin Mountain during the Initial Term, and an additional 600,000 tons during the Additional Term, which Twin Mountain will process and sell primarily as decorative rock. The Agreement provides for minimum annual royalty payments by Twin Mountain of $22,500 per year for the Initial Term and $27,500 per year for the Additional Term. Twin Mountain is also obligated to pay the Company a monthly production royalty for all material mined, processed, consumed, and/or sold or removed from the premises, calculated as follows: i. the greater 5% of gross sales F.O.B. Pisgah Crater, or $.80 per ton for material used for block material; and ii. 10% of gross sales F.O.B. Pisgah Crater for all other material; and iii. Twin Mountain receives a credit against the amount of any production royalty payment for minimum royalty payments previously made. The Company received the initial payment of $22,500 from Twin Mountain upon execution of the Agreement. Twin Mountain has not yet removed any material from the property and has indicated to the Company that it is unlikely it will remove any such material for a period of about two years. However, Twin Mountain does not have the right to remove or extract any precious metals from the property. Twin Mountain has agreed to use its good faith efforts to cause its mining permit, reclamation permit, and air quality permit to be issued in the name of both Twin Mountain and the Company. The process has been completed. The company has been added to the Approved Mining/Reclamation Plan and related permits. The Company has posted a cash bond in the amount of $1,379 which is 1% of the total reclamation bond. Twin Mountain has posted the remainder of the bond. The Company has agreed to give Twin Mountain advance notice of any plans to remove in excess of 250 tons of cinders.

        Financing Based on the Twin Mountain Lease Agreement: On February 12, 1998, in order to obtain additional funds for its operations, the Company entered into a Loan Agreement with a lender in which the lender agreed to loan the Company up to $150,000, subject to the Company entering into a Mining Lease Agreement with Twin Mountain which was acceptable to the lender. The Mining Lease Agreement with Twin Mountain was acceptable to the lender. That Agreement was amended on June 1, 1998, to reduce the maximum amount of the loan to $127,500. $25,000 was advanced to the Company by the lender on signing. The lender has loaned the Company a total of $77,500 and the Company does not anticipate that any additional amounts will be loaned. The loan bears interest at the rate of 8% and is due and payable on July 31, 2001. As security for the loan, the Company has granted the lender a first deed of trust on the Volcanic Cinders property at Pisgah and has assigned all payments due it from Twin Mountain to the lender until such time as the loan and interest are paid in full. In May 1999, Twin Mountain made the second payment of $22,500 to the lender pursuant to the assignment of payments.

        On May 10, 1998, the Company sold 100,000 shares of its common stock to James Dacyszyn, a citizen and resident of Canada, at $.45 per share ($45,000). Mr. Dacyszyn was elected a director of the Company on February 8, 1999. Mr. Dacyszyn had the option at the end of the year to return the 100,000 shares in exchange for the Company's Promissory Note due one year from the date of issuance, with interest at 8%, secured by a second mortgage on the Company's Volcanic Cinders property. Mr. Dacyszyn has elected to retain his shares. The price of $.45 per share was determined based on the approximate price at which the Company's common shares were then trading in the marketplace.

Testing of the Volcanic Cinders

        Plasma Furnacing Testing: In the summer of 1998, the Company engaged in a testing program in which the volcanic cinders were subjected to plasma furnacing. The Company has submitted samples of volcanic cinders to a third party which has informed the Company that it has developed a proprietary plasma furnace, including proprietary plasma furnacing techniques. The Company does not have access to the plasma furnace or any related technology. It is the Company's general understanding, however, that, among other things, plasma furnacing includes heating the cinders to extremely high temperatures, far in excess of those utilized in conventional assay procedures, and then treating that material utilizing proprietary techniques to separate any precious metals from the cinders. The plasma furnacing was conducted exclusively by the third party to whom the Company submits samples and from whom it receives the treated material.

        The Company has caused treated material from the surface of the Volcanic Cinders property and also from concentrates of its volcanic cinders obtained from plasma furnacing to be analyzed by a highly experienced independent assayer selected by it who utilizes Induced Coupled Plasma assaying equipment. The analytical reports received to date from the assayer indicate the presence of precious metals. However, all testing was performed on small quantities of the volcanic cinders, e.g., three ounce samples. These analytical procedures are not equivalent to conventional fire assay tests. The Company has been informed that the plasma furnacing equipment is still under development and is not presently capable of treating large amounts of cinders. As a result, the Company has not been able to have any of its volcanic cinder material plasma furnaced by this party since the fall of 1998. The Company has abandoned its attempts to pursue this arrangement.

        Reductive Fusion Testing: In May 1999, the Company engaged a California company which indicated that it had developed a proprietary Reductive Fusion process to extract precious metals from materials containing those metals. The Company had tests run on 90 gram samples of its volcanic cinders and concentrates therefrom which had been treated by the Reductive Fusion Process. The analytical results indicated the presence of precious metals. The Company then had the California company process 400 lbs. of its volcanic cinders which it had processed and obtained concentrates. Those concentrates are currently being further tested to determine whether, in fact, they contain any precious metals and if they do contain any precious metals, whether they can be extracted on an economic basis. There is no assurance that any precious metals exist in the volcanic cinders, or that if they do exist, that they can be profitably extracted. Additional tests are being made on cinders treated by this reductive fusion process.

        Current Testing

        On December 6, 1999, the Company entered into an Agreement with two individuals who represented that they had developed a proprietary smelting process and proprietary solvent extraction process for extracting precious metals from materials containing such metals. Prior to entering into that Agreement, the Company had its consultant, Bruce Ballantyne, review the results obtained by those persons in treating other metal bearing materials. In addition, certain of the Company's officers and directors met with those individuals and chemists employed by them. Based upon Mr. Ballantyne's recommendation and the results obtained in treating other material, the Company determined that its volcanic cinders material might be amenable to the processes developed by those individuals. The Company therefore entered into an Agreement to test the Company's volcanic cinders materials with those processes.

        Pursuant to the terms of the Agreement, the Company loaned one of the individuals, personally, $48,000 for the sole purpose of conducting smelting and processing operations on Company's volcanic cinder material and material from the Wikieup lode claims, which belong to one of those individuals and an associate of theirs. The Company received Promissory Notes in the amount of $48,000, without interest, from that individual. As collateral, the Company received a quitclaim deed to a 20 acre Wikieup lode claim.

        The Agreement provides that if the Company is satisfied that the processes covered by the Agreement successfully extracted precious metals either from the Company's volcanic cinders material or the Wikieup material, the Company has an option to acquire the proprietary smelting process and solvent extraction process, as well as four additional 20 acre Wikieup lode claims and one 160 acre placer claim. In the event that the Company exercises its option, it would issue

400,000 shares of its common stock to those two individuals. All shares, if and when issued, would be restricted securities subject to Federal and State Securities Laws. Those individuals would be required as a condition of issuance of those shares to execute appropriate documentation acknowledging and agreeing to limitations imposed on the resale of those shares by all applicable laws. In addition, the Company has agreed to pay to the Company owed by the two chemists and another individual an aggregate of 12% net processing profits royalty whenever the smelting and solvent extraction processes were utilized in any and all materials by the Company. Further, any net processing profits from the Company's volcanic cinders material would be divided 92% to the Company and 8% to the two individuals and any net processing profits from the Wikieup material would be divided 70% to the Company and 30%to the two individuals. The two individuals agreed to attempt to make available to the Company a portion of a building containing a facility utilized by them and agreed to use their best efforts to obtain the necessary permits and bonding to enable the Company to utilize that facility for the purpose of smelting and processing materials for the production of precious metals.

        In the event the Company determines not to exercise the option, the Promissory Notes will be due 120 days from issuance to the Company. If the $48,000 is repaid to the Company within 60 days of the Company's decision not to exercise its option to require the processes, the Company will return the 20 acre Wikieup lode claim by executing a quitclaim deed to that claim.

        It was anticipated that the initial testing period would take approximately four weeks. The Agreement provides that the Company shall exercise its option within 60 days beginning on the last day of the initial testing period. The Company, however, determined to test these volcanic cinders material prior to the Wikieup material. As a result, certain adjustments were apparently required to be made in the processes since they had been utilized primarily for the Wikieup material. As a result the option period as well as the dates that the Promissory Notes are due have been orally extended by the parties. No new dates have been set since the testing is still being conducted by all parties.

        During the end of February and March, 2000, the Company's volcanic cinders material was tested utilizing these processes. The tests were conducted by and in the presence of Bruce Ballantyne and all samples were obtained by him and were in his care, custody and control throughout the testing process. The resulting metals have been and will continue to be sent (March, 2000) to independent laboratories for analysis. Additional testing is contemplated.

        The Company has not yet made a decision whether to exercise its option. The Company anticipates that it will not make any such decision until the analyses of all test results are complete, which is expected in the near future.

THE LIMESTONE PROPERTY

        This property consists of 460 acres of lode claims on BLM property , which the Company regards as prospective for use in cement. The property is located 18 miles southeast of Lucerne Valley, California, off highway 247. The first 12 miles is paved surface and the next six miles is excellent dirt road. The deposit is contained in a very large hill, with the deposit rising from the ground level to several hundred and possibly a thousand feet up within the hill. There are dirt roads to the top of the property. The Company is informed that the property was previously mined by a cement company which discontinued its mining operation around 1981. There are other companies currently mining limestone deposits in the same general area. The Company has initiated discussions with companies engaged in the cement business with respect to the possible sale of the property to them, but has not yet reached any agreement to do so. There is no assurance that those companies have any interest in acquiring the property or that the Company will be able to reach any agreement to sell it. The Company does not intend to attempt to mine the property itself.

SCOTMAR INDUSTRIES, INC., dba TRUCK CITY

        Truck City, which was owned and operated by a wholly owned Canadian subsidiary of the Company, Scotmar Industries, Inc., engaged in the business of purchasing damaged trucks from insurance companies and dismantling the vehicles for the sale of guaranteed truck parts to repair shops, collision repair shops and the retail public. When Truck City was purchased, management decided to convert it to the specialized field of General Motors trucks only. The Company was prepared to sustain some losses until the conversion was complete. However, the conversion required substantial additional funding. The Company determined to sell Scotmar Industries because it believed that its available funds could be better utilized in acquiring mineral and testing properties and because Scotmar Industries would likely continue to incur losses unless and until it obtained significant additional financing. On January 29, 1999, the Company sold Scotmar Industries to an unaffiliated British Columbia Company (see Item 12. Certain Relationships and Related Transactions).

ITEM 3. LEGAL PROCEEDINGS

        On March 30, 1998, the Company filed a lawsuit in the District Court for Clark County, Nevada, against Tyro, Inc., a/k/a Tyro Precious Metals Processing Center, and two individuals seeking to collect the $50,000, plus interest and attorneys fees, for breach of an agreement to pay that amount to Can-Cal. Each of the Defendants has executed a Confession of Judgment. The Company has filed the Confession of Judgment in Court, has obtained judgments and is currently pursuing collection proceedings. As of March 8, 2000 the Company had recovered approximately $4,500.00 pursuant to the Judgments which has been applied to the Attorney's fees and costs of collections. The Company has been advised by its counsel that it is likely that the balance of the Judgment can be recovered.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        No matters were submitted to the Company's security holders during the final quarter of the most recently completed fiscal year.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

        The Company's common stock is traded on the NASDAQ OTC Electronic Bulletin Board under the trading symbol CCRE.

        The following table sets forth in United States dollars the high and low bid quotation for such shares. Such bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions. The source of the following information is the National Association of Securities Dealers, Inc.'s NASDAQ Electronic Bulletin Board.

COMMON STOCK

        1997                                LOW                  HIGH
        ----

        First Quarter                       No trades            No trades
        Second Quarter                      No trades            No trades
        Third Quarter                       $1.375               $1.625
        Fourth Quarter                      $0.321               $2.63

        1998                                LOW                  HIGH
        ----

        First Quarter                       $0.375               $0.930
        Second Quarter                      $0.406               $1.125
        Third Quarter                       $0.375               $1.00
        Fourth Quarter                      $0.281               $0.600

        1999                                LOW                  HIGH
        ----

        First Quarter                       $0.375               $0.812
        Second Quarter                      $0.406               $1.875
        Third Quarter                       $0.75                $4.125
        Fourth Quarter                      $0.906               $1.75

        2000

        First Quarter (through March 8)     Low                  High
                                            $.875                $5.00

        Penny Stock Rules: The Securities and Exchange Commission has promulgated rules pursuant to the Securities Exchange Act of 1934 which may adversely affect the market for the Company's common stock. The Company's common stock is a "penny stock," as that term is defined by both statute and rule. Generally, a penny stock is a security that:

        o    is priced under five dollars;

        o is not traded on a national stock exchange or on NASDAQ (the NASD's automated quotation system for actively traded stocks);

        o    may be listed in the "pink sheets" or the NASD OTC Bulletin Board;

        o is issued by a company that has less than $5 million in net tangible assets and has been in business less than three years, or by a Company that has under $2 million in net tangible assets and has been in business for at least three years, or by a Company that has revenues of $6 million in three years.

        The penny stock rules approval procedure and related rules may have a negative effect on the market and the market price for the Company's common stock. In order to approve a person's account for transactions in penny stocks, a broker-dealer must first obtain from the person information concerning the person's financial situation, investment experience, and investment objectives (Rule 15g-9(b)(1)). The broker-dealer is to use this information to make a reasonable determination that transactions in penny stocks are suitable for the person, and that the person (or the person's independent adviser) has sufficient knowledge and experience in financial matters that the person or the adviser reasonably may be expected to be capable of evaluating the risks of transactions in penny stocks (Rule 15g-9(b)(2)).

        The broker-dealer is then required to deliver to the person a written statement setting forth the basis on which the broker-dealer made the determination regarding suitability of penny stock transactions (Rule 15g-9(b)(3)(i)). A manually signed and dated copy of this written statement must be obtained from the person by the broker-dealer (Rule 15g-9(b)(4)).

        The written statement is to explain, in highlighted format, that it is unlawful for the broker- dealer to effect a transaction in a penny stock subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received from the person, prior to the transaction, a written agreement to the transaction (Rule 15g-9(b)(3)(ii)).

        Also in highlighted format, immediately preceding the customer signature line, the written statement must explain that the broker-dealer is required to provide the person with the written statement and that the person should not sign and return the written statement if it does not accurately reflect the person's financial situation, investment experience, and investment objectives (Rule 15g-9(b)(3)(iii)).

(b)     Holders

        The Company has approximately 254 shareholders of record.

(c)     Dividends

        The Company has never paid any dividends. There are no legal restrictions which limit the Company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

        RECENT SALES OF UNREGISTERED SECURITIES

        In the last three years, the Company has sold unregistered securities as set forth below. No underwriters were involved in these transactions. All of the shares were sold in 1997, 1998, 1999,and 2000 at prices which reflected a discount from the then prevailing market prices; the discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of directors determination of the value received for the shares.

        2000: On February 25, 2000 the Board of Directors authorized the sale of 300,000 shares of the Company's common stock at $.75 per share to Messrs. Dacyszyn, Amies, and Reschreiter, each of whom is a director of the Company and Robin Schwarz, a member of the Schwarz family, which owns a 50% interest in the S&S Joint Venture. Those shares were sold only to persons involved with the daily operations of the Company in order to expedite obtaining funds for the Company. At the time of the resolution, the Company's stock was trading at about $1.50. Of those shares, 134,000 shares were sold on March 9, 2000 to Raven Rock Products, Ltd., a Canadian corporation, owned by Mr. Dacyszyn, for $100,500; 21,000 shares were sold on March 9, 2000 to Amies Holdings, Ltd., a Canadian corporation owned in part by Mr. Amies for $15,750; 45,000 shares were sold to Mr. Reschreiter on March 2, 2000 for $37,750; and 100,000 shares were sold to Robin Schwarz on February 27, 2000 for $75,000.

        Messrs. Dacyszyn, Amies and Reschreiter are all citizens and residents of Canada. All shares issued to them are subject to the investment restrictions of Rule 144 and the provisions of Regulation S. The Certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For these sales, the Company relied on the exemptions provided by Regulation S and Section 4(2) of the Securities Act of 1933.

        Ms. Schwarz is a US citizen. All shares issued to her are subject to the investment restrictions of Rule 144. The certificate is legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration from registration. For this sale the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

        On February 27, 2000 the Board of Directors authorized the sale of 200,000 shares of the Company's common stock at $.75 per share to an offshore trust. At the time of the resolution of the Company's stock was trading at about $1.50 per share. On February 27, 2000 the trust purchased the 200,000 shares for $150,000. The shares issued are subject to investment restrictions of Rule 144 and the provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For this sale the Company relied on the exemption provided by Regulation S and
Section 4(2) of the Securities Act of 1933.

        1999: During 1999, the Company sold an aggregate of 925,500 shares of its common stock in Canada to citizens and residents of Canada. Of those shares, 62,500 shares were sold on February 18, 1999 to Amies Holdings Ltd., a company owned by Barry E. Amies, an Officer and Director of the Company, for $.40 per share, for a total price of $25,000. On May 14, 1999, 15,000 shares were sold to Amies Holding, Ltd. for $.50 per share for a total price of $7,500.00. On June 22, 1999,

50,000 shares were sold to Aimes Holding Ltd. for $.50 per share for a total price of $25,000.00. On November 9, 1999, 10,000 shares were sold to Josef Reschreiter, a citizen and resident of Canada for $.50 per share for a total price of $5,000. Mr. Reschreiter subsequently became a director of the Company.

        On February 18, 1999, the Company sold 70,000 shares to James Dacyszyn, a Director of the Company, for $.40 per share, for a total price of $28,000 and on May 14, 1999, sold an additional 100,000 shares to Mr. Dacyszyn at $.50 per share, for a total price of $50,000 and on June 22, 1999 sold 60,000 shares to a Canadian company owned by Mr. Dacyszyn for $.50 per share for a total price of $30,000.00. 40,000 shares, valued at $.50 per share, were issued to a Canadian citizen and resident as payment for a Ford one ton diesel truck on or about March 17, 1999. The remaining shares were sold for $.50 per share. All purchasers are residents and citizens of Canada and the offers and sales were made in Canada. All the purchasers were relatives, friends and/or business associates of officers and directors of the Company.

        For the transactions set forth above, the Company relied on the exemption provided by Regulation S promulgated pursuant to the Securities Act of 1933. All shares issued are subject to the investment restrictions of Rule 144 and the provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration.

        In 1998, the Company contracted with an organization to perform services in connection with the Company's at the Tyro Mill. That organization requested that the Company pay 25% of the monies due it by issuing the Company's common stock, subject to investment restrictions. That organization requested that shares due it be distributed directly to persons who performed the services. On April 19, 1999, the Company issued 32,121 shares of its common stock to five individuals, all of whom are U.S. persons. Robin Schwarz, an owner of the S & S Joint Venture, received 8,000 shares. All those persons are fully familiar with the Company's properties and operations. Each of those persons has worked on the Company's properties and/or tested material from those company's properties for at least one year. They are fully familiar with the Company's properties, assay results, testing results and with the materials from the Company's properties. Each of those persons has many years of experience in the mining business. Shares were issued to those persons at their request.

        On April 1, 1999, the Company issued 1,000 shares of its common stock valued at $.50 per share to a U.S. person in partial payment for a computer and software equipment. That person has a long term relationship with the Schwarz family and is familiar with the Company's properties and operations. On March 15, 1999, the Company sold 6,000 shares of its common stock to two U.S. persons, a husband and wife, at $.50 per share for a total purchase price of $3,000. Those persons are personal friends of James Dacysyzn, a Director of the Company, and were furnished with information regarding the Company. They are accredited investors.

        All shares are subject to investment restrictions. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to any exemption from registration. The Company relied upon the exemption from registration provided by Section 4(2) of the Securities Act of 1933, for the transactions stated in the preceding two paragraphs.

        1998: During 1998, the Company sold a total of 557,509 shares, for a total consideration of $211,800. All but one of the purchasers are citizens and residents of Canada and the sales were made in Canada. Of those shares, 300,000 were sold to James Dacyszyn, who was subsequently elected a director of the Company. 100,000 shares were sold to Mr. Dacyszyn on or about May 10, 1998, at a price of $.45 per share, for a total price of $45,000. The remaining 200,000 shares were sold to Mr. Dacyszyn on or about December 24, 1998, at $.35 per share, for a total consideration of $70,000. 65,000 shares were sold to Amies Holdings, Ltd., on or about October 29, 1998, at a price of $.50 per share, for a total consideration of $32,500, and an additional 38,571 shares were sold to Amies Holdings on or about December 24, 1998, at a price of $.35 per share, for a total price of $13,499.85. 109,450 shares were sold at a price of $.40 per share, in September and/or October of 1998. On or about December 10, 1998, 22,049 shares were sold to two individuals who are citizens and residents of Canada, at a price of $.41 U.S. per share. Each of the purchasers is a relative, friend and/or business associate of the officers and directors of the Company. On or about December 10, 1998, 2,439 shares were sold to a U.S. person for a price of $.41 per share, for a total purchase price of $1,000. That person is a close friend of the Schwarz family, which owns 50% of the S & S Joint Venture and asked to purchase shares.

        With respect to all offers and sales of shares to persons who are residents and citizens of Canada, stated in the preceding paragraph, the Company relied on the exemption provided by Regulation S. All shares are issued subject to investment restrictions and Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. None of those shares have been sold.

        With respect to the one U.S. person who purchased 2,439 shares at $.41 U.S. per share, those shares are subject to investment restrictions and Rule
144. The certificate evidencing ownership of those shares is legended and appropriate instructions have been issued to the Company's transfer agent. That person is familiar with the Company and its properties and its business and operations. The Company relied upon the exemption from registration provided by
Section 4(2) of the Securities Act of 1933. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. None of the shares issued have been sold.

        1997: In January 1997, the Company issued 200,000 shares of its common stock in exchange for all the outstanding shares of Scotmar Industries, Inc., a British Columbia corporation. Mr. Sloan's wife and son-in-law were the only shareholders of Scotmar and each received 100,000 shares of the Company's common stock. Both are citizens and residents of Canada. The shares issued are subject to investment restrictions and Rule 144. The shares may only be resold pursuant to an effective registration statement or pursuant to an exemption from registration. The Company relied on the exemption provided by Regulation S promulgated pursuant to the Securities Act of 1933. None of those shares have been sold.

        In October 1997, the Company exercised its option to acquire a 50% interest in the S & S Joint Venture and, in consideration for the acquisition of that 50% interest, issued 500,000 shares of its common stock to six members of the Schwarz family, all of whom are U.S. persons. In issuing those shares, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The Securities are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement or pursuant to an exemption from registration.

        On December 3, 1997, the Company issued 2,181,752 shares of its common stock to Aurum LLC, a California limited liability company. Messrs. Sloan and Wolfe, officers and directors of the Company, each owed 36% of the beneficial interest in Aurum. All shares are subject to investment restrictions and Rule
144. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. The Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933. None of the shares issued have been sold. (See Item
12. Certain Relationships and Related Transactions).

        On December 4, 1997, the Company issued 40,000 shares and 2,000 shares respectively of its common stock to two individuals in consideration for rendering geologic assaying and related services to the Company in connection with its mining properties, particularly the S & S Joint Venture. Both individuals were fully familiar with the Company, its properties and all other material matters relating to its operations. The person to whom 40,000 shares were issued is a U.S. person who spent months at the Owl Canyon property and was actively engaged in surveying, testing and assaying activities on Owl Canyon. He also recommended the filing of additional claims. The person to whom the 2,000 shares were issued is a citizen and resident of Canada. He is a personal friend of Ronald D. Sloan and performed services for the Company on the Owl Canyon property. All shares issued are subject to investment restrictions and Rule 144. With respect to the issuance of shares to the Canadian citizen, the Company relied on the exemption provided by Regulation S. With respect to the issuance of shares to the U.S. person, the Company relied upon the exemption from registration provided by section 4(2) of the Securities Act of 1933. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration.

        In September and/or October 1997, the Company sold 77,108 shares of its common stock to 24 persons, 16 of whom were citizens and residents of Canada and eight of whom were U.S. persons. 59,528 shares were sold to Canadian citizens and residents for $44,641. 16,180 shares were issued to U.S. persons for $12,244 and services valued at $3,053. The value of the shares was determined by applying a discount to the price at which shares were trading in the marketplace, to reflect the fact that the shares were subject to investment restrictions. All certificates evidencing ownership of the shares are legended and subject to the provisions of Rule 144. Appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. The Company relied on the exemption from registration provided by Regulation S for the sales to the Canadians. One of the U.S. persons was Aylward Schwarz, an owner of the S & S Joint Venture. The other U.S. persons are friends of the Schwarz family. Each of those persons became aware of the Schwarz family's relationship with the Company and the fact that the Company owns a 50% interest in the Owl Canyon property and asked to purchase shares. One person received 1,500 shares for fabricating services rendered on the S & S Joint Venture's Owl Canyon properties. In November 1997, the Company issued 5,475 shares to individuals for services. Robin Schwarz, an owner of the S & S Joint Venture, received 2,975 shares. 2,000 and 500 shares respectively were issued to two persons who performed other services for the Company. One person also received the 1,500 shares for fabricating services. Both of those persons requested shares of the Company's common stock. Those persons were familiar with the Company's properties and operations. For the sales to U.S. persons, the Company relied on the exemption from registration provided by Section 4(2) of the Securities Act of 1933. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)     Plan of Operation.

        As anticipated, the Company has completed the drilling and trenching programs at the S&S Joint Venture' Owl Canyon property in which it owns a 50% interest in December, 1999. The company has received a report from its consulting geologist S. Bruce Ballantyne (see Item 2, Description of Property). The Company has initiated discussions with several mining companies to determine whether it is able to enter into an agreement in which another mining company would fund the costs of the recommended drilling program on the Papa Hill prospect (with an estimated cost of approximately $70,000.00) in exchange for an interest in the Owl Canyon property or such similar agreement. No such agreement has been reached to date and there is no assurance that any such agreement will be reached. In the event such an agreement can be reached on terms acceptable to the company it is likely that the Company would enter into such agreement. In the event that the Company is unable to enter into such an agreement with another mining company, the Company would then determine whether or not to pursue the proposed drilling program on its own or to seek to sell an interest in the property.

        The Company intends to continue its current programs of testing volcanic cinders from its property at Pisgah, California to determine whether they contain any precious metals, and if they do contain any precious metals, whether they can be profitable extracted. In the event that the Company, through its current testing programs is successful at identifying and extracting precious metals from its volcanic cinders, the Company anticipates that it would dedicate the bulk of its efforts towards additional testing from the volcanic cinders, and, if warranted, production. However, there is no assurance that any precious metals exist in the volcanic cinders or, if they do, that they can be profitably extracted.

        Depending upon the success of its efforts with respect to its Owl Canyon property and the results of the testing of its volcanic cinders, the Company intends to conduct a drilling program on its Cerbat properties, which it leases with an option to purchase (see Item 2). The purpose of such a drilling program would be to determine the nature and extent of mineralization existing on the property. Since the Company has not performed any drilling operations on that property, it is as yet unable to state the nature and extent or cost of the drilling it will undertake.

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

        It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who work for the Company, during the 12 months ending March 2001.

        The Company believes it has sufficient funds to satisfy its cash requirements through March 2001. Should it be necessary for the Company to obtain additional funds, the Company may attempt to sell an interest in one or more of its properties or borrow funds from outside sources. The Company believes that it may be possible for it to borrow additional funds, using its Volcanic Cinders property as collateral, but there are no loan facilities in place to date.

        The Company has discontinued utilizing the Tyro Mill for testing. Assays are performed by independent assayers.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following discussions and analyses should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included elsewhere in this Form 10-KSB.

        Can Cal Resources, Ltd. (the "Company") holds an interest in four mineral properties in the southwestern United States. None of these properties has any proven or probable reserves and none of these properties is in production. As of December 31, 1999 the Company had invested approximately $1,219,700 in the Owl Canyon joint venture. All expenditures on this property are expensed, not capitalized.

December 31, 1999 compared with December 31, 1998.

                                              Year ended December 31
                                           1999                  1998
                                       ------------           -------

Sales                                      $ 3,700                 ---

Costs of goods sold                        ----                    ---

Gross Profit                                 3,700                 ---

Net income (loss)                        ($322,100)           ($353,000)

        The Company had only $3,700.00 in income from its mineral operations during 1999. That income resulted from the production of 16.8 ounces of gold which it produced from concentrates obtained from a third party. The Company does not consider the production of gold from those concentrates economic and has abandoned attempts to continue production from those concentrates.

Liquidity

        The following table summarizes working capital and total assets.

                                                 Year ended December 31
                                                1999                 1998
                                            ------------          -------

Working capital                               $65,700             $117,900

Total Assets                                 $888,500             $877,700

        The Company sustained a loss from continuing operations of $612,800 for 1999 compared to a loss from continuing operations of $261,800 for 1998. The increase in the loss was substantially accounted for by the following items: a bad debt expense of $152,100 resulting from the sale of Scotmar Industries, Inc., a subsidiary; an increase in exploration expense from $30,300 to $152,200 which was largely accounted for by work on the Owl Canyon properties; accounting and legal expenses increased from $22,900 to $45,600 largely as a result of becoming a reporting company; miscellaneous expenses, including property and freight, and document processing costs, increased from $1,200 to $31,200; travel expenses including automobile expenses and business travel increased from $11,800 to $29,100; insurance expenses increased from $700 to $18,300 as a result of increased insurance coverage. Office rent increased from $11,600 to $16,000 because the Company leased a field office near Bull Head City, Arizona to be closer to certain of its operations.

        Unless the Company is able to establish the economic viability of its mining properties, the Company will continuing writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, the Company may capitalize certain of those expenses. There is no assurance that this will occur.

        The Company's need for additional funds arose, in part, because in December, 1999, the Company entered into an Agreement for further testing of its volcanic cinders material, and, in connection therewith, loaned $48,000 to an individual for the purpose of financing those testing operations. The Company has also incurred additional consulting expenses since it is actively participating in the testing. In addition, the note receivable from Tyro, Inc. and its principals in the amount of $53,300 was not timely paid and the Company however was compelled to engage in collection procedures which are ongoing.

        The Company has, during February and March, 2000, sold 500,000 shares of its common stock at $.75 a share for net proceeds of $375,000 to obtain financing for its continued operations.

        The Company believes it has sufficient funds to satisfy its cash requirements through March, 2001. Should it be necessary for the Company to obtain additional funds, the Company may attempt to sell an interest in one or more of its properties or borrow funds from outside sources. The Company believes that it may be possible for it to borrow additional funds using its volcanic cinders property as collateral, but there are no loan facilities in place to date.

        The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to exploration of its mineral properties.

ITEM 7. FINANCIAL STATEMENTS

        The Financial Statements meeting the requirements of Regulation S-B follow.

                             CAN-CAL RESOURCES, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998

                                    CONTENTS

                                                                           PAGE

Independent auditors' report                                               33

Financial statements:

        Balance sheets                                                     34
        Statements of operations                                           35
        Statements of changes in stockholders' deficit                     36
        Statements of cash flows                                           37
        Notes to financial statements                                   38-45

Supplementary schedule:

        Supplemental schedule I-- Operating, general and
          administrative expenses                                          46

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Can-Cal Resources, Ltd. (a Nevada corporation) as of December 31, 1999 and 1998, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources, Ltd. as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 46 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ Murphy, Bennington & Co.


Las Vegas, NV
March 2, 2000

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

DECEMBER 31, 1999 AND 1998

(Rounded to the nearest hundred, except share data)


ASSETS                                                                 1999           1998
                                                                 ---------------  -------------
Current assets:
      Cash                                                       $      51,800   $      41,600
      Accounts receivable                                                    -           6,900
      Notes receivable, related parties (Note 2)                        44,700          41,600
      Inventory                                                              -          72,500
      Prepaid expenses                                                   1,200           6,600
      Current portion of note receivable                                48,000               -
      Other current assets                                                   -             100
                                                                 -------------   -------------
        Total current assets                                           145,700         169,300

Property and equipment, net (Notes 1 and 3)                             61,400          27,000

Other assets (Note 4)                                                   95,300          95,300

Long-term investments (Note 5)                                         586,100         586,100
                                                                 -------------   -------------
                                                                 $     888,500   $     877,700
                                                                 =============   =============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
      Bank line of credit                                        $          -    $      12,400
      Accounts payable                                                   7,100          12,800
      Accrued expenses                                                  56,300          26,200
      Due to related parties                                            14,800               -
      Notes payable, current portion                                     6,800               -
                                                                 -------------   -------------
        Total current liabilities                                       85,000          51,400

Note payable, (Note 6)                                                  55,000          77,500

Notes payable, related parties (Note 7)                                      -         243,500
                                                                 -------------   -------------
                                                                       140,000         372,400
                                                                 -------------   -------------
Commitments (Note 9)                                                         -               -
Stockholders' deficit:
      Common stock, $.001 par value; authorized,
        15,000,000 shares; issued and outstanding,
        8,253,782 shares                                                 8,200           7,000
      Preferred stock, $.001 par value; authorized,
        10,000,000 shares; none issued or outstanding                        -               -
      Additional paid-in-capital                                     2,460,200       1,887,600
      Cumulative translation adjustment                                                  8,500
      Accumulated deficit                                           (1,719,900)     (1,397,800)
                                                                 -------------   -------------
                                                                       748,500         505,300
                                                                 -------------   -------------

                                                                 $     888,500   $     877,700
                                                                 =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 1999 AND 1998
(Rounded to the nearest hundred, except share data)

                                                                      1999           1998
                                                                 --------------- -------------

Sales                                                            $       3,700   $           -

Cost of goods sold                                                           -               -
                                                                 -------------   -------------
Gross profit                                                             3,700               -
Operating, general and administrative expenses                         614,600         253,300
                                                                 -------------   -------------
Loss from operations                                                  (610,900)       (253,300)
Other income (expenses):

      Other income                                                           -           5,700
      Interest income                                                    7,200           6,600
      Interest expense                                                  (9,100)         (3,800)
                                                                 -------------   -------------
Net income(loss) from continuing operations                           (612,800)       (261,800)
                                                                 =============   =============

Income (loss) from discontinued operations:
      Income (loss) from discontinued
        automobile salvage division                                    116,400         (91,200)
      Gain on disposal of automobile
        salvage division (net of taxes)                                174,300               -
                                                                 -------------   -------------
Net income (loss)                                                $    (322,100)  $    (353,000)
                                                                 =============   =============


Net income (loss) per share of common stock and common stock equivalents:
Basic EPS

      Net loss from continuing operations                        $       (0.04)  $       (0.05)
                                                                 =============   =============
      Weighted average shares outstanding                            7,907,054       6,546,149
                                                                 =============   =============

Diluted EPS

      Net loss from continuing operations                        $       (0.04)  $       (0.05)
                                                                 =============   =============
      Weighted average shares outstanding                            7,907,054       6,546,149
                                                                 =============   =============



              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 1999 AND 1998
(Rounded to the nearest hundred, except share data)

                                                                           Additional                    Cumulative       Total
                                                                            paid-in      Accumulated     translation  stockholders'
                                                     Common Stock           capital        Deficit       adjustment      equity
                                                ------------------------  -------------  --------------  ----------- -------------
                                                 Shares         Amount
                                                -----------  -----------
Balance, December 31, 1997                       6,447,652   $     6,400  $   1,676,400  $   (1,044,800) $        -  $    638,000
   Issuance of common stock                        557,509           600        211,200               -           -       211,200
   Foreign currency translation adjustment               -             -              -               -       8,500         8,500
   Net income (loss) for the year                        -             -              -        (353,000)          -      (353,000)
                                               -----------   -----------  -------------  --------------  ----------  -------------
Balance, December 31, 1998                       7,005,161         7,000      1,887,600      (1,397,800)      8,500       505,300
   Issuance of common stock                      1,248,621         1,200        572,600               -           -       573,800
   Foreign currency translation adjustment               -             -              -               -     (11,800)      (11,800)
   Realized foreign currency translation loss            -             -              -               -       3,300         3,300
   Net income (loss) for the year                        -             -              -        (322,100)          -      (322,100)
                                               -----------   -----------  -------------  --------------  ----------  -------------
Balance, December 31, 1999                       8,253,782   $     8,200  $   2,460,200  $   (1,719,900) $        -  $    748,500
                                               ===========   ===========  =============  ==============  ==========  =============





              The accompanying notes are an integral part of these
                       consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 1999 AND 1998

(Rounded to the nearest hundred)


                                                               1999            1998
                                                           ------------   -------------
Cash flows from operating activities:

Net loss                                                   $  (322,100)   $   (353,000)
    Adjustments to reconcile net income to net cash
           provided by operating activities:
     Depreciation                                               18,700           5,900
     Bad debt expense                                          152,100               -
     Gain on disposal of facility                             (116,400)              -
     Undistributed earnings of affiliate                      (174,300)              -
     Gain on foreign currency translation                        8,500               -
     Changes in operating assets and liabilities:
       (Increase) decrease in accounts receivable               (4,000)            800
       (Increase) decrease in inventories                          100          43,600
       (Increase) decrease in prepaid expenses                       -            (800)
       (Increase) decrease in other assets                           -         (41,900)
       Increase (decrease) in accounts payable and
         other current liabilities                              34,100          29,400
                                                           ------------   -------------
Net cash provided (used) by operating activities              (403,300)       (316,000)
                                                           ------------   -------------
Cash flow from investing activities:

    Purchase of property and equipment                         (57,400)        (14,500)
    Proceeds from sale of assets                                65,300           2,100
                                                           ------------   -------------
Net cash provided by investing activities                        7,900         (12,400)
                                                           ------------   -------------
Cash flow from financing activities:

    Decrease in related party debt                            (148,500)         50,800
    Principal payments on note payable                         (55,200)        (24,600)
    Proceeds from issuance of common stock                     574,000         191,800
    Proceeds from debt issuance                                 35,300         129,300
                                                           ------------   -------------
Net cash used by financing activities                          405,600         347,300
Net change in cumulative translation adjustment                      -           8,500
Net increase (decrease) in cash                                 10,200          27,400
Cash at beginning of year                                       41,600          14,200
                                                           ------------   -------------
Cash at end of year                                        $    51,800    $     41,600
                                                           ============   =============
Supplemental disclosures of cash flow information:
Cash paid during the year for:

    Interest                                               $         -    $         -
                                                           ============   =============
    Income taxes                                           $         -    $         -
                                                           ============   =============



              The accompanying notes are an integral part of these
                            consolidated statements.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 1999 AND 1998

1.    Summary of significant accounting policies:

      Organization and nature of business:

      Can-Cal Resources, Ltd. ( the "Company") is a corporation formed under the laws of the State of Nevada on March 22, 1995. The company is engaged in the precious metal processing industry and other investment opportunities.

      Revenue recognition:

      Sales revenues are recognized at the point of sale.

      Basis of accounting:

      The Company prepares its financial statements in accordance with generally accepted accounting principles.

      Cash:

      Forpurposes of preparing the statement of cash flows, unrestricted currency, demand deposits, and money market accounts are considered cash and cash equivalents.

      Property, equipment and depreciation:

      Property and equipment are stated at cost less  accumulated  depreciation.
         Depreciation is provided on the straight-line method over the estimated useful lives of the assets. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives.

      The cost of  maintenance and  repairs is  charged to expense as  incurred.
         Expenditures for betterments and renewals are capitalized. Upon sale or other disposition of depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in income.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

1.    Summary of significant accounting policies (continued):

      Concentration of credit risk:

      A majority of the Company's business activity is with customers primarily located in the metropolitan area of Las Vegas, NV.

      The company maintains multiple cash balances at financial institutions located in Las Vegas, NV. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 1998, the Company had no funds in excess of FDIC limits.

      Income taxes:

      The Company  accounts  for  income  taxes  under  Statement  of  Financial
         Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires an asset and liability approach to account for income taxes. The Company provides deferred income taxes for temporary differences that will result in taxable or deductible amounts in future years based on the reporting of certain costs in different periods for financial statement and income tax purposes.

      Use of estimates:

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      Reclassifications:

      Certain financial statements from prior years have been reclassified to conform with current year presentation.

      Foreign currency translation:

      Assets and liabilities of the Company's Foreign operations are translated into U.S. dollars at the exchange rate in effect at the balance sheet date, and revenue and expenses are translated at the average exchange rate for the period. Translation gains or losses of the Company's foreign subsidiary are not included in net income but are reported as a separate component of stockholders' equity. The functional currency of the subsidiary is the primary currency in which the subsidiary operates. The Company typically does not enter into foreign exchange transactions to hedge balance sheet and intercompany balances against movements in foreign exchange rates.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

1.    Summary of significant accounting policies (continued):

      Net income (loss) per share of common stock:

      In 1997 the Company adopted  Statement of Financial  Accounting  Standards
         No. 128 ("SFAS 128"), "Earnings Per Share," which sets forth the basis for the computation of "basic" earnings per share and "dilutive" earnings per share. Basic EPS excludes dilution and is computed by dividing income (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed on the basis of the weighted-average shares of Common Stock outstanding plus common equivalent shares arising from the effect of cumulative convertible Preferred Stock, using the if-converted method, and dilutive stock options, using the treasury-stock method. All EPS amounts for prior years have been restated to conform to these new standards, and the effect of the restatement was not significant.

      Recent accounting pronouncements:

      In 1997, the Financial Accounting Standards Board issued Statement No. 130
         ("SFAS 130"), "Reporting Comprehensive Income". SFAS 130 requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. The statement requires that an enterprise classify items of other comprehensive income by their nature in a financial statement and to display the accumulated balance of other comprehensive income separately from retained earning earnings and additional paid-in capital in the equity section of a statement of financial position. SFAS 130 is effective for fiscal years beginning after December 15, 1997.

2.    Notes receivable (related parties):

      Notes receivable, related parties, at December 31, 1999 consisted of the following:

                                                                           1999           1998
                                                                        -----------    -----------
      Note receivable from S&S Joint Venture, a joint venture partner,
      unsecured, interest imputed at 8%, due on demand                  $    28,000    $    28,000

      Note receivable from an individual, unsecured, interest imputed
      at 8%, due on demand                                                   12,000         12,000

      Accrued interest receivable                                            10,500          7,200
                                                                        -----------    -----------
                                                                             50,500         47,200
      Allowance for uncollectible accounts                                    5,800          5,600
                                                                        -----------    -----------
                                                                        $    44,700    $    41,600
                                                                        ===========    ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

3.    Property and equipment:

      Property and equipment at December 31, 1999 consisted of the following:

                                                                       1999          1998
                                                                    -----------   -----------
      Machinery and equipment                                       $    81,700   $    36,100
      Transportation equipment                                                -        27,800
      Office equipment and furniture                                      4,000         3,800
                                                                    -----------   -----------
                                                                         85,700        67,700
      Less accumulated depreciation                                     (24,300)      (40,700)
                                                                    -----------   -----------
                                                                    $    61,400   $    27,000
                                                                    ===========   ===========

      Depreciation expense for the year ended December 31,1999 totaled $18,700.

4.    Other assets:

      Other assets at December 31, 1999 consisted of the following:

                                                                       1999           1998
                                                                    -----------    -----------
      Note receivable from Tyro, Inc., and principals,
      a corporation, secured by equipment,
      interest accrued at 6% per annum, due on demand               $    53,300    $    53,300
      Deposits                                                            5,600          5,600
      Mining claims                                                      36,400         36,400
                                                                    -----------    -----------
                                                                    $    95,300    $    95,300
                                                                    ===========    ===========


5.    Long-term investments:

      Long-term investments at December 31, 1998 consisted of the following:

                                                                      1999          1998
                                                                   -----------   -----------
Pisgah property                                                    $   567,100   $   567,100
Investment in S&S Joint Venture                                         19,000        19,000
                                                                   -----------   -----------
                                                                   $   586,100   $   586,100
                                                                   ===========   ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

6.    Notes payable:

      Notes payable at December 31, 1999 consisted of the following:

                                                                           1999           1998
                                                                        -----------    -----------
      Note payable to lender; secured by 1st deed of trust; interest
      at 8.00% per annum, matures July 31, 2001                         $    55,000    $    77,500

      Note payable to lender; unsecured; interest
      at prime plus 1.00% per annum, matures September, 2000                  5,100              -

      Note payable to lender; unsecured; interest at
      prime plus 1.00% per annum, matures March, 2000                         1,700              -
                                                                        -----------    -----------
                                                                             61,800         77,500
      Less current portion                                                    6,800              -
                                                                        -----------    -----------
                                                                        $    55,000    $    77,500
                                                                        ===========    ===========


7.    Note payable, related parties:

      Notes payable, related parties, at December 31, 1999 consisted of the following:

                                                                           1999           1998
                                                                        -----------    -----------
      Note payable to shareholder; unsecured; interest
      at prime plus 1.00% per annum, due on demand                      $   14,800     $    43,800

      Note payable to shareholder; unsecured; interest
      at prime plus 1.00% per annum, due on demand                               -         127,100

      Note payable to shareholder; unsecured; interest
      at prime plus 1.00% per annum, due on demand                               -          34,000

      Note payable to shareholder; unsecured; interest at
      prime plus 1.00% per annum, due on demand                                  -          38,600
                                                                        -----------    -----------
                                                                        $   14,800     $   243,500
                                                                        ===========    ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

8.    Stockholders' equity:

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

      On November 9, 1999 the board approved the issuance of 10,000 shares of common stock to an investor.

9.    Commitments:

      Lease commitments:

      Auto leases:

      The Company entered into three operating leases for automobiles that expire during the year 2000. The monthly lease payments currently total $1,274 per month. Lease payments for the year ended December 31, 1999 totaled $5,500.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

10.   Commitments (continued):

      Lease commitments (continued):

      Auto leases (continued):

      Minimum future rental payments for operating leases for the next five fiscal year ends are as follows:

        Year ending
        December 31,
      ----------------
          2000                                             $       11,400
          2001                                                     11,400
          2002                                                      9,500
          2003                                                      3,700
          2004                                                      2,500
       Thereafter                                                       -
                                                           --------------
                                                           $      38,500
                                                           ==============

11.   Income taxes:

      Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary difference that gave rise to the deferred tax asset is primarily as follows:

             Net operating loss carry forward - December 31, 1999           $   322,100
             Net operating loss carry forward - December 31, 1998               353,000
             Net operating loss carry forward - December 31, 1997             1,044,700
                                                                            -----------
                                                                              1,719,700

             Deferred tax assets                                                497,500
             Total valuation allowance recognized for deferred tax assets      (497,500)
                                                                            -----------
             Net deferred tax assets                                        $         -
                                                                            -----------

12.   New accounting standard:

      On January 1, 1998, the Company adopted Statement of  Financial/Accounting
         Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:

                                                     1999             1998
                                                 -------------    -------------
      Net income (loss)                          $   (322,100)    $   (353,000)
      Translation adjustment                             3,300          (8,500)
                                                 -------------    -------------
      Comprehensive income                       $   (318,800)    $   (344,500)
                                                 =============    =============

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 1999 and 1998

13.   Translation adjustment:

      Balance, Beginning of year                                            $     8,500
      Aggregate adjustment resulting from translation of financial statements into U.S. Dollarss, and gains and losses
         on certain hedge transactions and intercompany balances                (11,800)
      Realized loss on foreign currency translation                               3,300
                                                                            -----------
                                                                            $         -
                                                                            ===========

14.   Fair value of financial instruments:

      Thefollowing table presents the carrying amounts and estimated fair value of the Company's financial instruments at December 31, 1999:

                                                                     Carrying             Fair
                                                                      Amount              Value
                                                                   -------------      -------------
      Financial assets:
         Loans receivable-related party                            $      44,700       $     44,700
         Note receivable                                                  48,000             48,000
         Property and equipment                                           61,400             61,400
         Long-term investments                                            95,300             95,300
         Financial liabilities:                                          586,100            586,100
         Notes payable, related parties                                   14,800             14,800
         Note payable                                                     55,000             55,000

      The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

YEARS  ENDED DECEMBER 31, 1999 AND 1998

                                                                   1999        1998
                                                                ----------  ----------
Operating, general and administrative expenses:
      Exploration                                               $  152,200  $   30,300
      Bad debt expense                                             152,100           -
      Consulting                                                   125,700     147,200
      Accounting and legal                                          45,600      22,900
      Miscellaneous                                                 31,200       1,200
      Travel                                                        29,100      11,800
      Depreciation expense                                          18,800       4,400
      Insurance                                                     18,300         700
      Office rent                                                   16,000      11,600
      Office expense                                                 9,500       9,000
      Telephone                                                      7,000       6,400
      Lease expense                                                  5,500           -
      Advertising and promotion                                      1,800       2,500
      Utilities                                                        800         800
      Bank charges                                                     500           -
      Repairs and maintenance                                          500       4,400
      Supplies                                                           -         100
                                                                ----------  ----------
                                                                $  614,600  $  253,300
                                                                ==========  ==========

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE

        Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL
        PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

Members os the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

    NAME                 AGE     POSITION AND TENURE
    ----                 ---     -------------------

    Ronald D. Sloan      59      President, Treasurer and a Director since
                                 May, 1996

    Brian John Wolfe     46      Secretary and a Director since May, 1996

    Barry E. Amies       55      Vice President and Director since October, 1998

    James Dacyszyn       68      Director since February, 1999

    Josef Reschreiter*   32      Director since February, 2000

*Mr. Reschreiter was elected to fill a vacancy on the board.

        No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. The Company does not have an audit committee.

        Ronald Daniel Sloan, is President and Treasurer, and a Director of the Company. Mr. Sloan has been employed full time with the Company since May 2, 1996. For the past 10 years, Mr. Sloan, through a number of companies, has been engaged in the automotive brokerage business, dealing with total loss vehicles for insurance companies. Since 1994, Mr. Sloan has owned Canadian Auto Market Trends Ltd., a Company engaged in that business. From approximately 1986 to 1996, Mr. Sloan owned Knight Auto Recyclers Ltd., an automotive parts company which dismantled total loss vehicles and sold guaranteed parts to automotive dealers, collision repair shops and the retail public. From 1992 until 1996, Mr. Sloan worked at Truck City, Inc., which is engaged in the business of purchasing damaged trucks from insurance companies and dismantling the vehicles for the sale of parts. Until approximately 1990, Mr. Sloan was a director and secretary of Save-On Used Auto and Truck Parts Ltd., which was sold to unaffiliated persons. He was elected President on May 2, 1996 and a Director on May 3, 1996.

        Brian John Wolfe, is Secretary and a Director of the Company. He was elected Secretary on May 2, 1996 and a Director on May 3, 1996. Mr. Wolfe has, since 1987, owned Wolfe & Associates Appraisal Services, which appraises damages sustained by vehicles, recreation vehicles, motorcycles and equipment after an accident, for insurance companies throughout North America. Prior to 1987, Mr. Wolfe managed Collision Repair Shops in the Vancouver, B.C. area.

        Barry E. Amies, has been Vice President and a Director of the Company since October 14, 1998. Mr. Amies has extensive experience in financing, insurance and mining. He started Baron Insurance Agency in 1968 and built it from a one-man operation to 45 employees, when he sold it in 1994. He also started Baron Financial, which was added to the insurance business to incorporate financial investments. Mr. Amies was the President of the Insurance Brokers of British Columbia, Director and Vice President of Insurance Brokers of Canada, President/Chairman for the Centre for the Study of Insurance Operations of Canada, and was Chairman of the Insurance Council of British Columbia, which is a regulatory body for brokers. In 1990, he was the Insurance Marketer of the Year for North America. Since 1980, Mr. Amies has been President of Zalmac Mines, Ltd., which has properties in Canada prospective for gold, silver, molybdenum, and other metals.

        James Dacyszyn, was elected as a Director of the Company on February 8, 1999. Mr. Dacyszyn is a Canadian citizen who is semi-retired and is a member of the association of professional engineers, geologists and geophysicists of Alberta, Canada. Mr. Dacyszyn currently owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. The companies are now being managed by his son, a professional engineer, and Mr. Dacyszyn is retained in a consulting capacity. Mr. Dacyszyn brings his experience in materials engineering, including drill testing and engineering evaluation of fine grained soils, sands and gravels.

        Josef Reschreiter, since 1993, Mr. Reschreiter has been the owner of JR Group Holdings, Inc., a Canadian federal corporation. JR Group Holdings, Inc., is engaged in business consulting and development that is distribution of pipe line accessories, e-commerce activities, business assessments for computerization and the construction of a hotel. From March, 1989 to May, 1993, he was a partner in a horse farm operation in Grindrod, British Columbia. From May 1996 through June, 1999, Mr. Reschreiter was Vice President of Sales and Marketing from Avcan Systems Corporations high tech helicopter based aerial survey equipment. In 1989 he founded Baron Enterprises, Ltd. which exported whirlpools and tech-mountain bikes. In 1990 he founded Recon P.V.F., Inc. which imported thermoplastic pipes, valves and jointing systems. From 1989 to 1993, Mr. Reschreiter was a resident of Austria. Mr. Reschreiter has a business degree from private business school in Salzburg, Austria. Mr. Reschreiter is a member of the American Water Works Association, the International Association of Plumbing & Mechanical Officials, has been a guest speaker and lecturer at the University of Victoria Business Degree Class and a speaker on business at Okanagan University in British Columbia.

     Messrs. Sloan and Wolfe may be deemed promoters of the Company in its present business and operations.

(b)     Identification of Certain Significant Employees.

        Not applicable.

(c)     Family Relationships.

        Not applicable.

(d)     Involvement in Certain Legal Proceedings.

        During the past five years, no director, person nominated to become a director, or executive officer of Registrant:

(1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receive, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

(2) was convicted in a criminal proceeding or is the named subject of a pending criminal (excluding traffic violations and other minor offenses);

(3) was the subject of any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring or suspending him from, or otherwise limiting his involvement in, any type of business, securities or banking activities, or

(4) was found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated any federal or state securities or commodities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended or vacated.

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) since June 1, 1996 and written representations referred to in Item 405(b)(2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from October 6, 1999 (the date the Company became a reporting company) through March 20 , 2000 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act with the exception of the Form 3, required to be filed by Mr. Reschreiter on March 4, 2000 was filed on March 13, 2000.

ITEM 10. EXECUTIVE COMPENSATION

        No Officer or Director of the Company, receives any compensation and no officer or director has any options or other rights to purchase any shares of the Company. They are reimbursed for out of pocket expenses incurred on behalf of the Company. Mr. Sloan, a resident of Vancouver, British Columbia, spends virtually all of his time on the Company's business both in the United States and

Canada and is reimbursed for the costs of maintaining an apartment in Las Vegas (which also serves as the Company's executive office). There are no directors fees.

        The  Company  does not have any  stock  option  or  similar  plan or any
annuity,   pension,   retirement   incentive,   deferred   compensation  or  any
arrangements whereby any of its officers or directors have been paid or may receive compensation from the Company. In the event the Company's financial condition becomes adequate to provide for the payment of compensation, the Company will consider the issue at that time.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

        Set forth in the table below is the number of equity securities of the Company beneficially owned by all officers and directors as of March 20, 2000. There were 8,753,782 shares of common stock outstanding on that date. There are no persons other than those listed below who, to the Company's knowledge, own more than 5% of the Company's common shares.

                       Name and Address of       Amount and Nature
  Title of Class        Beneficial Owner        of Beneficial Owner       Percent of Class
  --------------        ----------------        -------------------       ----------------

Common stock, par        Ronald D. Sloan*,                785,431                    8.97%
value $.001              4312-212 Street,
                         Langley, B.C.,
                         Canada

Common stock, par        John Brian Wolf,                 785,431                    8.97%
value $.001              3157 Silverthrone
                         Drive, Coquitlam,
                         B.C., Canada

Common stock, par        Barry E. Amies,                  311,071                    3.55%
value $.001              14198 Tamarack
                         Drive,
                         Vernon, B.C.,
                         Canada

Common stock, par        James Dacysyzn,                  706,500                    8.07%
value $.001              #64, 9703-41
                         Avenue, Edmonton,
                         B.C., Canada

Common stock, par        Josef Reschreiter                 97,000                    1.1%
value $.001              3501 - 27th Street
                         Vernon B.C., Canada

Common stock, par        All Officers and               2,685,433                   30.67%
value $.001              Directors as a group

        * Mr. Sloan's wife owns 100,000 shares of the Company's common stock. Mr. Sloan disclaims any beneficial ownership in those shares.

        There are no arrangements which may result in a change in control of the Company. There are no warrants or options outstanding to purchase any shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Acquisition of Assets From Aurum LLC
------------------------------------

        During 1997, the Company's operations were financed in part by funds loaned by Aurum LLC ("Aurum"), a California limited liability Company. Messrs. Sloan and Wolfe, Directors of the Company, each owned 36% of Aurum. As of October 27, 1997, Aurum had loaned $315,045.98 to the Company. The Company was unable to repay those funds because it has been using all its available funds in connection with its mining activities, principally the S & S Joint Venture.

        In October 1997, the Directors of the Company, including Messrs. Sloan and Wolfe, determined that it would be in the Company's best interests to acquire the Pisgah Volcanic Cinders property from Aurum, as well as to seek cancellation of the Company's indebtedness to Aurum and seek possible additional financing from Aurum on an equity, as opposed to the debt, basis.

        The Company determined that by acquiring the Pisgah Volcanic Cinders property and cancellation of its indebtedness for stock, it would become debt free, and it would give the Company a significant positive book value and would make it far more likely that it would be able to obtain financing to continue its exploration on the S & S Joint Venture property (Owl Canyon), as well as test the Pisgah Volcanic Cinders property.

        Aurum indicated it believed that it could sell its Volcanic Cinders property, which it acquired from the Burlington Northern Santa Fe Foundation on December 19, 1996, for a price in excess of its cost. However, Aurum agreed, in order to facilitate the transaction and to insure its fairness to the Company, to sell the Pisgah Volcanic Cinders property to the Company at its out-of-pocket cost of $553,716.94, plus legal fees and related costs of $25,755.59 incurred in acquiring the property, for a total acquisition cost of $579,472.53, cancel the indebtedness of $315,045.98, for a total cost of $894,518.51, and not charge the Company any interest for the use of funds that it had invested in the Volcanic Cinders property or the money it had loaned the Company. In addition, Aurum agreed to use its best efforts to provide additional equity financing to the Company in amounts that the Company may reasonably request.

        It was determined by the Directors to value the Company's restricted shares issued to Aurum at $.41 per share and that, therefore, based on the total cost of $894,518.51, a total of 2,181,752 shares of the Company's common stock would be issued to Aurum. The shares were valued at $0.41 to reflect all aspects of the transaction, including the fact that the shares were valued at a discount to the price at which shares had traded in the marketplace because of the investment restrictions. However, the valuation of $.41 per share may be considered to be arbitrary. The Company's book value per share as of December 31, 1996, was approximately $.038 per share. The Board of Directors also took into account the following factors: Its interest in the S & S Joint Venture and other operations; the fact that the Company would obtain cancellation of all its indebtedness to Aurum (which would leave the Company debt free) and obtain the Pisgah Volcanic Cinders property, which was deemed to have significant potential value and which the Company believed could be used as collateral for additional financing; the belief that this transaction would make it more likely to attract additional financing; the fact that trading in the Company stock had been limited for an extended period of time; and the fact that the shares issued to Aurum would be a long- term investment and illiquid and could not be sold for a considerable period of time, and then only in very limited amounts.

        The Directors, including Messrs. Sloan and Wolfe, unanimously passed a resolution to this effect and, on October 27, 1997, an agreement was entered into with Aurum providing for the acquisition of the Pisgah Volcanic Cinders property by the Company and cancellation of the $315,045.98 of indebtedness by the Company to Aurum in exchange for 2,181,752 shares of the Company's common stock subject to investment restrictions, and Aurum agreeing to use its best efforts to provide additional equity financing as reasonably requested by the Company by purchasing additional restricted shares of the Company's common stock at the same price. This transaction was submitted to and approved by the Company's shareholders at the Company's annual meeting on December 3, 1997. The Company has not requested Aurum to provide any additional equity financing. Following shareholder approval of this transaction, Aurum distributed the shares to the owners of its beneficial interests. Messrs. Sloan and Wolfe each received 785,431 shares. All shares are subject to investment restrictions and Rule 144. None of the shares distributed have been sold.

Scotmar Industries, Inc.
------------------------

        On February 13, 1997, Scotmar Industries, Inc.("Scotmar") was acquired by the Company from Mr. Sloan's wife and son-in-law, both citizens and residents of Canada, for 200,000 shares of the Company's common stock, which are subject to investment restrictions. None of those shares have been sold. Scotmar, a Canadian Company operating under the name of Truck City, engaged in the business of purchasing damaged trucks from insurance companies and dismantling the vehicles for the sale of guaranteed truck parts to repair shops, collision repair shops, and the retail public. It was the intention of management to expand Truck City by opening new outlets which would specialize in specified product lines. The Company advanced a total of $84,820 to Scotmar to finance its operations. Mr. Sloan's wife and son-in-law advanced a total of $132,000 to Scotmar. However, the operations of Scotmar proved to be unsuccessful. Effective January 29, 1999, the Company sold Scotmar to an unaffiliated person for $65,300. In order to consummate this sale and avoid bank foreclosure, Mr. Sloan's wife paid approximately $16,500 of Scotmar's bank loans and was reimbursed at the initial closing. It is anticipated that substantially all the balance of the proceeds will be used to pay Scotmar's obligations.

        The purchase price the Company paid for Scotmar was based on oral indications of interest received by Scotmar from third parties to acquire it for approximately $100,000 U.S. The Company utilized a value of $.50 U.S. for its shares in making this acquisition.

Loans by Ronald D. Sloan
------------------------

        As of December 31, 1999, Mr. Sloan had loaned the Company an aggregate of $14,800 to finance its operations. The loan is unsecured, due on demand, and bears interest at 1% over prime.

Purchases of Stock From the Company
-----------------------------------

        Barry E. Aimes has made the following purchases of stock from the Company.

         Date                   Number of Shares               Price
         ----                   ----------------               -----

        10-28-98                      63,000              $.50 per share
        12-24-98                      38,571              $.35 per share
        02-18-99                      62,500              $.40 per share
        05-14-99                      15,000              $.50 per share
        06-22-99                      50,000              $.50 per share
        03-09-00                      21,000              $.75 per share

        Mr. Dacyszyn made the following purchases of stock from the Company:

         Date                   Number of Shares               Price
         ----                   ----------------               -----

        05-10-98                     100,000              $.45 per share
        12-24-98                     200,000              $.35 per share
        02-18-99                      70,000              $.40 per share
        05-14-99                     100,000              $.50 per share
        06-22-99                      60,000              $.50 per share
        03-09-00                     134,000              $.75 per share

        Josef Reschreiter has made the following purchases of stock from the Company.

         Date                   Number of Shares               Price
         ----                   ----------------               -----

        06-22-99                      32,000              $.50 per share
        06-22-99                      10,000              $.50 per share
        03-02-00                      45,000              $.75 per share

        The prices paid by Messrs. Aimes, Dacyszyn and Reschreiter were based on the prices at which shares were trading in the marketplace less a discount because the shares were subject to investment restrictions. All shares purchased are subject to investment restrictions contained in Regulation S and Rule 144. All shares were sold by the Company to obtain funds to finance its operations.

FORWARD LOOKING STATEMENTS
--------------------------

        Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward looking statements that are based on current expectations, estimates and projections, and management's beliefs and assumptions. Words such as "believes," "expects," "intends," "plans," "estimates," "may," "attempt," "will," "goal," "promising," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult or impossible to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward- looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

        Such risks and uncertainties include, but are not limited to, the availability of ore, negative test results, the existence of precious metals in the ore available to the Company in an amount which permits their production on an economic basis; the Company's ability to drill holes and properly test and assay samples, and its ability to locate and acquire mineral properties which contain sufficient grades of precious metals and/or minerals; the Company's ability to sell a portion or all of any of its properties to larger mining companies, to enter into agreements with larger mining companies to explore and possibly develop its properties, to produce precious metals on a commercial basis, the prices of precious metals, obtaining a mill or refinery to extract precious metals on an economic basis, the Company's ability to maintain the facilities it currently utilizes; obtain permitting requirements for any mining and milling operations and pay the costs thereof; have good title to claims and equipment, and the Company's ability to obtain financing necessary to maintain its operations.

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                       CAN-CAL RESOURCES, Ltd.
                                       (Registrant)

Date: March 23, 2000.             By:      /s/    Ronald D.  Sloan
                                       -----------------------------------------
                                       Ronald D. Sloan, President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 23, 2000              By:      /s/    Ronald D.  Sloan
                                       -----------------------------------------
                                       Ronald D. Sloan, Director


Date: March 23, 2000              By:      /s/    John Brian Wolfe
                                       -----------------------------------------
                                       John Brian Wolfe, Director

Date: March 23, 2000              By:      /s/    James Dacyszyn
                                       -----------------------------------------
                                       James Dacyszyn, Director

Date: March 23, 2000              By:      /s/    Barry E.  Amies
                                       -----------------------------------------
                                       Barry E. Amies, Director


Date: March 23, 2000              By:      /s/    Josef Reschreiter
                                       -----------------------------------------
                                       Josef Reschreiter, Director

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

                                                                      Sequential
Exhibit No.    Title of Exhibit                                        Page No.
-----------    ----------------                                        --------

Exhibit 3.0    Articles of Incorporation.....................................**

Exhibit 3.1    Amendment to the Articles of Incorporation....................**

Exhibit 3.2    By-Laws.......................................................**

Exhibit 10.0   Joint Venture Agreement between Robin Schwarz,
               Aylward Schwarz, S&S Mining, a Nevada corporation,
               and Can-Cal Resources, Ltd....................................**

Exhibit 10.1   Mining Lease Agreement between Can-Cal Resources, Ltd.
               and Twin Mountain Rock Venture dated May 1, 1998..............**

Exhibit 10.2   Loan Agreement between Owen Sequoia, Inc.
               and Can-Cal Resources, Ltd....................................**

Exhibit 10.3   Amendment to Loan Agreement dated June 9, 1998................**

Exhibit 10.4   Second Amendment to Loan Agreement ...........................**

Exhibit 10.5   Deed of Trust, Security Agreement, Financing Statement,
               and Fixture Filing with Assignment of Rents...................**

Exhibit 10.6   Lease and Purchase Option Agreement dated March 12, 1998
               between Arthur James Good and Wanda Mae Good
               and Can-Cal Resources, Ltd....................................**

Exhibit 10.7   Agreement between Can-Cal Resources, Ltd.
               and Aurum, LLC dated October 27, 1997.........................**

Exhibit 10.8   Quit Claim Deed from Aurum, LLC to Can-Cal Resources, Ltd.....**

Exhibit 10.9   Agreement between Tyro, Inc., Dean Willman,
               Roland S. Ericsson, and Can-Cal Resources, Ltd................**

                                                                      Sequential
Exhibit No.    Title of Exhibit                                        Page No.
-----------    ----------------                                        --------

Exhibit 10.12  Agreement between Can-Cal Resources, Ltd.,
               545538 B.C., Ltd., a body incorporated under
               the laws of the Province of British Columbia,
               and Ronald Daniel Sloan dated January 29, 1999................**

Exhibit 10.13  Agreement between Can-Cal Resources, Ltd.,
               Cameron Miller and James R. Ardoin, dated
               December 6, 1999..............................................58

Exhibit 11.0   Statement re: Computation of per share earnings...............**

Exhibit 16.0   Letter from David E. Coffey on change of
               certifying accountant.........................................**

Exhibit 23.0   Consent of Independent Auditors, Murphy, Bennington & Co......65

Exhibit 27.0   Financial Data Schedule.......................................66

Exhibit 99.0   Preliminary Report, Papa Hill, Owl Canyon
               Mineral Property by S.  B.  Ballantyne, December 1999.........67

** Incorporated by reference from the like numbered exhibit from the company's
   Form 10-SB


(b)            Reports on Form 8-K.

               During the fourth quarter of the last fiscal year that Company did not file any reports on Form 8-K.