Form 10QSB
period 2000-03-31
CAN CAL RESOURCES LTD
filed 2000-05-15
CIK 1083848

FORM 10-QSB
                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended March 31, 2000.

____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ____ to ____.

         Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                                  (Name of Small Business Issuer in its charter)

                Nevada                                88-0336988
-----------------------------------------   ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  8221 Cretan Blue Lane, Las Vegas, NV                89128
-----------------------------------------   ------------------------------------
 (Address of principal executive offices)           (Zip Code)

Issuer's telephone number, (  702  )         243           -          1849
                           ---------  --------------------   -------------------

        1505 Blackcombe St., Bldg. 2, Unit #203, Las Vegas, Nevada 89128
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

             Class                              Outstanding on March 31, 2000
---------------------------------------     ------------------------------------
 Common Stock, Par Value $.001.                        8,753,782

Transitional Small Business Disclosure Format (Check one):   Yes____  No   X

                             CAN-CAL RESOURCES, LTD.

               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999

                                    CONTENTS

                                                                            PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Independent accountants' report                                      4

         FINANCIAL STATEMENTS:

             Interim balance sheets                                           5
             Interim statements of operations                                 6
             Interim statements of changes in stockholders' deficit           7
             Interim statements of cash flows                                 8
             Notes to interim financial statements                         9-11

         SUPPLEMENTARY SCHEDULE:

             Supplemental Schedule I--
               Operating, general and administrative expenses                12


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       13-14

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                               15

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    15

         Signatures                                                          15

                         PART I - FINANCIAL INFORMATION

         In the opinion of the management of the Company, the following condensed financial information as of March 31, 2000 and 1999, and for the three month periods then ended, contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial condition of the Company at these dates and for those periods. The balance sheet information as of December 31, 1999, has been taken from the Company's audited financial statements included in its Form 10-KSB.

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of March 31, 2000, and the condensed statements of operations for the three months ended March 31, 2000 and 1999, the condensed statements of cash flows for the three months ended March 31, 2000 and 1999, and the condensed statement of changes in stockholders' equity for the three months ended March 31, 2000. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statement of changes in stockholders' equity (deficit) for the year then ended, and the related statements of operations for the year then ended (not presented herein); and in our report dated March 2, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 and the condensed statement of changes in stockholders' equity for the year then ended, is fairly stated in all material respects in relation to the balance sheet and statement of changes in stockholders' equity (deficit) from which they have been derived.

MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.


Las Vegas, NV
May 10, 2000

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

MARCH 31, 2000

(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                            MARCH 31,         DECEMBER 31,
                                                                              2000                1999
                                                                          ---------------    --------------
                                                                           (UNAUDITED)

ASSETS

CURRENT ASSETS:
     Cash                                                                 $     353,700      $      51,800
     Accounts receivable                                                              -                  -
     Notes receivable, related parties (note 2)                                  45,500             44,700
     Prepaid expenses                                                             3,200              1,200
     Note receivable                                                             53,000             48,000
                                                                          -------------     --------------
         Total current assets                                                   455,400            145,700

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                             55,500             61,400

OTHER ASSETS (NOTE 4)                                                            98,200             95,300

LONG-TERM INVESTMENTS (NOTE 5)                                                  586,100            586,100
                                                                          -------------     --------------
                                                                          $  1,195,200      $      888,500
                                                                          =============     ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:

     Accounts payable                                                            11,400     $        7,100
     Accrued expenses                                                            57,800             56,300
     Note payable - related party (note 6)                                       41,800             14,800
     Note payable, current portion (note 7)                                       4,300              6,800
                                                                          -------------     --------------
         Total current liabilities                                              115,300             85,000

NOTE PAYABLE, NET OF CURRENT PORTION (NOTE 7)                                    55,000             55,000

NOTES PAYABLE, RELATED PARTIES                                                        -                  -
                                                                          -------------     --------------
                                                                                170,300            140,000
                                                                          -------------     --------------
STOCKHOLDERS' DEFICIT:

     Common stock, $.001 par value; authorized, 15,000,000
         shares;  issued and outstanding, 8,753,782 shares                        8,800              8,200
     Preferred stock, $.001 par value; authorized, 10,000,000
         shares;  none issued or outstanding                                          -                  -
     Additional paid-in-capital                                               2,834,900          2,460,200
     Cumulative translation adjustment                                                -                  -
     Accumulated deficit                                                     (1,818,800)        (1,719,900)
                                                                          -------------     --------------
                                                                              1,024,900            748,500
                                                                          -------------     --------------
                                                                          $   1,195,200     $      888,500
                                                                          =============     ==============


   The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE  MONTHS  ENDED  MARCH 31, 2000 AND 1999
(ROUNDED TO THE NEAREST  HUNDRED, EXCEPT SHARE DATA)

                                                                       THREE MONTHS ENDED
                                                                ----------------------------
                                                                   MARCH 31,      MARCH 31,
                                                                      2000          1999
                                                                -------------  -------------
                                                                  (UNAUDITED)   (UNAUDITED)

SALES                                                           $           -  $         -

COST OF GOODS SOLD                                                          -            -
                                                                -------------  -------------
GROSS PROFIT                                                                -              -
OPERATING EXPENSES,
GENERAL AND ADMINISTRATIVE                                            103,400        255,000
                                                                -------------  -------------
LOSS FROM OPERATIONS                                                 (103,400)      (255,000)
OTHER INCOME (EXPENSES):

     Other income                                                       5,200              -
     Interest income                                                    1,000            300
     Interest expense                                                  (1,700)        (2,400)
                                                                -------------  -------------
INCOME(LOSS) FROM CONTINUING OPERATIONS                               (98,900)      (257,100)
                                                                -------------  -------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
     Income (loss) from discontinued
         automobile salvage division                                        -        174,300
     Gain on disposal of automobile
         salvage division (net of taxes)                                    -              -
                                                                -------------  -------------
NET INCOME (LOSS)                                               $     (98,900) $    (82,800)
                                                                =============  =============

NET INCOME (LOSS) PER SHARE OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS:

BASIC EPS

     Net loss from continuing operations                        $       (0.01) $       (0.01)
                                                                =============  =============
     Weighted average shares outstanding                            8,308,727      7,005,161
                                                                =============  =============

DILUTED EPS

     Net loss from continuing operations                              $(0.01)        $(0.01)
                                                                =============  =============
     Weighted average shares outstanding                            8,308,727      7,005,161
                                                                =============  =============

   The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2000

(UNAUDITED)

(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                            ADDITIONAL                     CUMULATIVE      TOTAL
                                                                             PAID-IN       ACCUMULATED    TRANSLATION  STOCKHOLDERS'
                                                        COMMON STOCK         CAPITAL         DEFICIT       ADJUSTMENT      EQUITY
                                                 ------------------------  ------------  ---------------  -----------  -------------
                                                   SHARES         AMOUNT
                                                 -----------     --------

BALANCE, DECEMBER 31, 1997                         6,447,652     $  6,400  $  1,676,400  $   (1,044,800)  $        -  $    638,000
   Issuance of common stock                          557,509          600       211,200               -            -       211,800
   Foreign currency translation adjustment                 -            -             -               -        8,500         8,500
   Net income (loss) for the year                          -            -             -        (353,000)           -      (353,000)
                                                 -----------     --------  ------------  ---------------  -----------  ------------
BALANCE, DECEMBER 31, 1998                         7,005,161        7,000     1,887,600      (1,397,800)       8,500       505,300
   Issuance of common stock                        1,248,621        1,200       572,600               -            -       573,800
   Foreign currency translation                            -            -             -               -      (11,800)      (11,800)
   Realized foreign currency translation loss              -            -             -               -        3,300         3,300
   Net income (loss) for the year                          -            -             -        (322,100)           -      (322,100)
                                                 -----------     --------  ------------  ---------------  -----------  ------------
BALANCE, DECEMBER 31, 1999                         8,253,782        8,200     2,460,200      (1,719,900)           -       748,500
   Issuance of common stock                          500,000          600       374,700               -            -       375,300
   Net income (loss) for the period                        -            -             -         (98,900)                   (98,900)
                                                 -----------     --------  ------------  ---------------  -----------  ------------
BALANCE, MARCH 31, 2000                            8,753,782     $  8,800  $  2,834,900  $   (1,818,800)  $        -   $ 1,024,900
                                                 ===========     ========  ============  ===============  ===========  ============

   The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(ROUNDED TO THE NEAREST HUNDRED)


                                                                               THREE MONTHS ENDED
                                                                     ---------------------------------------
                                                                         MARCH 31,             MARCH 31,
                                                                           2000                  1999
                                                                     -----------------     -----------------
                                                                        (UNAUDITED)           (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET INCOME (LOSS)                                                    $      (98,900)    $      (82,800)
   Adjustments to reconcile net income to net cash
       provided by operating activities:
           Depreciation                                                       5,900              1,800
           Gain on foreign currency translation                                   -             (3,300)
           Bad debt expense                                                       -            150,000
           Undistributed earnings of affiliate                                    -           (174,300)
           Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable                        -            (34,700)
                (Increase) decrease in inventory                                  -             72,500
                (Increase) decrease in prepaid expenses                      (2,000)             5,900
                (Increase) decrease in other assets                          (2,800)            (2,100)
                Increase (decrease) in accounts payable and
                    other current liabilities                                 1,400            (14,300)
                                                                     --------------     --------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                            (96,400)           (81,300)
                                                                     --------------     --------------
CASH FLOW FROM INVESTING ACTIVITIES:

   Purchase of property and equipment                                             -            (50,700)
   Proceeds from sale of facility                                                 -             65,300
                                                                     --------------     --------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                         -             14,600
                                                                     --------------     --------------
CASH FLOW FROM FINANCING ACTIVITIES:

   Increase (decrease) in related party debt                                 29,200            (55,400)
   Principal payments on note payable                                             -             (7,100)
   Proceeds from issuance of common stock                                   375,000             70,400
   Increase in                                                               (5,900)                 -
   Proceeds from debt issuance                                                    -             35,300
                                                                     --------------     --------------
NET CASH USED BY FINANCING ACTIVITIES                                       398,300             43,200
                                                                     --------------     --------------

NET INCREASE (DECREASE) IN CASH                                             301,900            (23,500)
CASH AT BEGINNING OF PERIOD                                                  51,800             41,600
                                                                     --------------     --------------
CASH AT END OF PERIOD                                                $      353,700      $      18,100
                                                                     ==============     ==============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

   Interest                                                          $           -      $           -
                                                                     ==============     ==============
   Income taxes                                                      $           -      $           -
                                                                     ==============     ==============

   The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

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

       In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 1999 Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

       In the course of its activities, the company has sustained continuing operating losses and expects such losses to continue for the foreseeable future. The company plans to continue to finance its operations with stock sales and, in the longer term, revenues from sales. The company's ability to continue as a going concern is dependent upon future stock sales and ultimately upon achieving profitable operations.

2.     NOTES RECEIVABLE (RELATED PARTIES):

       Notes receivable, related parties, at March 31, 2000 consisted of the following:

       Note receivable from S&S Mining, Inc., a joint venture partner,
           unsecured, interest imputed at 8%, due on demand                     $   27,800
       Note receivable from an individual, unsecured, interest imputed
           at 8%, due on demand                                                     12,000
       Accrued interest receivable                                                  11,400
                                                                                -----------
                                                                                    51,200

       Allowance for uncollectible accounts                                          5,700
                                                                                -----------
                                                                                $   45,500
                                                                                ===========


CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

3.     PROPERTY AND EQUIPMENT:

       Property and equipment at March 31, 2000 consisted of the following:

       Machinery and equipment                             $     81,700
       Office equipment and furniture                             4,000
                                                           -------------
                                                                 85,700

       Less accumulated depreciation                            (30,200)
                                                           -------------
                                                           $     55,500
                                                           =============

       Depreciation expense for the three months ended March 31,2000 totaled $5,900.

4.     OTHER ASSETS:

       Other assets at March 31, 2000 consisted of the following:

   Note receivable from Tyro, Inc., and principals, a corporation, secured by
       equipment,  interest accrued at 6% per annum, due on demand              $    53,300
   Deposits                                                                           7,100
   Mining claims                                                                     37,800
                                                                                -----------
                                                                                $    98,200
                                                                                ===========


5.     LONG-TERM INVESTMENTS:

       Long-term investments at March 31, 2000 consisted of the following:

       Pisgah property                                                          $   567,100
       Investment in S&S Mining joint venture                                        19,000
                                                                                -----------
                                                                                $   586,100
                                                                                ===========


6.     NOTE PAYABLE, RELATED PARTIES:

       Note payable, related parties, at March 31, 2000 consisted of the following:

       Note payable to shareholder; unsecured; interest                         $    41,800
       at prime plus 1.00% per annum, due on demand                             ===========



CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

7.     NOTE PAYABLE:

       Note payable at March 31, 2000 consisted of the following:

       Note payable to lender; secured by 1st deed of trust; interest           $    55,000
           at 8.00% per annum, matures July 31, 2001


       Note payable to lender; unsecured; interest                                     3,400
           at prime plus 1.00% per annum, matures September, 2000


       Note payable to lender; unsecured; interest
           at prime plus 1.00% per annum; matures October, 1999                          900
                                                                                ------------
                                                                                      59,300

       Less current portion                                                            4,300
                                                                                ------------
                                                                                $     55,000
                                                                                ============

8.     STOCKHOLDERS' EQUITY:

       Common stock:

       On February 27, 2000, the Board of Directors approved the Sale of 500,000 shares of Can-Cal common stock to various investors.

9.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at March 31, 2000:

                                                       CARRYING           FAIR
                                                        AMOUNT            VALUE
                                                     ------------      ------------
   Financial assets:
       Note receivable-related party                 $     45,500       $    45,500
       Note receivable                                     53,000            53,000
       Property and equipment                              55,500            55,500
       Other assets                                        98,200            98,200
       Long-term investments                              586,100           586,100
   Financial liabilities:
       Note payable, related parties                       41,800            41,800
       Note payable                                        59,300            59,300

       The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

       The fair value of notes payable is based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS  ENDED MARCH 31, 2000 AND 1999

(UNAUDITED)

(ROUNDED TO THE NEAREST HUNDRED)




                                                            THREE MONTHS      THREE MONTHS
                                                           ENDED MARCH 31,   ENDED MARCH 31,
                                                                 2000              1999
                                                           ---------------  ----------------
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

   Bad debt expense                                        $           -    $       152,100
   Mine exploration                                                 30,100           46,700
   Consulting                                                        5,500           34,100
   Accounting and legal                                             17,200            4,200
   Travel and entertainment                                          8,200            3,600
   Miscellaneous                                                     2,400            3,300
   Depreciation and amortization                                     5,900            1,800
   Office rent                                                       9,200            2,000
   Office expense                                                    3,500            3,700
   Insurance                                                        15,700            1,500
   Telephone                                                         1,800              600
   Advertising and promotion                                           800                -
   Equipment rental                                                  2,600            1,100
   Utilities                                                           300              200
   Bank charges                                                        200              100
                                                           ---------------  ---------------
                                                           $      103,400   $       255,000
                                                           ===============  ===============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

A)       PLAN OF OPERATION

         The Company is continuing and expanding its current programs of testing volcanic cinders from its property at Pisgah, California to determine whether they contain any precious metals, and if they do contain any precious metals, whether they can be profitably extracted. The Company is continuing its testing program pursuant to its December 6, 1999 Agreement with two individuals who represented that they had developed proprietary processes for the extraction of precious metals. In addition, the Company is engaged in testing programs with other persons utilizing different methods and procedures of precious metal extraction. The testing programs are carried out on behalf of the Company pursuant to a "care and custody" program by Bruce Ballantyne, the Company's independent geologist and geochemist consultant. Under this program, the material being tested is selected by Mr. Ballantyne and is in his care, custody, and control at all times. The material obtained from the testing procedures is sent by Mr. Ballantyne to a recognized laboratory for assaying. In the event that the Company, through its current testing programs, is successful at identifying and extracting precious metals from its volcanic cinders, the Company anticipates that it would dedicate the bulk of its efforts toward additional testing on the volcanic cinders and, if warranted, production. However, there is no assurance that precious metals exist in commercial quantities in the volcanic cinders or, if they do, that they can be profitably extracted and Can-Cal is currently testing in this regard. The Company is encouraged by the assay results to date. However, those results must be considered as preliminary and a significant amount of additional testing will be required.

         The Company has completed the drilling and trenching programs at the S & S Joint Venture's Owl Canyon property in which it owns a 50 percent interest. The Company has received a report from its consulting geologist, S. Bruce Ballantyne. The Company has initiated discussions with several mining companies to determine whether it is able to enter into an agreement in which another mining company would fund the costs of the recommended drilling program on the Papa Hill prospect (with an estimated cost of approximately $70,000) in exchange for an interest in the Owl Canyon property or such similar agreement. No such agreement has been reached to date and there is no assurance that any such agreement will be reached. In the event such an agreement can be reached on terms acceptable to the Company, it is likely that the Company would enter into such agreement. In the event that the Company is unable to enter into such an agreement with another mining company, the Company would then determine whether or not to pursue the proposed drilling program on its own or to seek to sell an interest in the property.

         Work on the Cerbat and Erosion properties has been delayed as a result of the expanded testing programs on the Pisgah property. Depending upon the success of the results of the testing of its volcanic cinders and its efforts with respect to obtaining another company to participate in its Owl Canyon Joint Venture, the Company may conduct a drilling program on its Cerbat properties, which it leases with an option to purchase. The purpose of such a drilling program would be to determine the nature and extent of mineralization existing on the property. Since the Company has not performed any drilling operations on that property, it is as yet unable to state the nature and extent or cost of the drilling it will undertake.

         Subject to the results of the testing on its volcanic cinders and the determination of a course of action on the Owl Canyon property, the Company also intends to concentrate various placer material available to it using its "concentrator." The Company has conducted a significant number of "in-house" assays on various placer materials available to it and, based upon those assays, believes that the placer material contains precious metals that the Company believes may exist in sufficient amounts to be mined commercially. If the testing continues to be promising, the Company may seek to claim other placer properties. However, since its concentrating activities have only recently been initiated, there is no assurance that precious metals exist in the placer material in commercial quantities, or that the Company can produce it at a profit.

         It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who work for the Company, during the 12 months ending March 2001.

(B)      LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

         The Company's working capital increased to $340,100 as of March 31, 2000, as a result of the sale of 500,000 restricted shares of its common stock for proceeds of $375,000 in that quarter. Working capital was $65,700 at December 31, 1999.

         The Company had no operating income or cash flow from its mineral operations for the three months ended March 31, 2000 or the three months ended March 31, 1999. The Company sustained a loss from operations of $98,900 for the three month period ended March 31, 2000, compared to $82,800 for the three period ended March 31, 1999. However, the loss for the three months ended March 31, 1999 included losses and income from Scotmar Industries, Inc., the discontinued automobile salvage subsidiary.

         During the three month period ended March 31, 2000, the accounting and legal expenses increased to $17,200 from $4,200 for the three month period ended March 31, 1999. The increase was due to the costs of being a reporting company and legal fees in connection with the collection process of the judgment entered against the principals of Tyro, Inc. Consulting costs decreased to $5,500 from $34,100. Travel and entertainment costs increased to $8,200 from $3,600. Insurance costs increased from $1,500 to $15,700 as a result of additional insurance coverage obtained by the Company. Mine exploration costs decreased from $46,700 to $30,100 as a result of the completion of the drilling and trenching programs at the S&S Joint Venture's Owl Canyon property. Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, the Company may capitalize certain of those expenses. There is no assurance that this will occur.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and/or exploration of its mineral properties.

         The Company believes it has sufficient funds to satisfy its cash requirements through March 31, 2001. Should it be necessary for the Company to obtain additional funds, the Company may attempt to sell an interest in one or more of its properties or borrow funds from outside sources. The Company believes that it may be possible for it to borrow additional funds, using its Volcanic Cinders property as collateral, but there are no loan facilities in place to date.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

         During the three months ended March 31, 2000, the Company sold an aggregate of 500,000 shares of its common stock for proceeds of $375,000. The stock was sold at $0.75 per share, which reflects a discount from market prices at the time, due to the restricted status of the shares sold (see below). Three of the purchasers are directors of the Company and are citizens and residents of Canada. One purchaser is an offshore trust. One purchaser is a member of the Schwarz family (who works for the Company on a full time basis), which is a 50 percent owner of the Company's Owl Canyon property. No underwriter was involved in these transactions.

         For those sales to the three directors and the offshore trust, the Company relied on the exemption from the 1933 Act provided by Regulation S promulgated pursuant to the 1933 Act and Section 4(2) of the 1933 Act. For the sale to the member of the Schwarz family, the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933. All shares are subject to the investment restrictions of Rule 144 and/or the provisions of Regulation
S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. Theses shares may be resold only pursuant to an effective registration statement under the 1933 Act or pursuant to an exemption from registration.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)    Exhibits.

                Exhibit No.    Description                             Page No.
                -----------    -----------------------------------     --------
                11.            Computation of Earnings Per Share           16
                27.            Financial Data Schedule                     17

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 2000.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              CAN-CAL RESOURCES, LTD.
                                              (Registrant)

Date:    May 12, 2000                             /s/   Ronald D. Sloan
       --------------------                   ----------------------------------
                                              RONALD D. SLOAN, President