Form 10QSB
period 2000-06-30
CAN CAL RESOURCES LTD
filed 2000-08-10
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended June 30, 2000.

_____ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

          Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                    88-0336988
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

   8221 Cretan Blue Lane, Las Vegas, NV                    89128
---------------------------------------------     ------------------------------
 (Address of principal executive offices)                  (Zip Code)

Issuer's telephone number, (  702  )        243       -          1849
                           ---------  ---------------   ------------------------

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

                                                              Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

          Class                               Outstanding on June 30, 2000
----------------------------------     -----------------------------------------
Common Stock, Par Value $.001.                     8,753,782

Transitional Small Business Disclosure Format (Check one): Yes_____  No     X
                                                                       ---------

                             CAN-CAL RESOURCES, LTD.

                FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999

                                    CONTENTS

                                                                           PAGE

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         Independent accountants' report                                      4

         FINANCIAL STATEMENTS:

             Interim balance sheets                                           5
             Interim statements of operations                                 6
             Interim statements of changes in stockholders' deficit           7
             Interim statements of cash flows                                 8
             Notes to interim financial statements                         9-12

         SUPPLEMENTARY SCHEDULE:

             Supplemental Schedule I--
               Operating, general and administrative expenses                13


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS       14-16

PART II. OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES                                               16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                    17

         Signatures                                                          17

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

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of June 30, 2000, and the condensed statements of operations for the three and six months ended June 30, 2000 and 1999, the condensed statements of cash flows for the six months ended June 30, 2000 and 1999, and the condensed statement of changes in stockholders' equity for the six months ended June 30, 2000. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related changes in stockholders' equity (deficit), and cash flows and statements of operations (not presented herein); for the year then ended; and in our report dated March 2, 2000, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 1999 and the condensed statement of changes in stockholders' equity for the year then ended, is fairly stated in all material respects in relation to the balance sheet and statement of changes in stockholders' equity from which they have been derived.

MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.


Las Vegas, NV
August 7, 2000

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

JUNE 30, 2000
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                         JUNE 30         DECEMBER 31
                                                                          2000               1999
                                                                     ---------------  ----------------
                                                                       (UNAUDITED)          (NOTE)
ASSETS

CURRENT ASSETS:
       Cash                                                          $     274,200    $       51,800
       Accounts receivable                                                       -
       Notes receivable, related parties                                         -            44,700
       Prepaid expenses                                                      3,200             1,200
       Note receivable                                                      53,000            48,000
                                                                     -------------    --------------
         Total current assets                                              330,400           145,700

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                        75,100            61,400

OTHER ASSETS (NOTE 5)                                                      107,200            95,300

NOTES RECEIVABLE, RELATED PARTY (NOTE 6)                                    46,400                 -

LONG-TERM INVESTMENTS (NOTE 7)                                             586,100           586,100
                                                                     -------------    --------------
                                                                     $   1,145,200    $      888,500
                                                                     =============    ==============
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                              $       8,400    $        7,100
       Accrued expenses                                                     83,100            56,300
       Note payable, related party (note 8)                                122,500            14,800
       Note payable, current portion (note 9)                                2,500             6,800
                                                                     -------------    --------------
         Total current liabilities                                         216,500            85,000

NOTE PAYABLE, NET OF CURRENT PORTION                                        32,500            55,000
                                                                     -------------    --------------
                                                                           249,000           140,000
                                                                     -------------    --------------
STOCKHOLDERS' DEFICIT:
       Common stock, $.001 par value; authorized, 15,000,000
         shares;  issued and outstanding, 8,753,782 shares                   8,800             8,200
       Preferred stock, $.001 par value; authorized, 10,000,000
         shares;  none issued or outstanding                                     -                 -
       Additional paid-in-capital                                        2,834,900         2,460,200
       Accumulated deficit                                              (1,947,500)       (1,719,900)
                                                                     -------------    --------------
                                                                           896,200           748,500
                                                                     -------------    --------------
                                                                     $   1,145,200    $      888,500
                                                                     =============    ==============

Note: The balance sheet of December 31, 1999 has been derived from the audited financial statements at that date.


                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE AND SIX  MONTHS  ENDED  JUNE 30,  2000 AND 1999
(ROUNDED  TO THE  NEAREST EXCEPT SHARE DATA)

                                                          THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                   ---------------------------------  ---------------------------------
                                                      JUNE 30,          JUNE 30,         JUNE 30,          JUNE 30,
                                                        2000              1999             2000              1999
                                                   ---------------   ---------------  ---------------   ---------------
                                                     (UNAUDITED)       (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
SALES                                              $             -   $        3,700   $             -   $         3,700

COST OF GOODS SOLD                                               -                 -                -                 -
                                                   ---------------   ---------------  ---------------   ---------------
GROSS PROFIT                                                     -             3,700                -             3,700
OPERATING EXPENSES,                                                                                             336,200
GENERAL AND ADMINISTRATIVE                                 148,100            81,200          253,500
                                                   ---------------   ---------------  ---------------
LOSS FROM OPERATIONS                                      (148,100)          (77,500)        (253,500)         (332,500)
OTHER INCOME (EXPENSES):

        Other income                                        15,100                 -           25,500                 -
        Interest income                                      3,800             3,300            4,800             3,600
        Interest expense                                    (2,700)           (2,700)          (4,400)           (5,100)
                                                   ---------------   ---------------  ---------------   ---------------
INCOME(LOSS) FROM CONTINUING OPERATIONS                   (131,900)          (76,900)        (227,600)         (334,000)
                                                   ---------------   ---------------  ---------------   ---------------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
        Income (loss) from discontinued
          automobile salvage division                            -                 -                -           174,300
        Gain on disposal of automobile salvage
        division (net of taxes)                                  -           116,400                -           116,400
                                                   ---------------   ---------------  ---------------   ---------------
NET INCOME (LOSS)                                  $      (131,900)  $        39,500  $      (227,600)   $     (43,300)
                                                   ===============   ===============  ===============   ===============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:

BASIC EPS

        Net income (loss)                          $         (0.02)  $          0.01  $         (0.03)  $         (0.01)
                                                   ===============   ===============  ===============   ===============
        Weighted average shares outstanding              8,753,782         6,514,318        8,587,115         7,242,805
                                                   ===============   ===============  ===============   ===============

DILUTED EPS

        Net income (loss)                          $         (0.02)  $          0.01  $         (0.03)  $         (0.01)
                                                   ===============   ===============  ===============   ===============
        Weighted average shares outstanding              8,753,782         6,514,318        8,587,115         7,242,805
                                                   ===============   ===============  ===============   ===============



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30,2000

(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                              ADDITIONAL                   CUMULATIVE     TOTAL
                                                                               PAID-IN       ACCUMULATED  TRANSLATION  STOCKHOLDERS'
                                                        COMMON STOCK           CAPITAL        DEFICIT      ADJUSTMENT     EQUITY
                                                  -------------------------  ------------  --------------  ----------  -------------
                                                    SHARES         AMOUNT
                                                  ----------     ----------

Balance, December 31, 1997                         6,447,652     $    6,400  $  1,676,400  $  (1,044,800)  $        -  $    638,000
  Issuance of common stock                           557,509            600       211,200              -            -       211,800
  Foreign currency translation adjustment                  -              -             -              -        8,500         8,500
  Net income (loss) for the year                           -              -             -       (353,000)           -      (353,000)
                                                  ----------     ----------  ------------  --------------  ----------  ------------
BALANCE, DECEMBER 31, 1998                         7,005,161          7,000     1,887,600     (1,397,800)       8,500       505,300
  Issuance of common stock                         1,248,621          1,200       572,600              -           -        573,800
  Foreign currency translation                             -              -             -              -      (11,800)      (11,800)
  Realized foreign currency translation loss               -              -             -              -        3,300         3,300
  Net income (loss) for the year                           -              -             -       (322,100)           -      (322,100)
                                                  ----------     ----------  ------------  --------------  ----------  ------------
BALANCE, DECEMBER 31, 1999                         8,253,782          8,200     2,460,200     (1,719,900)           -       748,500
  Issuance of common stock                           500,000            600       374,700              -            -       375,300
  Net income (loss) for the period                         -              -             -       (227,600)                  (227,600)
                                                  ----------     ----------  ------------  --------------  ----------  ------------
Balance, June 30, 2000                             8,753,782     $    8,800  $  2,834,900  $  (1,947,500)  $        -  $    896,200
                                                  ==========     ==========  ============  ==============  ==========  ============




                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2000 AND 1999
(ROUNDED TO THE NEAREST HUNDRED)

                                                                            SIX MONTHS ENDED
                                                                     ------------------------------
                                                                         JUNE 30,       JUNE 30,
                                                                           2000           1999
                                                                     --------------  --------------
                                                                       (UNAUDITED)     (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                             $   (227,600)   $     (43,300)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                    13,200            7,300
           Gain                                                                 -         (116,400)
           Loss on foreign currency translation                                 -            3,300
           Bad debt expense                                                     -          150,100
           Undistributed earnings of affiliate                                  -         (174,300)
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable                        -           (3,300)
              (Increase) decrease in prepaid expenses                      (2,000)             500
              (Increase) decrease in other assets                         (12,200)          (3,400)
              Increase (decrease) in accounts payable and
                other current liabilities                                  23,600           33,000
                                                                     ------------    -------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (205,000)        (146,500)
                                                                     ------------    -------------
CASH FLOW FROM INVESTING ACTIVITIES:
       Other investing activities                                          (5,000)               -
       Purchase of property and equipment                                 (26,900)         (57,400)
       Proceeds from sale of facility                                           -           65,300
                                                                     ------------    -------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                 (31,900)           7,900

CASH FLOW FROM FINANCING ACTIVITIES:
       Increase in related party debt                                     107,700          (65,300)
       Principal payments on note payable                                 (22,600)         (39,000)
       Proceeds from issuance of common stock                             375,000          359,300
       Proceeds from debt issuance                                              -           25,800
                                                                     ------------    -------------
NET CASH USED BY FINANCING ACTIVITIES                                     460,100          280,800

NET INCREASE (DECREASE) IN CASH                                           223,200          142,200
CASH AT BEGINNING OF PERIOD                                                51,800           41,600
                                                                     ------------    -------------
CASH AT END OF PERIOD                                                $    275,000    $     183,800
                                                                     ============    =============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

       Interest                                                      $         -     $          -
                                                                     ============    =============
       Income taxes                                                  $         -     $          -
                                                                     ============    =============



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES,  LTD.

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

1.     BASIS OF PRESENTATION OF FINANCIAL STATEMENTS:

       These unaudited interim financial statements of Can-Cal Resources, Ltd. have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Such rules and regulations allow the omission of certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles as long as the statements are not misleading.

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

2.     BUSINESS ACQUISITIONS:

       Scotmar Industries, Inc.

       On February 13, 1997 the Company issued 200,000 shares of common stock, in exchange for all of the issued and outstanding common stock of Scotmar Industries, Inc.

3.     DISCONTINUED OPERATIONS:

       In January 1999, the Company adopted a plan to discontinue the operations of Scotmar Industries, Inc. ("Scotmar"). The disposition of Scotmar was substantially completed by January 31, 1999. Net assets of the discontinued operation at December 31, 1998 were $88,922. The income from discontinued operations for the one month ended January 31, 1999 includes forgiveness of debt of $152,100 and loss from operations of $27,800.

CAN-CAL RESOURCES,  LTD.

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

4.     PROPERTY AND EQUIPMENT:

       Property and equipment at June 30, 2000 consisted of the following:

       Machinery and equipment                                                          $         81,700
       Transportation equipment                                                                   18,500
       Office equipment and furniture                                                             12,400
                                                                                        ----------------
                                                                                                 112,600

       Less accumulated depreciation                                                             (37,500)
                                                                                        ----------------
                                                                                        $         75,100
                                                                                        ================

       Depreciation  expense  for the six  months  ended  June  30,2000  totaled
       $13,200.

5.     OTHER ASSETS:

       Other assets at June 30, 2000 consisted of the following:

       Note receivable from Tyro, Inc., and principals, a corporation, secured by
         equipment,  interest accrued at 6% per annum, due on demand                    $         53,300
       Mining claims                                                                              36,400
       Non destructive testing materials                                                          10,500
       Deposits                                                                                    7,000
                                                                                        ----------------
                                                                                        $        107,200
                                                                                        ================


6.     NOTES RECEIVABLE (RELATED PARTIES):

       Notes receivable, related parties, at June 30, 2000 consisted of the following:

       Note receivable from S&S Mining, Inc., a joint venture partner, unsecured,
         interest imputed at 8%, due on demand                                          $         27,800
       Note receivable from an individual, unsecured, interest imputed
         at 8%, due on demand                                                           $         12,000
       Accrued interest receivable                                                                12,200
                                                                                        ----------------
                                                                                                  52,000
       Allowance for uncollectible accounts                                                        5,600
                                                                                        ----------------
                                                                                        $         46,400
                                                                                        ================

CAN-CAL RESOURCES,  LTD.

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

7.     LONG-TERM INVESTMENTS:

       Long-term investments at June 30, 2000 consisted of the following:

Pisgah property                                                                         $       567,100
Investment in S&S Mining joint venture                                                           19,000
                                                                                        ---------------
                                                                                        $       586,100
                                                                                        ===============

8.     NOTE PAYABLE, RELATED PARTIES:

       Note payable at June 30, 2000 consisted of the following:

       Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                                    $       122,500
                                                                                         ===============

9.     NOTE PAYABLE:

       Notes payable, related parties, at June 30, 2000 consisted of the following:

       Note payable to lender; secured by 1st deed of trust; interest at
         8% per annum; matures July 31, 2001                                             $       32,500
                                                                                         ===============

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

CAN-CAL RESOURCES,  LTD.

NOTES TO FINANCIAL STATEMENTS

THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

10.    STOCKHOLDERS' EQUITY (CONTINUED):

       COMMON STOCK (CONTINUED):

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

11.    FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2000:

                                                    CARRYING           FAIR
                                                     AMOUNT            VALUE
                                                  -----------       -----------
      Financial assets:
        Notes receivable-related party            $   46,400        $   46,400
        Property and equipment                        75,100            75,100
        Other assets                                 107,200           107,200
        Long-term investments                        586,100           586,100
      Financial liabilities:
        Notes payable, related parties               122,500           122,500
        Note payable                                  35,000            35,000


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

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS  ENDED JUNE 30, 2000 AND 1999
(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED)




                                                             THREE MONTHS    THREE MONTHS
                                                            ENDED JUNE 30,  ENDED JUNE 30,
                                                                2000             1999
                                                           -------------   --------------
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:

      Mine exploration                                     $      50,900   $     16,700
      Travel and entertainment                                    18,800          4,200
      Insurance                                                   14,500            600
      Office expense                                              10,500           (300)
      Office rent                                                  9,500          3,100
      Consulting                                                   9,300         33,300
      Depreciation and amortization                                7,300          5,600
      Equipment rental                                             6,700              -
      Advertising and promotion                                    6,200            500
      Accounting and legal                                         6,100         11,600
      Telephone                                                    4,000          1,600
      Miscellaneous                                                2,000              -
      Maintenance and repairs                                      1,300            500
      Utilities                                                      900            100
      Bank charges                                                   100            200
      Bad debt expense                                               -            3,500
                                                           -------------   -------------
                                                           $    148,100    $     81,200
                                                           =============   =============



                            See accountants' report.

ITEM  2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF

                OPERATION

(A)      PLAN OF OPERATION

During the quarter ended June 30, 2000 and continuing thereafter, the Company expanded its program of testing volcanic cinders from its property at Pisgah, California to determine the extent of precious metals contained in the material and to verify the commercial viability of the extraction technology.

In addition to its testing program pursuant to its December 6, 1999 Agreement, the Company has entered into another Agreement with two other individuals and an entity that they control, utilizing proprietary processes developed by those persons for the extractions of precious metals. The testing programs are carried out on behalf of the Company pursuant to a "Care and Custody" program by Bruce Ballantyne, the Company's independent geologist and geochemist consultant. Under this program, the material being tested is selected by Mr. Ballantyne and is in his care, custody, and control at all times. The material obtained from the testing procedures is sent by Mr. Ballantyne to recognized laboratories for assaying. Results obtained from independent laboratories to date have indicated the presence of precious metals in its volcanic cinders material. Consequently, the Company has significantly expanded its testing program and, as a result, the assaying of the results by independent laboratories. The Company has tested in excess of 100 samples of its volcanic cinder material and, as long as it believes the results warrant it, it intends to continue that testing process. The Company has also begun testing extractive processes. The Company anticipates at the present time that it will dedicate virtually all its efforts toward additional testing on the volcanic cinders and, if warranted, limited production. The Company has begun looking into suitable facilities in the event production is possible and economically feasible. The Company has not yet tested volcanic cinders in sufficient amount to determine whether the precious metals that are indicated to exist in the volcanic cinders exist in commercial quantities or, if they do, whether they can be profitably extracted. However, the Company has obtained an option to acquire the proprietary processes developed by those persons.

As a result of the Company dedicating virtually all its efforts to its volcanic cinder property, it has taken no material actions with respect to its other properties. The status of the other properties is as follows:

The Company has completed the blasting and trenching programs at the Owl canyon Joint Venture's property with S&S Mining. Can-Cal owns a fifty-percent interest in the Joint Venture. The Company has received a report from its consulting geologist S. Bruce Ballantyne from analytical data received from several hundreds of assays conducted on the samples shipped to professional independent laboratories. The assay results have provided the Board of Directors with positive information and encouragement to review a drilling program beginning at the epithermal mineralogy location known as Papa Hill. The estimated cost to complete the first phase of the drilling program is estimated at $70,000. The Company was originally looking for a third party mining company as a potential partner to initiate the drilling program. However, the Board has now decided to finance the project without involving another company.

Work on the Cerbat and Erosion properties has been delayed as a result of the expanded testing programs on the Pisgah property. The Company intends to initiate a sampling program on the Cerbat patented property this year. The Company has a lease with option to purchase the Cerbat property in Arizona. The Company does not intend to conduct further exploration on the Erosion property until 2001.

Subject to the expanded testing program on its volcanic cinders and the determination of a course of action on the Owl Canyon property, the Company also intends to concentrate various placer material available to utilize the Company's "concentrator." The Company has conducted a significant number of "In-house" assays on various placer materials available to it and, based upon those assays, believes that the placer material contains precious metals that the Company believes may exist in sufficient amounts to be mined commercially. If the testing continues to be promising, the Company may seek to claim other placer properties. However, since its concentrating activities have only recently been initiated, there is no assurance that precious metals exist in the placer material in commercial quantities, or that the Company can produce it at a profit.

(B)      LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

As of June 30, 2000, the Company's working capital was $113,900. Working capital as of March 31, 2000, was $340,100. As part of reduction in working capital, notes receivable of $44,700 from related parties were reclassified from "Current Assets" to "Other Assets", a non-current asset account.

The Company had no operating income or cash flow from its mineral operations for the three months ended June 30, 2000 or the three months ended June 30, 1999. The Company did realize income from the sale of a vehicle. The Company sustained a loss from operations of $129,100 for the three month period ended June 30, 2000, compared to a loss of $76,900 for the three period ended June 30, 1999.

During the three month period ended June 30, 2000, mine exploration costs increased from $16,700 for the three month period ended June 30, 1999, to $50,900 largely as a result of the accelerated testing program on the volcanic cinders, consulting fees paid to Bruce Ballantyne, and assay expenses associated with the testing program. Accounting and legal expenses decreased to $6,100 from $11,600. Other consulting costs decreased to $9,300 from $33,300. Travel and entertainment costs increased to $18,800 from $4,200. Those costs include the costs of the Company's annual meeting which was held on June 5, 2000 and increased travel relating to the existing program on the volcanic cinders. Insurance costs increased from $600 to $14,500 as a result of additional insurance coverage obtained by the Company. Office rent increased from $3,100 to $9,500 as a result of acquiring an additional office facility to accommodate the increased activity and office expense increased from ($300) to $10,500 as a result of that increased activity.

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

As a result of the Company's greatly expanded and accelerated program for testing its volcanic cinders material during the quarter ended June 30, 2000, and continuing thereafter, the Company has expended its funds much faster than it had anticipated. The Company anticipates that, as long as results appear to warrant it, it will continue its high level of testing and assaying and, if results warrant it, seek to obtain suitable facilities and equipment to produce precious metals from its volcanic cinders material. Therefore, the Company believes it requires additional funds to continue conducting those operations at their level and possibly expand those operations. The Company is contemplating a private sale of equity in the near future. No such transaction occurred in the quarter ended June 30, 2000. Other financing mechanisms may be explored as well, as an alternative to a private equity transaction. The Company does not anticipate that it will attempt to sell any interest in its volcanic cinders material, although it believes it may be possible for it to borrow additional funds using its volcanic cinders property as collateral. There are no loan facilities in place to date.

                           PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES

         (a)      None.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting was held on June 5, 2000 at which the following persons were elected directors: Ronald D. Sloan, James Dacyszyn, Barry Amies, Josef Reschreiter, and John Brian Wolfe. No other matter was voted on at the meeting. The number of votes cast were as follows:

NAME                       FOR                    AGAINST             WITHHELD
--------------------------------------------------------------------------------
Ronald D. Sloan            4,648,348               -- 0 --              -- 0 -
James Dacyszyn             4,648,348               -- 0 --              -- 0 -
Barry Amies                4,648,348               -- 0 --              -- 0 -
Josef Reschreiter          4,648,348               -- 0 --              -- 0 -
John Brian Wolfe           4,648,348               -- 0 --              -- 0 -

There were no abstentions, and there were 4,105,434 broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  No.      Description                                  Page No.
                  ---      -----------                                  -------

                  11       Computation of Earnings Per Share................19

                  23       Consent of Independent Accountants'..............20

                  27       Financial Data Schedule..........................21

         (b) Reports on Form 8-K.There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 2000.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            CAN-CAL RESOURCES LTD.
                                            (Registrant)


Date:  August 9, 2000                           /s/    Ronald D.  Sloan
                                            ------------------------------------
                                            RONALD D. SLOAN, President