Form 10QSB
period 2000-09-30
CAN CAL RESOURCES LTD
filed 2000-11-13
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
------    Exchange Act of 1934 for the fiscal quarter ended September 30, 2000.

          Transition Report under Section 13 or 15(d) of the Securities Exchange
------    Act of 1934.  For the transition period from _____ to _____.

          Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                    88-0336988
---------------------------------------     ------------------------------------
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

    8221 Cretan Blue Lane, Las Vegas, NV                     89128
---------------------------------------------     ------------------------------
  (Address of principal executive offices)                (Zip Code)

Issuer's telephone number, (  702  )        243           -         1849
                           ---------  -------------------   --------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

            Class                           Outstanding on September 30, 2000
----------------------------------       ---------------------------------------
  Common Stock, Par Value $.001.                      9,000,452

Transitional Small Business Disclosure Format (Check one): Yes_____  No  X
                                                                       ------

                             CAN-CAL RESOURCES, LTD.

         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999



                                    CONTENTS

                                                                           PAGE

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

          INDEPENDENT ACCOUNTANTS' REPORT                                     3

          FINANCIAL STATEMENTS:
               Interim balance sheets                                         4
               Interim statements of operations                               5
               Interim statements of changes in stockholders' deficit         6
               Interim statements of cash flows                               7
               Notes to interim financial statements                       8-12

          INDEPENDENT ACCOUNTANTS'S REPORT ON SUPPLEMENTAL INFORMATION       13

          SUPPLEMENTARY SCHEDULE:

               Supplemental schedule I
              -- Operating, general and administrative expenses              14

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS      15-18

PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES                                              19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                   19

          Signatures                                                         19

                         INDEPENDENT ACCOUNTANTS' REPORT

To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of September 30, 1999, and the condensed statements of operations for the three and nine months ended September 30, 2000 and 1999, the condensed statements of cash flows for the nine months ended September 30, 2000 and 1999, and the condensed statement of changes in stockholders' equity for the nine months ended September 30, 2000. These financial statements are the responsibility of the company's management.

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

MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.

Las Vegas, NV
November 3, 2000

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

SEPTEMBER 30, 2000
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                          SEPTEMBER 30,   DECEMBER 31,
                                                                              2000            1999
                                                                          -------------   ------------
                                                                           (UNAUDITED)      (NOTE)
ASSETS

CURRENT ASSETS:
      Cash                                                                $   207,500     $    51,800
      Notes receivable, related parties                                          --            44,700
      Prepaid expenses                                                           --             1,200
      Note receivable                                                          53,000          48,000
                                                                          -----------     -----------
           Total current assets                                               260,500         145,700

PROPERTY AND EQUIPMENT, NET (NOTE 4)                                           70,300          61,400

OTHER ASSETS (NOTE 5)                                                         107,200          95,300

NOTES RECEIVABLE, RELATED PARTY (NOTE 6)                                       47,200            --

LONG-TERM INVESTMENTS (NOTE 7)                                                586,100         586,100
                                                                          -----------     -----------
                                                                          $ 1,071,300     $   888,500
                                                                          ===========     ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
      Accounts payable                                                    $     9,500     $     7,100
      Accrued expenses                                                         86,000          56,300
      Notes payable, related parties (note 8)                                 124,800          14,800
      Notes payable, current portion (note 9)                                  33,500           6,800
                                                                          -----------     -----------
           Total current liabilities                                          253,800          85,000

NOTES PAYABLE, NET OF CURRENT PORTION                                            --            55,000
                                                                          -----------     -----------
                                                                              253,800         140,000
                                                                          -----------     -----------
STOCKHOLDERS' DEFICIT:
      Common stock, $.001 par value; authorized, 15,000,000 shares;
           issued and outstanding, 9,000,452 shares                             9,200           8,200
      Preferred stock, $.001 par value; authorized, 10,000,000 shares;
           none issued or outstanding                                            --              --
      Additional paid-in-capital                                            3,204,300       2,460,200
      Accumulated deficit                                                  (2,396,000)     (1,719,900)
                                                                          -----------     -----------
                                                                              817,500         748,500
                                                                          -----------     -----------
                                                                          $ 1,071,300     $   888,500
                                                                          ===========     ===========

Note: The balance sheet of December 31, 1999 has been derived from the audited financial statements at that date.

                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED  SEPTEMBER 30, 2000 AND 1999
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                     THREE MONTHS ENDED              NINE MONTHS ENDED
                                               ----------------------------    ----------------------------
                                                SEPTEMBER       SEPTEMBER       SEPTEMBER        SEPTEMBER
                                                 30, 2000        30, 1999        30, 2000         30,1999
                                               -----------    -------------    ------------    -------------
                                               (UNAUDITED)     (UNAUDITED)      (UNAUDITED)     (UNAUDITED)

SALES                                          $      --       $      --       $      --       $     3,700

COST OF GOODS SOLD                                    --              --              --              --
                                               -----------     -----------     -----------     -----------
GROSS PROFIT                                          --              --              --             3,700

OPERATING EXPENSES,
      GENERAL AND ADMINISTRATIVE                   453,200         151,800         706,200         488,000
                                               -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                              (453,200)       (151,800)       (706,200)       (484,300)
OTHER INCOME (EXPENSES):
      Other income                                   4,500            --            30,000            --
      Interest income                                3,200           3,600           8,000           7,300
      Interest expense                              (3,500)         (2,200)         (7,900)         (7,300)
                                               -----------     -----------     -----------     -----------
INCOME (LOSS) FROM CONTINUING OPERATIONS          (449,000)       (150,400)       (676,100)       (484,300)
                                               -----------     -----------     -----------     -----------
INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
      Income (loss) from discontinued
        automobile salvage division                   --              --              --           174,300
      Gain on disposal of automobile
        salvage division (net of taxes)               --              --              --           116,400
                                               -----------     -----------     -----------     -----------
NET INCOME (LOSS)                              $  (449,000)    $  (150,400)    $  (676,100)    $  (193,600)
                                               ===========     ===========     ===========     ===========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
      AND COMMON STOCK EQUIVALENTS:

BASIC EPS

      Net loss from continuing operations      $     (0.05)    $     (0.02)    $     (0.08)    $     (0.03)
                                               ===========     ===========     ===========     ===========
      Weighted average shares outstanding        8,484,895       7,928,616       8,719,709       7,567,464
                                               ===========     ===========     ===========     ===========

DILUTED EPS

      Net loss from continuing operations      $     (0.05)    $     (0.02)    $     (0.08)    $     (0.03)
                                               ===========     ===========     ===========     ===========
      Weighted average shares outstanding        8,484,895       7,928,616       8,719,709       7,567,464
                                               ===========     ===========     ===========     ===========



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30,2000

(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                             ADDITIONAL                CUMULATIVE      TOTAL
                                                                              PAID-IN    ACCUMULATED   TRANSLATION   STOCKHOLDERS'
                                                         COMMON STOCK         CAPITAL      DEFICIT     ADJUSTMENT      EQUITY
                                                  ------------------------  -----------  ------------  -----------   ------------
                                                    SHARES       AMOUNT
                                                  -----------  -----------

BALANCE, DECEMBER 31, 1997                          6,447,652  $     6,400  $ 1,676,400  $(1,044,800)  $      --     $   638,000
      Issuance of common stock                        557,509          600      211,200         --            --         211,800
      Foreign currency translation adjustment            --           --           --           --           8,500         8,500
      Net income (loss) for the year                     --           --           --       (353,000)         --        (353,000)
                                                  -----------  -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1998                          7,005,161        7,000    1,887,600   (1,397,800)        8,500       505,300
      Issuance of common stock                      1,248,621        1,200      572,600         --            --         573,800
      Foreign currency translation                       --           --           --           --         (11,800)      (11,800)
      Realized foreign currency translation loss         --           --           --           --           3,300         3,300
      Net income (loss) for the year                     --           --           --       (322,100)         --        (322,100)
                                                  -----------  -----------  -----------  -----------   -----------   -----------
BALANCE, DECEMBER 31, 1999                          8,253,782        8,200    2,460,200   (1,719,900)         --         748,500
      Issuance of common stock                        746,670        1,000      744,100         --            --         745,100
      Net income (loss) for the period                   --           --           --       (676,100)     (676,100)
                                                  -----------  -----------  -----------  -----------   -----------   -----------
BALANCE, SEPTEMBER 30, 2000                         9,000,452  $     9,200  $ 3,204,300  $(2,396,000)  $      --     $   817,500
                                                  ===========  ===========  ===========  ===========   ===========   ===========




                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
(ROUNDED TO THE NEAREST HUNDRED)

                                                                NINE MONTHS ENDED
                                                           ----------------------------
                                                           SEPTEMBER 30,  SEPTEMBER 30,
                                                               2000          1999
                                                           -------------  -------------
                                                            (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:

NET LOSS                                                   $(676,100)    $(193,600)
    Adjustments to reconcile net income to net cash
      provided by operating activities:
        Depreciation                                          21,100        12,700
        Gain on disposal of facility                            --        (116,400)
        Gain on foreign currency translation                    --          (3,300)
        Bad debt expense                                        --         152,100
        Undistributed earnings of affiliate                     --        (174,300)
        Changes in operating assets and liabilities:
            (Increase) decrease in accounts receivable        (7,600)       (5,500)
            (Increase) decrease in prepaid expenses            1,200           500
            (Increase) decrease in other assets              (11,800)          100
            Increase (decrease) in accounts payable and
                other current liabilities                     27,700        32,300
                                                           ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES            (645,500)     (295,400)
                                                           ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                       (30,000)      (57,400)
    Proceeds from sale of facility                              --          65,300
                                                           ---------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                    (30,000)        7,900
                                                           ---------     ---------
CASH FLOW FROM FINANCING ACTIVITIES:
    Increase in related party debt                           110,300       (65,300)
    Principal payments on note payable                       (23,900)      (40,600)
    Proceeds from issuance of common stock                   744,800       573,300
    Proceeds from debt issuance                                 --          25,800
                                                           ---------     ---------
NET CASH USED BY FINANCING ACTIVITIES                        831,200       493,200
                                                           ---------     ---------
NET CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT                 --           5,800
NET INCREASE (DECREASE) IN CASH                              155,700       211,500
CASH AT BEGINNING OF PERIOD                                   51,800        41,600
                                                           ---------     ---------
CASH AT END OF PERIOD                                      $ 207,500     $ 253,100
                                                           =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:

    Interest                                               $    --       $   3,000
                                                           =========     =========
    Income taxes                                           $    --       $    --
                                                           =========     =========



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

4.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 2000 consisted of the following:

     Machinery and equipment                                         $  84,900
                                                                        18,400

     Office equipment and furniture                                     12,400
                                                                     ----------
                                                                        11,570

     Less accumulated depreciation                                     (45,400)
                                                                     ----------
                                                                     $  70,300
                                                                     ==========

     Depreciation  expense for the nine months ended  September  30,2000 totaled
       $21,100.

5.   OTHER ASSETS:

     Other assets at September 30, 2000 consisted of the following:

     Note receivable from Tyro, Inc., and principals,
         a corporation, secured by equipment,
         interest accrued at 6% per annum, due on demand             $  53,300
     Non-destructive testing materials                                  10,500
     Deposits                                                            7,000
     Mining claims                                                      36,400
                                                                     ---------
                                                                     $ 107,200
                                                                     =========


6.   NOTES RECEIVABLE (RELATED PARTIES):

     Notes receivable, related parties, at September 30, 2000 consisted of the following:

     Note receivable from S&S Mining, Inc.,
         a joint venture partner, unsecured,
         interest imputed at 8%, due on demand                       $  27,800
     Note receivable from an individual,
         unsecured, interest imputed
         at 8%, due on demand                                           12,000
     Accrued interest receivable                                        13,100
                                                                     ---------
                                                                        52,900
           Allowance for uncollectible accounts                          5,700
                                                                     ---------
                                                                     $  47,200
                                                                     =========

CAN-CAL RESOURCES,  LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

7.   LONG-TERM INVESTMENTS:

     Long-term investments at September 30, 2000 consisted of the following:

     Pisgah property                                                  $ 567,100
     Investment in S&S Mining joint venture                              19,000
                                                                      ---------
                                                                      $ 586,100
                                                                      =========


8.   NOTES PAYABLE, RELATED PARTIES:

     Note payable, related parties, at September 30, 2000 consisted of the following:

     Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                $  120,300

     Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                     4,500
                                                                     ----------
                                                                     $  124,800
                                                                     ==========


9.   NOTES PAYABLE:

     Notes payable at September 30, 2000 consisted of the following:

     Note payable to lender; secured by 1st deed of trust;           $  32,500
         interest at 8.00% per annum, matures July 31, 2001

     Note payable to lender; unsecured; interest                           700
         at prime plus 1.00% per annum, matures September, 2000

     Note payable to lender; unsecured; interest
         at prime plus 1.00% per annum; matures March, 2000                300
                                                                     ---------
                                                                        33,500
     Less current portion                                               33,500
                                                                     ---------
                                                                     $      0
                                                                     =========

CAN-CAL RESOURCES,  LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

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

     On July 3, 2000, the Board of Directors approved the issuance of 200,000 shares of Can-Cal common stock in exchange for technology related to the extraction and processing of ore.

     On July 25, 2000, the Board of directors approved the sale of 46,670 shares of Can-Cal common stock to various investors.

     CAN-CAL RESOURCES, LTD.

     NOTES TO FINANCIAL STATEMENTS (CONTINUED)

     NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

11.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at September 30, 2000:

                                                   CARRYING           FAIR
                                                    AMOUNT            VALUE
                                                 -------------      ----------
     Financial assets:
       Notes receivable                          $   53,000         $   53,000
       Property and equipment                        70,300             70,300
       Other assets                                 107,200            107,200
       Notes receivable - related parties            47,200             47,200
       Long-term investments                        586,100            586,100
     Financial liabilities:
       Note payable, related parties                124,800            124,800
       Note payable                                  33,500             33,500



     The  carrying  amounts  of cash,  accounts  payable  and  accrued  expenses
       approximate   fair  value   because  of  the  short   maturity  of  those
       instruments.

     The fair value of bank line of credit is based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

12.  RESEARCH AND DEVELOPMENT:

     During July, 2000, the Company entered into an agreement with two individuals to obtain proprietary technology relative to the extraction of precious metals. In consideration of this technology the Company issued 200,000 shares of Can-Cal Resources, Ltd. common stock. Due to uncertainty regarding the successful utilization of this process, a $300,000 charge to mine exploration costs was taken during the quarter ended September 30, 2000.

13.  SUBSEQUENT EVENTS:

     Subsequent to September 30, 2000 the Company entered into negotiations with a lender to borrow approximately $300,000. Although the Company presently has no binding agreement, negotiations are ongoing.

          INDEPENDENT ACCOUNTANTS' REPORT ON SUPPLEMENTAL INFORMATION
          -----------------------------------------------------------



To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

Our report on our review of the basic financial statements of Can-Cal Resources, Ltd. for the three and nine months ended September 30, 2000 appears on page one. That review was made for the purpose of expressing limited assurance that there are no material modifications that should be made to the financial statements in order for them to be in conformity with generally accepted accounting principles. The information included in the supplemental schedule of operating, general and administrative expenses is presented only for supplemental analysis purposes. Such information has been subjected to the inquiry and analytical procedures applied in the review of the basic financial statements, and we are not aware of any material modifications that should be made thereto.

MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.

Las Vegas, NV
November 3, 2000

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --

OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE AND NINE MONTHS  ENDED SEPTEMBER 30, 2000 AND 1999
(ROUNDED TO THE NEAREST HUNDRED)
(UNAUDITED)

                                             THREE          THREE
                                            MONTHS         MONTHS      NINE MONTHS   NINE MONTHS
                                             ENDED          ENDED         ENDED         ENDED
                                           SEPTEMBER      SEPTEMBER     SEPTEMBER     SEPTEMBER
                                           30, 2000       30, 1999      30, 2000      30, 1999
                                           ---------     ----------    ----------    ----------
OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES:
      Mine exploration                     $370,800      $ 64,500      $454,500      $133,100
      Travel and entertainment               22,200        11,800        58,500        19,600
      Insurance                               7,900         1,700        38,100         3,800
      Office expense                         12,200         4,100        26,200        10,100
      Office rent                             6,400         5,400        25,200        10,500
      Consulting                              7,800        21,800        22,600        89,200
      Depreciation and amortization           7,900         5,400        21,100        12,800
      Advertising and promotion               5,700           800        12,700         1,300
      Accounting and legal                    6,900        16,100        30,200        31,900
      Telephone                               1,900         1,300         7,700         3,500
      Miscellaneous                           1,900        18,400         6,300        19,000
      Utilities                               1,600           300         2,800           600
      Bank charges                             --             200           300           500
      Bad debt expense                         --            --            --         152,100
                                           --------      --------      --------      --------
                                           $453,200      $151,800      $706,200      $488,000
                                           ========      ========      ========      ========





             See accountants' report on supplementary information.

FORWARD LOOKING STATEMENTS

     Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 provide a "safe harbor" for forward looking statements that are based on current expectations, estimates and projections, and management's beliefs and assumptions. Words such as "believes," "expects," "intends," "plans," "estimates," "may," "attempt," "will," "goal," "promising," or variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks and uncertainties which are difficult or impossible to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. The Company undertakes no obligation to update publicly any forward-looking statement whether as a result of new information, future events or otherwise.

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

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATION

     During the quarter ended September 30, 2000 and continuing thereafter, the Company significantly expanded its precious metal extractive techniques, procedures and methodology program of testing volcanic cinder material from its patented mineral claims at Pisgah, California. The purpose of the program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to verify the feasibility and the possible commercial viability of the various extractive technologies tested.

     These extractive testing programs are carried out on behalf of the Company pursuant to a "Care and Custody" program by Bruce Ballantyne, the Company's independent geologist and geochemist consultant. All tests have to date been conducted on small amounts of the volcanic cinder material. Under this program the volcanic cinder material has been selected and collected from the property. The sample preparation and composition of the samples used in the extraction testing are in Mr. Ballantyne's care and custody and control. The precious metal-bearing material obtained from the repeated extraction testing "runs" of the various precious metal extraction methods is sent by Mr. Ballantyne to recognized and certified analytical laboratories. These laboratories determine by chemical assay methods the existence of and the content of the various precious metals in the extracted material. They report their assay results to the Company in certified analytical reports. To date the Company has received repeated confirmation from these independent laboratories indicating that gold, silver and platinum group elements (PGE's) are present in, and may be able to be extracted from, the material. These results from a variety of methods have resulted in an expanded program of testing under the direction of Mr. Ballantyne, which the Company plans to continue.

     In addition to the chemical determination of the presence of precious metals in the material, the Company contracted detailed mineralogical study of precious metal-bearing minerals and their associations in the volcanic cinders. These extensive studies conducted at the Universite Libre de Bruxelles and the Colorado School of Mines used microscropical methods to document and identify and confirm the presence of minerals and native metal grains and alloys of gold, silver, platinum and palladium (precious metals) in the material. Scanning Electron Microscope (SEM) and Electron Microprobe (EMP) both equipped with Energy Dispersive Systems (EDS) were used to describe, measure, determine and illustrate via imaging, gold, silver and PGE's bearing minerals, metals and alloys. These mineralogical results confirmed the existence of precious metal minerals in the material. These detailed mineralogical studies also assisted in the modification of extraction process method testing.

     The Company has caused extractive processes to be conducted and is further examining those which appear to be most successful in extracting precious metal products which are:

(a) Smelting of varying weights of "head ore" material at various temperatures in a variety of furnace- types using a variety of fluxes and precious metal in quart collectors.

(b) Various acid digestion precious metal extractions of "head ore" material. Filtration of resultant "pregnant" precious metal bearing solutions with subsequent "dropping" of contained precious metals from these solutions using methods such as solvent extraction, electrowinning and wet chemical methods.

(c)  Various  precious  metal   chemical-leaching   extractions  of  "head  ore"
     material. Filtration of the resultant "pregnant" precious metal-bearing solutions with subsequent "dropping" of the contained precious metals.

     The precious metal bearing products have been prepared in a variety of products such as dore bars, buttons and beads, powders, salts, sponges and fire assay cupellation beads. They were subsequently sent by Bruce Ballantyne to refineries and to certified analytical laboratories for fire assay and/or wet chemical ICP to determine the precious metal content and composition analyses. Extractive testing results obtained to date from the independent laboratories has indicated that the Company has repeatedly extracted precious metals including gold, silver and PGE's using "laboratory bench-top" sample weights of the "head ore" material.

     As part of the Company's plan of operation a 500-pound composite sample of material has been collected, homogenized and prepared into a finely ground sample under the direction and supervision of Bruce Ballantyne. Portions of this sample are being extraction tested to ascertain if this fine grinding of the cinders will enhance precious metal extraction and recovery as compared to the previously successful test "runs" on coarser "head ore" material.

     The Company is conducting this expanded testing program to determine the most suitable method of extracting precious metal products and to determine whether they can be extracted in commercial quantities.

     Any precious metals produced during these larger sample weight "batch test runs" will be tested for precious metal content and composition by certified independent bullion assay laboratories and refineries. The analytical data produced by this program testing will, if successful, provide information necessary to determine the commercial viability of any production. If it is determined that production may be feasible and economical the testing will provide information required for production circuit sizing, building and installation of a pilot production facility. No such determination has been made to date.

     The Company has leased a facility in Nye County, Nevada with an option to purchase, which it considers adequate for its testing program and, if successful, pilot production. The facility contains certain equipment that the Company can utilize. The facility consists of approximately 20 acres and has the following structures and equipment, which are all included in the lease and purchase price: Furnished laboratory building, mobile home, furnaces, analytical equipment, leaching tanks, extraction equipment, leaching tanks and chemicals. However, the Company will be required to obtain additional equipment. The Company is currently determining what additional equipment it will require. The Company estimates that the cost of the additional equipment will range from $35,000 to $50,000.

     Although the Company has only entered into an Interim Agreement with the owner of the facility, the parties are in the process of drafting the definitive documentation and the Company believes that a final agreement will be satisfactorily concluded. The terms of the Interim Agreement are as follows: The Company will lease the facility for four months at a rent of $1,000 per month. The Company has paid the first two months rent and is moving into the facility and preparing it for the testing program. The Company has an option for four months to purchase the facility including all equipment and supplies for an amount to be negotiated, but which the Company believes will be in the area of $100,000.

     The Company will have to obtain the necessary permits to operate the facility, even on a limited basis. While it is expected that permits would be issued in due course (as the proposed operation is similar in some respects to gold recovery plants elsewhere in the area), permitting delays could be encountered.

     The permitting authorities include the Nevada state and county agencies, which have authority over mining operations under state and local laws, and also have delegated authority from the Environmental Protection Agency for the various federal statutes and agency rules which apply to mining/processing operations.

     On July 3, 2000 the Company entered into an agreement with an entity referred to as CAL002, in which the company acquired an option to acquire certain processes and fluxes designed to extract precious metals. As part of the agreement the Company engaged in extensive testing utilizing those processes and fluxes. That testing was conducted in the entity's facilities and utilized their equipment. As a result of its testing the Company exercised its option to acquire the processes and fluxes and issued 200,000 shares of its common stock as consideration.

     As a result of the Company's expanded testing and extraction programs on the Volcanic Cinders material and the indicated results of precious metals from Pisgah Cinders material by a variety of methods, the Company has dedicated virtually all of its efforts to the Pisgah property programs. The Company is also working with other persons experienced in extractive procedures and the extraction and processing of precious metals and is testing different extractive procedures and techniques.

     However, in an effort to further evaluate the blasting and trenching program conducted at the Owl Canyon property in 1999, the Company retained Mr. James P. Robinson, a consulting geologist to conduct a fifteen day detailed structural and geologic mapping survey. This study has been completed and a geologic report filed with the Company. The report includes surface geologic and structural maps at 1" = 50 feet and extrapolated cross sections of the four silver-gold mineralized zones examined in 1999. Mr. Robinson concluded that the Papa Hill zone is a viable exploration target and he recommended a 10 hole-drilling program to depths of 200 - 300 feet to adequately test the mineralized target. The three other mineralized zones as defined appear to have structural features, which are narrow or truncated and thus less attractive as bulk tonnage gold-bearing jasperoid deposits. Because of the Company's focus and exploitation of the Pisgah Hill Volcanic Cinder property, and the unfavorable exploration environment the Board has decided not to pursue any further exploration at Owl Canyon or seek third party participation for the property at this time.

     Further geologic and exploration work at the Cerbat and Erosion properties has not been initiated and the Company does not intend to conduct further exploration on those properties in the near future.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of September 30, 2000, the Company's working capital was $6,700. Working capital as of June 30, 2000 was $113,900. Working capital at September 30, 2000 included $69,000 in proceeds from sale of restricted stock in the third quarter and approximately $110,000 loaned to the Company by officers and directors during the nine months ended September 30, 2000.

     The Company had no operating income or cash flow from its mining operations for the three-month period ended September 30, 2000. The Company sustained a loss from operations of $449,000 for the three month period ended September 30, 2000, compared to a loss of $150,400 for the three month period ended September 30, 1999. $300,000 of the loss for the period ending September 30, 2000 was accounted for by expensing the 200,000 shares of common stock issued by the Company to acquire certain processes and fluxes for the treatment of ores and extraction of precious metals (See note 12 to the financial statements).

     During the three month period ended September 30, 2000, mine exploration costs increased to $370,800 from $133,100 for the three-month period ended September 30, 1999. $300,000 of the mine exploration cost was accounted for by expensing the 200,000 shares of common stock as indicated above. The remaining $70,800 of mine exploration costs account for expenses incurred in testing the various processes and fluxes, consulting fees paid to Bruce Ballantyne and assay expenses. These expenses are attributable to the Company's accelerated testing programs on its volcanic cinders. Accounting and legal expenses decreased to $6,900 from $16,100. The decrease was due to the costs incurred in 1999 of becoming a reporting company and legal fees in connection therewith. Consulting costs decreased to $7,800 from $21,800 as a result of fewer requirements for independent consultants. Travel and entertainment costs increased to $22,200 from $11,800. This increase was due to the lease of an additional vehicle, increased travel costs and auto operating expenses. Insurance costs increased from $1,700 to $7,900 as a result of additional insurance coverage obtained by the Company. Miscellaneous expenses decreased from $18,400 to $1,900. The decrease was accounted for by focusing on the Pisgah property project.

     Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, The Company may capitalize certain of those expenses. There is no assurance that this will occur.

     As a result of the Company's greatly expanded and accelerated program for testing its volcanic cinders material during the quarter ended September 30,2000, and continuing thereafter, the Company has expended its funds much faster than it had anticipated. The Company anticipates that, as long as results appear to warrant it, it will attempt to continue its high level of testing and assaying and will attempt to produce precious metals from its volcanic cinder material. Therefore, the Company requires additional funds to continue conducting those operations and possibly expand those operations. The Company presently is negotiating a loan in the approximate amount of $300,000, and may also (or in the alternative) seek private equity financing. The anticipated loan terms would be $300,000, with interest at 16% per annum secured by a second deed of trust on the Company's Pisgah Volcanic Cinders property and an assignment of rents on that property. In addition, if the Company exercises its option to purchase the facility in Nye County, Nevada, it will execute a first deed of trust as additional collateral. The Company anticipates that the loan will be for a period of 5 years, with interest payable semi-annually. The loan may be prepaid any time without penalty. In addition the Company will issue 45,000 shares of its common stock, subject to investment restrictions, as a placement fee, and grant the lender a 5-year option to purchase 300,000 shares of its common restricted stock at a price equal to the 50% of the lowest market price of its stock during the month preceding exercise.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES

     In the quarter ended September 30, 2000, the Company sold 46,670 shares of restricted common stock for $69,000 ($1.50 per share) to seven Canadian residents pursuant to the exemption from 1933 Act registration provided by Regulation S adopted by the Securities and Exchange Commission. The offering price reflected a discount from the market price at the time of the offering. All shares are restricted from resale for one year; resale's thereafter only will be permitted in accordance with Rule 144. No Underwriters or brokers were involved in the offer and sale of the securities, which were placed by officers and directors of the Company.

     In addition, the Company issued 200,000 shares of its common stock to two individuals, both U.S. Residents, (100,000 shares each), as consideration for the acquisition of certain proprietary processes and fluxes. Those shares are restricted securities. The Company relied on the exemption from registration provided by section 4(2) of the Securities Act of 1933. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

    (a)    Exhibits.

           No.       Description                                        Page No.
           ---       -----------                                        -------

           11        Computation of Earnings Per Share.......................20

           23        Consent of Independent Accountants......................21

           27        Financial Data Schedule.................................22

    (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 2000.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             CAN-CAL RESOURCES LTD.

                                             (REGISTRANT)

     Date:  November 13, 2000         By:        / s /     Ronald D. Sloan
                                             -----------------------------------
                                             RONALD D. SLOAN, President