Form 10KSB
period 2000-12-31
CAN CAL RESOURCES LTD
filed 2001-03-16
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                  Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2000.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.
Commission file number 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Nevada                                  88-0336988
----------------------------------------     -----------------------------------
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
     incorporation or organization)

8221 Cretan Blue Lane,  Las Vegas, NV                     89128
----------------------------------------     -----------------------------------
(Address of principal executive offices)                (Zip Code)

Issuer's telephone number, (  702  )    243    -            1849
                           ---------  -------     ------------------------------
Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

                          Common stock, par value $.001
--------------------------------------------------------------------------------
                                (Title of class)

           Preferred stock, par value $.001, non-voting, 5% cumulative
--------------------------------------------------------------------------------
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO ___

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues in fiscal year 2000 were $67,500.

     Aggregate market value of the voting stock held by non-affiliates as of March 12, 2001: $10,587,246.

     Number of common shares outstanding as of March 12, 2001: 9,372,791.

     Documents   incorporated  by  reference:   None.   However,   exhibits  are
incorporated. See Item 13.
     Transitional Small Business Disclosure Format: YES ___  NO  X

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

(b)      Business of Issuer

         The Company is a mining company in the exploration stage. Since about May 1996, the Company has been devoting its resources to examining various mineral properties prospective for precious metals and minerals and acquiring those which it deems promising. The Company owns, leases or has an interest in five mineral properties in the southwestern United States. All properties which the Company has reviewed, and those which it has acquired, are "grass roots" properties, in that they are not known to contain any proven reserves of precious metals or minerals. None of these properties has any proven or probable reserves and none of these properties is in production.

         During 2000 and continuing thereafter, the Company has focused its exploration efforts on its Pisgah California patented mineral claims, namely the Pisgah volcanic cinder property. The Company significantly expanded its program of testing the Pisgah volcanic cinder stockpiled material by utilizing precious metal extractive techniques and metallurgical procedures and methods. The purpose of the program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to verify the feasibility and the possible commercial viability of the various extractive technologies tested. (See Item 2, "The Pisgah Volcanic Cinders Property-Testing of the Volcanic Cinders").

         The Company has done an extensive amount of preliminary geochemical analytical testing and precious metal assaying on its properties. These exploration programs indicate the existence of precious metals on those properties. The term "precious metals" within the context of the companies exploration includes gold, silver, platinum, palladium and rhodium of which one or more may be present on a property or within mineralization on the property. A geochemical analytical determination or an assay is a chemical test on a sample of rock or minerals to determine the quantity of one or more elements contained in the sample. A geochemical sample analysis generally is used to determine the presence of the sought after element(s) as well as pathfinder trace elements and major rock or mineral forming elements. A geochemical sample analysis is used to establish background geochemical abundances for a given area which may lead to the determination of positive and/or negative geochemical anomalies in the data which can be used to target potential mineralized areas. Modern trace element and ultra trace element geochemical analysis is intended for lean geological samples as opposed to well mineralized or ore-bearing geologic materials. As such, geochemical analysis of geologic material is reported in parts per billion
(ppb) or parts per million (ppm). Most elements are reported at low to very low detection limits.

         An assay chemical test is intended for "higher-grade" mineralization or "ore-grade" geologic samples. Generally, the assay focuses on the sought after element(s) in the ore such as precious metals or base metals. Highly precise determinations for precious metals are sought using fire assay methods whereby abundance is reported as grams per ton (ne), ounces per ton (ne) or in milligrams (mg) or grams (g). Base metal assays generally are reported as percentage (%) compositions.

         The Company's policy, as implemented by its geochemical consultant Bruce Ballantyne, has since the summer of 1999 been to use independent accredited analytical laboratories for all of its geochemical and assay work. The performance of any particular laboratory has and continues to be monitored by check and re-check geochemical or assay analysis at different accredited geochemical or assay facilities. The evaluation of a particular sample reporting anomalous or potentially economically significant results for precious metal compositions is generally required to be duplicated often by a completely different analytical or assay procedure. Control reference standards are monitored by these accredited laboratories and by the Company's consultant. Fire assay flux components have been chemically analyzed to determine their precious metal contents. Blank fire-assays are used to determine contamination and inquart compositions are also monitored. The Company policy is to purchase and use high purity metals such as silver if and when they are used as an inquart precious metal collector in any of the testing and evaluation of the geologic material.

         Since the summer of 1999, it is the Company's policy that all geological material to be geochemically analyzed or assayed be either sent to the laboratory for sample preparation (crushing and grinding) or that all sample collection and subsequent preparation be performed by their geochemical consultant within an industry standard Control and Custody Program.

         The Company accepts submissions of geologic material from properties it may consider acquiring. It sends these samples to independent accredited laboratories for analysis. Evaluation of these data have not been sufficiently encouraging for the Company to independently sample or acquire and/or participate in any other exploration projects.

         Within the Company's five properties even if the quality controlled geochemical analysis or assays indicate the existence of precious metals, significant additional exploration and drilling is necessary to determine if the property warrants development. To date, it has not been determined that any of the properties contain sufficient amounts of precious metals to constitute "resources" or "reserves" and whether any property is capable of economic production. Tests conducted on the Pisgah volcanic cinder stockpiled material have indicated that precious metals can be extracted from this geologic material in a variety of metallurgical processes. Further evaluation of precious metal extraction methods utilizing pilot plant processing circuits is underway at the Company's Nye County laboratory and testing facility.

          Ron D. Sloan, the Company's President, has worked for the Company on a full-time basis since May 1996. The Company's officers or directors have no prior experience in mining and exploration. From April 12 1999, to December, 1999 Terry Rice served as the Company's Vice- President - Operations. Mr. Rice is a metallurgical engineer with 24 years of experience in the mining industry. Mr. Rice was in charge of all the Company's mining and mineral operations. Until Mr. Rice was hired, the Company had been relying upon consultants and other persons experienced in mining. Mr. Rice resigned his position on December 2, 1999 because the Company had completed its trenching and sampling program at Owl Canyon. The Company did not have sufficient work to justify a full time employee. However, Mr. Rice continued to perform some services for the Company on a per diem basis until about mid-December, 1999, when he secured full time employment elsewhere.

         In July, 2000 the Company retained S. Bruce Ballantyne, a Geologist and Geochemist from Vancouver, British Columbia, as a consultant, to develop and make recommendations regarding the Company's exploration activities. He is not an officer or director of the Company. Mr. Ballantyne recommended the staking, the trenching and sampling program at the Owl Canyon property. He has been actively involved in the Control and Custody sampling, testing and evaluation of the Company's Pisgah volcanic cinders property. The Company will continue to contract with Mr. Ballantyne and possibly other professional consultants to aid in all phases of evaluation and exploration of its properties. In addition, the company has retained other professional consultants to assist it in the metallurgical processing and extraction of precious metals from its volcanic cinders property.

          S. Bruce Ballantyne is currently self-employed as President and owner of YKNAU RESOURCES, INC., an economic geology and applied geochemistry exploration service and consulting firm based in Vancouver. The firm advises and implements mineral exploration programs for major and mid-tier producers as well as junior mining companies and prospecting syndicates. Mr. Ballantyne received a Bachelors Degree with a major in Earth Science from the University of Guelph in 1973. Prior to his current status of independent consulting for several clients, his firm was under exclusive contract to Eldorado Gold Corp from 1996 to December, 1997. While with Eldorado Gold Corp., during this period, he was Senior Geochemist and member of their Vancouver Exploration Dept., responsible for exploration activities for gold and copper in Mexico, Brazil, Turkey, West Africa and Argentina.

          Mr. Ballantyne was employed by the federal Department of Natural Resources Canada at the Geological Survey of Canada in Ottawa for 23 years, from 1973 to 1996, as an Applied

Geochemist. As a member of the GSC's Mineral Resources Division, Resource Geophysics and Geochemistry Section, his scientific career included programs in Nova Scotia, NWT, Alberta, British Columbia and the Yukon. In 1976, he designed and implemented the stream sediment and water sampling surveys known as the National Geochemistry Reconnaissance (NGR) Survey for British Columbia and the Yukon. These programs are still active today and constitute the largest publicly available database of its kind in the world. As such his focus of research has been the mineral deposits of the Yukon and British Columbia (1975-1996). During this period he was author of numerous abstracts, maps, open files, reports, papers and workshop volumes concerning applied geochemical prospecting methods and interpretation. As a result of his research endeavors he was invited to present oral papers at the International Symposia including USA, Finland, Brazil, and Peoples Republic of China (1984). He annually spoke or presented Poster Displays at the Whitehorse Forum, B.C. Geological Roundup, Prospectors and Developers Conference, GSC Geologic Forum, as well as at CIM, GAC, MEG and Geochemical Conferences held in Canada. He actively supported research as an advisor to under graduate students and Masters thesis studies at Carlton and Ottawa Universities.

          The Company has entered into an agreement with Mr. Ballantyne as of January 8, 2001 in which it has retained Mr. Ballantyne's services through April 30, 2001 to act as a management consultant to the Company. His duties include advisement and assistance on a daily basis, the business and operations of the company, principally with respect to its volcanic cinder project. Mr. Ballantyne's compensation is $1,700 per week. As an additional consideration for Mr. Ballantyne's services, the Company agreed to issue to Mr. Ballantyne, or his assignee, 10,000 shares of its common stock upon termination of the agreement. Those shares will be restricted securities. In addition, in the event Can-Cal is producing or able to produce precious metals from Pisgah volcanic cinder material on an economic basis during the term of the agreement or at the termination of the agreement or any extension thereof, Can-Cal will issue to Mr. Ballantyne or his assignee an option to purchase up to 40,000 shares of its common stock. The option, if granted, shall be for the period of three years and the exercise price shall be the closing price of Can-Cal's common stock on January 8, 2001. Can-Cal has a right to extend the contract for an additional twelve weeks by written notification to Mr. Ballantyne prior to April 15, 2001. The Company anticipates that it will extend the contract.

          In March 1999, the Company purchased a reverse circulation drill rig capable of R.C. drilling to a depth of approximately 150 feet and began a drilling program on the Owl Canyon Project. The Company utilized that rig to drill exploratory holes on its Owl Canyon property owned and operated by the S & S Joint Venture, in which the Company owns a 50% interest. The Joint Venture has also acquired a small core drill rig and has drilled an exploratory hole at the Owl Canyon Project. The Joint Venture, as of December 31, 1999, had drilled approximately 58 short R.C. holes on the Owl Canyon Property. During 1999 the Joint Venture also staked additional mineral lode claims to cover additional mineralized zones as recommended by Mr. Ballantyne. The Joint Venture conducted a trenching and sampling program at Owl Canyon, and Mr. Ballantyne completed a comprehensive report with respect to Owl Canyon. His report recommends a 6 hole, 700 meter drilling program at the newly staked Papa Hill epithermal silver-gold prospect. In addition, the company retained a structural geologist consultant during 2000 to review the Owl Canyon Property who recommended a similar program. Because of the Company's focus on the Pisgah Hill volcanic cinder property and the unfavorable exploration environment the Company has decided not to pursue any further exploration at Owl Canyon or seek third party participation at this time. See Item 2, The "S & S Joint Ventures Owl Canyon Property".

          Further geologic and exploration work at the Cerbat and Erosion Limestone Properties has not been initiated and the company does not intend to conduct further exploration on those properties in the near future.

          On March 16, 1999, the Company purchased a newly developed "placer gold concentrator" from its Canadian inventor. The equipment is capable of producing heavy mineral concentrates which may contain placer gold hosted in alluvial material (sands and gravels) located on placer claims. The Company also purchased a truck which it utilized to transport the concentrator from Washington State to Nevada. Because the Company has now focused its attention on the Pisgah Property and Owl Canyon properties it is not anticipated that the Company will conduct placer gold testing and exploration in the near future. The Company undertook minor placer testing with the equipment at Owl Canyon in 1999 and lack of success has lead to the dropping of all placer claims at Owl Canyon. The Company owns some placer claims in Lucerne Valley, California, at the Erosion Limestone Property. These placer claims are not amenable to placer gold exploitation and are located for building stone-limestone mineral potential.

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

          The Company attempted to produce precious metals utilizing an independent contractor who utilized the facilities of a mill owned and operated by others. In March 1999, after several months of testing and processing various geologic materials, the Company produced 16.8 ounces of gold from concentrates obtained from a third party and received $3,654.88 after paying refining costs and fees. The Company does not consider the production of precious metals from those concentrates economic and ceased all operations at the mill and with its operators.

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

(b)(2) In 1999 the Company received $3,654.88 from the sale of the 16.8 ounces of gold produced.

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

(b)(5) The Company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah volcanic cinders property and the Owl canyon property. The precious metals extracted from these tests which range from 30g to 3 lbs. of feedstock have all been sent to analytical laboratories for accredited assay.

(b)(6)   The Company is not dependent upon one or a few major customers.

(b)(7)  The  Company  holds  no  patents,  trademarks,   licenses,   franchises,
concessions, or royalty agreements, and has no labor contracts.

(b)(8) Mining operations are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA  generally;  and (iii)  wildlife  (Department  of  Interior  for migratory  fowl, if attractive  standing water is involved in  operations).  See
(b)(11) below. The Company has been added by San Bernardino County as a party to the Approved Mining/Reclamation Plan and related permits. See Item 2, Description of Properties - Volcanic Cinders Property - Mining Lease Agreement with Twin Mountain Rock Venture.

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

(b)(10) The Company has expended a significant amount of funds on consulting, geochemical analytical testing, metallurgical processing and extracting, and precious metal assaying of material, however, the company does not consider those activities as research and development activities. All those expenses are borne by the Company. (See Item (b)(12)

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area; and the Joint Venture complied with their request in 2000.

(b)(12) The Company's President, Ronald D. Sloan is the Company's only full-time employee. The Company contracts with other persons to perform services as independent contractors as required. Those services have included the use of facilities and equipment owned by such persons as well as the services of such persons for performing testing and extraction procedures. At the present time, several independent contractors are performing consulting, testing, extractive and assaying services for the Company. The Company paid approximately $125,700 in

1999 and approximately $225,000 in 2000 for consulting, processing, testing, extracting and assaying.

ITEM 2.  DESCRIPTION OF PROPERTY

         The Company owns or has an interest in five properties: One which it owns in fee (the patented Pisgah volcanic cinders property) and one which it leases with an option to purchase (the Cerbat property). The three remaining properties are unpatented mining claims acquired through filings with the BLM.

         Unpatented claims are located upon federal public land pursuant to procedure established by the General Mining Law. Each placer claim covers up to 160 acres; a placer claim covers the placer material located inside the surface boundaries of the placer claim and on or beneath the surface within the boundaries. Each lode claim covers up to 20 acres; a lode claim covers the minerals located inside the lode mining claim boundaries and on or beneath the surface within the boundaries and also the extensions of veins of minerals which extend down and outside the lode claim boundaries. The Company is obligated to pay a holding fee or spend $100.00 in work per claim each year in order to maintain the claims in good standing. Requirements for the location of a valid mining claim on public land depend on the type of claim being staked, but generally include posting thereon of a location notice, marking the boundaries of the claim with monuments, and filing a certificate of location with the county in which the claim is located and with the BLM. If the statutes and regulations for the location of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. To preserve an otherwise valid claim, a claimant must also annually pay certain rental fees to the federal government (currently $100 per claim) and make certain additional filings with the county and the BLM. Failure to pay such fees or make the required filings may render the mining claim void or voidable. Because mining claims are self- initiated and self-maintained, they possess some unique vulnerabilities not associated with other types of property interests. It is impossible to ascertain the validity of unpatented mining claims solely from public real estate records and it can be difficult or impossible to confirm that all of the requisite steps have been followed for location and maintenance of a claim. If the validity of an unpatented mining claim is challenged by the government, the claimant has the burden of proving the present economic feasibility of mining minerals located thereon. Thus, it is conceivable that during times of falling metal prices, claims which were valid when located could become invalid if challenged. Disputes can also arise with adjoining property owners for encroachment or under the doctrine of extra lateral rights.

         In the summer of 1999, the Company professionally staked lode claims (S&S Joint Venture) pursuant to the requirements for location of a valid mining lode claim on BLM lands in the Owl Canyon Project area. Upon the recommendation of S.B. Ballantyne these claims were staked to cover newly recognized mineralized zones in the area of the original S&S Joint Venture lands. A total of 37 mineral lode claims at Owl Canyon were filed with San Bernardino County, California, and at the BLM offices.

         All annual rental fees for all lode and placer claims owned or leased by the Company are paid in full and therefore all mineral lands are in good standing with the federal government.

         A placer or lode claim which has been patented has met the requirements in Title 43 of the Code of Federal Regulations, Part 3860. A patent is a document which conveys fee title and it usually conveys title to the surface as well as the minerals. Two basic requirements for patenting both placer and lode claims are that $500 worth of improvements have been made for the benefit of each claim, and that a discovery exists on each claim.

         Generally in the case of lode patent claims, patents were granted when tunnels, drifts, crosscuts, shafts, etc., were developed and a plat of a Mineral Survey was completed for the property along with cadastral engineering reports and surveys of the exterior surface boundaries of the claim. When a lode patent to a claim is granted the BLM has determined and confirmed that the vein or lode discovered contains a valuable deposit of mineral within the limits of each of the locations. In Arizona, the Company leases patented mineral lode claims at its Cerbat Project. When a placer claim patent is granted it includes all forms of mineral deposits excepting veins of quartz or other rock formation. Where a placer claim shall be upon surveyed lands and conforms to legal subdivisions no further survey or plat is required. Placer claims may be staked and/or patented if it is a discovery of building stone or other deposit than gold claimed under placer laws. The Company's wholly owned California Pisgah Property is comprised of mining claims which were granted patent status in April 8, 1963 (to Atchison, Topeka, and Santa Fe Railway Company).

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

         THE PISGAH VOLCANIC CINDERS PROPERTY
         ------------------------------------

         The Company acquired fee title to patented property in December 1997. The property, comprised of approximately 120 patented acres, is located in San Bernardino County, California in Section 32, Township 8N and Range 6 East (SBM). It contains the Pisgah volcanic edifice consisting of the Pisgah Crater and cinder cone. The Cinder and Cinder #2 patented mining claims contain 120 acres of morphologically young alkali basalts and hawaiite lava flows and cinder. The cinder and spatter cone is about 100 meters high and has a basal diameter of about 500 meters. The surrounding three eruptive phases of basaltic lava flows exhibit vesicular pahoehoe, transitional, and "aa" flow textures. The volcanic cone and crater consists of unsorted basaltic tephra, ranging from finest ash, through scoriacious cinders and blocks, to dense and broken bombs up to two meters in maximum dimension. The Quaternary age of 24,000 years (USGS) is an anomalous young age for southern California Mojave Desert recent basaltic volcanic magmatism. The Pisgah Crater exhibits evidence that it was derived from a primitive mantle - derived basaltic magma and interaction with pre-existing mafic continental crust prior to accent. The Pisgah volcanic core and the cinder stockpiled material are easily accessed by a paved road connecting to Interstate
40. The Pisgah Cinder mine is located 10 miles southwest of Ludlow, California, and 55 km ESE of Barstow, San Bernardino, California.

          In 1998, the Company contracted Garvin Surveying Sciences, a California based company, to complete surface topographic survey of the property. In 1994, the Twin Mountain Rock Venture contracted an airborne photographic survey of the property. They produced a one inch to 200 foot by five foot topographic elevation map of the Pisgah Property which also located roads and buildings infrastructure. The Garvin survey estimated that approximately 13,500,000 tons of volcanic material exists above the surface of the Mojave Desert valley floor. It was also estimated that approximately 3,000,000 tons of volcanic cinder material has been screened and stockpiled on the property. In the past, all but the east side of the cone has been extensively quarried over many years for volcanic cinder material. On the south, west and north sides of the cone mining has exposed up to 30 meters high vertical faces of unconsolidated tephra deposits. On the south and west side of the cone and crater the remnant volcanic material from the past cinder mining operations has been dumped into an elongated stockpile of volcanic tephra (screened material of approximately 3,000,000,000 tons). It is this stockpiled volcanic material which has provided the "feedstock" for the sample locations established as part of the Control and Custody sampling and testing program initiated by Mr. Ballantyne in 2000. The bulk of the particles on the large stockpile are uniformly 710 microns to 2 cm in size as they were sized during quarrying and processing of the tephra - cinders. Approximately 5 percent by weight of the screened stockpiled cinder material is less than 150 microns in size.

          The following equipment is located on the Cinder and Cinder #2 patent claims: a large ball mill (which crushes the natural unconsolidated cinder material), truck loading pads, two steel container buildings, large storage tanks, conveyors to load trucks, ore silos and grizzly screening equipment. The Company has not used any of this equipment as the screened stockpiled material consisting of 3,000,000 tons of cinder feedstock has been the focus of assaying and extractive metallurgical processing of the contained precious metals. The Company in the past caused independent geochemical analysis and fire assays to be performed on the Pisgah stockpiled material. The gold, silver, and platinum group metals geochemical determinations and assays using generally accepted assaying procedures indicated only trace amounts of those metals.

          In the second half of 2000, the Company contracted a California precious metal fire assay analytical laboratory to develop a repeatable fire assay procedure for Pisgah volcanic cinder material.. After considerable development and testing, this California laboratory successfully created a fire assay protocol which repeatedly produced measurable fire assay beads containing silver, gold, and platinum group metals respectively by order of compositional abundance. The Company then contracted the ISO 9002 accredited analytical laboratories at ACME Analytical Laboratories Ltd., Vancouver, British Columbia, to utilize the developed fire assay procedure. ACME conducted fire assays on Pisgah volcanic cinder material in 1 Assay Ton tests at their facility. ACME Laboratories also used their own standard "off the shelf flux" to check the amenability of Pisgah volcanic cinders to fire assay methods. ACME Laboratories used all of the flux components for the Company's flux menu from its in-stock supplies and then fire assayed one assay ton charges of Pisgah volcanic material in five separate fire assay samples. ACME reported that the average silver content is 9.83g, gold content is 2.43g and palladium content is 0.174g with no platinum values to report.

          ACME Laboratories' own flux when fired assayed with Pisgah volcanic cinder material averaged for two separate tests a silver content of 9.48g, gold content of 2.34g and palladium content of 0.108g with no platinum to report. As check analysis of the Pisgah volcanic cinders' amenability to be fire assayed, Inspectorate America, Inc., Rocky Mountain Geochemical (a member of the British Standards Institution BSI Group of Companies) of Sparks Nevada was contracted by the Company to do additional confirmation fire assay work. Rocky Mountain Geochemical, Sparks, precious metal department is a recognized umpire assay laboratory for precious metal producers and refining industry companies. Inspectorate, Rocky Mountain Geochemical used one assay ton charges of Pisgah volcanic cinder material and their own flux chemicals from their supplies using the Company's flux menu of components. The average of two fire assay runs completed at Inspectorate reported silver content at 6.96g, gold content of 3.70g, palladium content of 0.404g and platinum content of 0.124g. The Company has publicly reported these data as it confirms that Pisgah volcanic cinder material is amenable to repeated precious metal fire assay detection and recovery.

          Rocky Mountain Geochemical was contracted to conduct a nickel-copper (Ni-Cu) fusion assay test of Pisgah finely ground volcanic cinder material. The Ni-Cu fusion is a commonly accepted industry standard assay technique which is often used for complex platinum group metal ores. The single Ni-Cu fusion test reported that the Pisgah volcanic material contains 5 ppm or 5g Palladium and 1.2ppm or 1.2g of Platinum. This assay technique again verified the assayable presence of platinum group metals in the Pisgah cinder stockpile.

          Mining Lease Agreement with Twin Mountain Rock Venture: In order to generate cash for its operations, the Company, effective May 1, 1998, entered into a Mining Lease Agreement on its Volcanic Cinders property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain"), which is an indirect subsidiary of Peter Kiewit & Sons, Inc. of Omaha, Nebraska. The Agreement is for an Initial Term of ten years, with an option to allow Twin Mountain to renew the Lease for an Additional Term of ten years. The Company has agreed to make 600,000 tons of volcanic cinders available to Twin Mountain during the Initial Term, and an additional 600,000 tons during the Additional Term, which Twin Mountain will process and sell primarily as decorative rock. The Agreement provides for minimum annual royalty payments by Twin Mountain of $22,500 per year for the Initial Term and $27,500 per year for the Additional Term. Twin Mountain is also obligated to pay the Company a monthly production royalty for all material mined, processed, consumed, and/or sold or removed from the premises, calculated as follows: i. the greater 5% of gross sales F.O.B. Pisgah Crater, or $.80 per ton for material used for block material; and ii. 10% of gross sales F.O.B. Pisgah Crater for all other material; and iii. Twin Mountain receives a credit against the amount of any production royalty payment for minimum royalty payments previously made. The Company received the initial payment of $22,500 from Twin Mountain upon execution of the Agreement. Twin Mountain has not yet removed any material from the property and has indicated to the Company that it is unlikely it will remove any such material for a period of about two years. However, Twin Mountain does not have the right to remove or extract any precious metals from the property. Twin Mountain also agreed to use its good faith efforts to cause its mining permit, reclamation permit, and air quality permit to be issued in the name of both Twin Mountain and the Company. The process has been completed. The Company has been added to the Approved Mining/Reclamation Plan and related permits as required by San Bernardino County, California. The Company has posted a cash bond in the amount of $1,379 which is 1% of the total reclamation bond. Twin Mountain has posted the remainder of the bond.

The Company has agreed to give Twin Mountain advance notice of any plans to remove in excess of 250 tons of cinders.

         Financing Based on the Twin Mountain Lease Agreement: On February 12, 1998, in order to obtain additional funds for its operations, the Company entered into a Loan Agreement with a lender in which the lender agreed to loan the Company up to $150,000, subject to the Company entering into a Mining Lease Agreement with Twin Mountain which was acceptable to the lender. The Mining Lease Agreement with Twin Mountain was acceptable to the lender. That Agreement was amended on June 1, 1998, to reduce the maximum amount of the loan to $127,500. $25,000 was advanced to the Company by the lender on signing. The lender has loaned the Company a total of $77,500 and the Company does not anticipate that any additional amounts will be loaned. The loan bears interest at the rate of 8% and is due and payable on July 31, 2001. As security for the loan, the Company has granted the lender a first deed of trust on the Volcanic Cinders property at Pisgah and has assigned all payments due it from Twin Mountain to the lender until such time as the loan and interest are paid in full. In May 2000, Twin Mountain made the third payment of $22,500 to the lender pursuant to the assignment of payments.

          On May 10, 1998, the Company sold 100,000 shares of its common stock to James Dacyszyn, a citizen and resident of Canada, at $.45 per share ($45,000). Mr. Dacyszyn was elected a director of the Company on February 8, 1999. Mr. Dacyszyn had the option at the end of the year to return the 100,000 shares in exchange for the Company's Promissory Note due one year from the date of issuance, with interest at 8%, secured by a second mortgage on the Company's volcanic cinders property. Mr. Dacyszyn has elected to retain the shares and relinquish the mortgage. The price of $.45 per share was determined based on the approximate price at which the Company's common shares were then trading in the marketplace.

          On November 23, 2000, Can-Cal Resources Ltd. (the "Company") entered into a Loan Agreement with a corporate lender in which the lender agreed to loan the Company $300,000 for a period of five years. The loan bears interest at 16% per annum, which is payable semi-annually on May 24 and November 24 of each year. The loan is secured by a second deed of trust, security agreement, financing statement and assignment of rents on the Company's Pisgah Volcanic Cinders Property. The loan may be prepaid without penalty in full or in part on any interest payment date. As additional consideration for the loan, the Company granted the lender an option to purchase 300,000 shares of its common stock for a period of five years. The purchase price for the shares is the lower of $0.65 per share or 50% of the lowest trading price by Yahoo! Finance Historical Quotes during the prior complete calendar month immediately preceding the day of notice of intent to exercise the option. As further consideration, the Company issued 45,000 restricted shares of its common stock to a corporate affiliate of the lender as a loan placement fee.

          On November 24, 2000, the Company received the loan proceeds of $300,000 and then issued 45,000 shares of its common stock as the loan placement fee. In addition, on November 24, 2000, the lender exercised its option to purchase the 300,000 restricted shares of common stock. The lowest trading price for the Company's common stock during the preceding month was $1.0312. The purchase price for the shares was, therefore, $.5156 per share. The total purchase price for the 300,000 shares was $154,680, which was paid to the Company on November 24, 2000. Those shares have been issued to the lender.

          Testing of the Pisgah Volcanic Cinders
          --------------------------------------

          The Company has tested and continues to test the Pisgah volcanic cinders to determine whether they contain any precious metals and, if so, whether they can be extracted on an economic basis.

          All extractive testing programs are carried out on behalf of the Company pursuant to a "Care and Custody" program by Mr. Ballantyne, utilizing processes and methodologies developed by others. All tests have to date been conducted on small amounts from 30 grams to 3 pounds of the volcanic cinder material. Under these programs the volcanic cinder material is selected and collected from the property by Mr. Ballantyne. The sample preparation and composition of the samples used in the extraction testing are in Mr. Ballantyne's care and custody and control. The precious metal-bearing material obtained from the repeated extraction testing "runs" of the various precious metal extraction methods is sent by Mr. Ballantyne to recognized and certified analytical laboratories. These laboratories determine by chemical assay methods and other techniques the existence of and the content of the various precious metals in the extracted material. They report their assay results to the Company in certified analytical reports. The Company has received repeated confirmation from these independent laboratories indicating that gold, silver and platinum group elements (PGE's) are present in, and may be able to be extracted from, the material. These results from a variety of methods have resulted in an expanded program of extraction and metallurgical testing under the direction of Mr. Ballantyne, which the Company plans to continue.

          In addition to the chemical and other determination of the presence of precious metals in the material, the Company contracted detailed mineralogical study of precious metal-bearing minerals and their associations in the volcanic cinders. These extensive studies conducted at CANMET Ottawa, the Universite Libre de Bruxelles and the Colorado School of Mines used microscopical methods to document and identify and confirm the presence of minerals and native metal grains and alloys of gold, silver, platinum and palladium (precious metals) in the material. Scanning Electron Microscope (SEM) and Electron Microprobe (EMP) both equipped with Energy Dispersive Systems (EDS) were used to describe, measure, determine and illustrate via imaging, gold, silver and PGE's bearing minerals, metals and alloys. These mineralogical results confirmed the existence of precious metal minerals in the material. These detailed mineralogical studies also assisted in the modification of extraction process method testing.

          The Company has caused extractive processes to be conducted and is further examining those which appear to be most successful in extracting precious metal products which are:

(1)      Smelting  of  varying   weights  of  "head  ore"  material  at  various
         temperatures in a variety of furnace-types using a variety of fluxes and precious metal in quart collectors.

(2) Various acid digestion precious metal extractions of "head ore" material. Filtration of resultant "pregnant" precious metal bearing solutions with subsequent "dropping" of contained precious metals from these solutions using methods such as solvent extraction, electrowinning and wet chemical methods.

(3) Various precious metal chemical-leaching extractions of "head ore" material. Filtration of the resultant "pregnant" precious metal-bearing solutions with subsequent "dropping" of the contained precious metals.

         The precious metal bearing products have been prepared in a variety of products such as dore bars, buttons and beads, powders, salts, sponges and fire assay cupellation beads. They were subsequently sent by Mr. Ballantyne to refineries and to certified analytical laboratories for fire assay and/or wet chemical ICP to determine the precious metal content and composition analyses. Extractive testing results obtained to date from the independent laboratories has indicated that the Company has repeatedly extracted precious metals including gold, silver and PGE's using "laboratory bench-top" sample weights of the "head ore" cinder material and cinder material which has been screened, sized as ground to finer sizes of particles.

         As part of the Company's plan of operation a 500-pound composite sample of material has been collected, homogenized and prepared into a finely ground sample under the direction and supervision of Mr. Ballantyne. Portions of this sample have been extraction tested utilizing various procedures to ascertain if this fine grinding of the cinders will enhance precious metal extraction and recovery as compared to the previously successful test "runs" on coarser "head ore" material. To date it appears that fine grinding does not increase recoveries in some of the extraction methods tested.

         As part of the expanded pilot plant scale of testing program, the Company intends to utilize larger amounts of cinder material. The Company has leased a laboratory and testing facility and is conducting this expanded testing program to determine the most suitable method of extracting precious metal products and to determine whether they can be extracted in commercial quantities. Any metals produced during larger sample weight "batch test runs" will be tested for precious metal content and composition by certified independent bullion assay laboratories and refineries. The analytical data produced by this program testing will, if successful, provide information necessary to determine the commercial viability of any production. If it is determined that production may be feasible and economical the testing will provide information required for production circuit sizing, building and installation of a pilot production facility. No such determination has been made to date.

         The Company is actively continuing repeat testing utilizing various processes. The Company anticipates at the present time that it will dedicate virtually all its efforts toward additional "batch test runs" on the volcanic cinders and, if warranted, limited pilot plant production. The Company has not yet tested volcanic cinders in sufficient amount to determine whether the precious metals that are indicated to exist in the volcanic cinders exist in commercial quantities or, if they do, whether they can be profitably extracted.

         The December 1999 Agreement
         ---------------------------

         On December 6, 1999, the Company entered into an Agreement with two individuals who represented that they had developed a proprietary smelting process and proprietary solvent extraction process for extracting precious metals from materials containing such metals. Pursuant to the terms of the Agreement, the Company loaned one of the individuals, personally, $48,000 for the sole purpose of conducting smelting and processing operations on the Company's Pisgah volcanic cinder material and material from the Wikieup lode claims, which belong to one of those individuals and an associate of theirs. The Company received Promissory Notes in the amount of $48,000, without interest, from that individual. As collateral, the Company received a quitclaim deed to a 20 acre Wikieup lode claim namely the Brown Derby #25, located in Mojave County, Arizona. The Agreement provides that if the Company is satisfied that the processes covered by the Agreement successfully extracted precious metals either from the Company's volcanic cinders material or the Wikieup material, the Company was granted an option to acquire the proprietary smelting process and solvent extraction process, as well as four additional 20 acre Wikieup lode claims and one 160 acre placer claim.

         During the end of February and March, 2000, the Company's Pisgah volcanic cinders material was tested utilizing these processes. The resulting extracted products and dore were sent to independent laboratories for assaying. Although some assaying results indicated the presence of precious metals, the Company did not regard the testing as successful. The Company has determined not to exercise the option and has made demand for repayment of the $48,000. The Company retains the 20 acre Wickieup lode claim.

         The July 3, 2000 Agreement
         --------------------------

         On July 3, 2000 the Company entered into an Agreement with two individuals and an entity that they control, utilizing proprietary processes developed by those persons for the extraction of precious metals. They granted the Company an option to acquire those processes for 200,000 shares of its common stock. The Company made extensive tests of those processes. The testing programs were carried out on behalf of the Company pursuant to a "Care and Custody" program by Mr. Ballantyne. Under this program, the Pisgah cinder material being tested was selected by Mr. Ballantyne and was in his care, custody, and control at all times. The testing and extractive procedures were performed in facilities and utilizing equipment belonging to those persons. The material obtained from the testing procedures was sent by Mr. Ballantyne to accredited laboratories for assaying. Results obtained from independent laboratories to date have indicated the presence of extracted precious metals recovered from Pisgah volcanic cinder material. The Company has exercised its option to acquire the proprietary processes developed by those persons and has issued 200,000 of its common shares to them as consideration.

         Facilities
         ----------

         The Company has leased a facility in Nye County, Nevada with an option to purchase, which it considers adequate for its laboratory and batch test run program and, if successful, pilot plant scale production. The facility and equipment is in good condition. The facility contains certain equipment that the Company can utilize and a water well. The facility consists of approximately 20 acres and has the following structures and equipment, which will be included in the lease and purchase price: furnished laboratory building, mobile home, furnaces, analytical equipment, leaching tanks, extraction equipment, leaching tanks and certain chemicals. The Company has also purchased additional equipment and chemical supplies including steel container buildings, vat leach tanks, mixers, pumps, filter press, resin column, speedy melt furnace and electrowinning tank and rectifier. The Company has refurbished some of its own equipment in order to expand its batch test run capabilities and has installed the equipment at the facility. The Company has upgraded some of the infrastructure on the property, namely, the electrical and propane service in order to advance its capabilities to expand the batch testing program and pilot plant scale of operations.

         Although the Company has only entered into an interim agreement with the owner of the facility, the parties are in the process of drafting the definitive documentation and the Company believes that a final agreement will be satisfactorily concluded. The terms of the interim agreement are as follows: The Company will lease the facility at a rent of $1,000 per month. The Company currently pays that rent and has moved its equipment into the facility and has engaged in various extraction procedures. The Company has an option to purchase the facility including all equipment and supplies for an amount to be negotiated, but which the Company believes will be in the area of $100,000.

         The Company will have to obtain the necessary permits to operate the facility, even on a limited basis. While it is expected that permits would be issued in due course (as the proposed operation is similar in some respects to gold recovery plants elsewhere in the area), it will be required to comply with all applicable rules and regulations and permitting delays could be encountered. The permitting authorities include the Nevada state and county agencies, which have authority over mining operations under state and local laws, and also have delegated authority from the Environmental Protection Agency for the various federal statutes and agency rules which apply to mining/processing operations.

THE S & S JOINT VENTURE'S OWL CANYON PROPERTY
---------------------------------------------

         As of September 13, 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. An unpatented placer claim is a claim located under the mining laws of the United States. The Locator obtains a possessory right to any contained minerals. The S & S Joint Venture, in 1999, increased its lode claim holdings to 740 acres and five acres by a mill site claim. The Joint Venture has not maintained its placer claims in the year 2000. These lode claims are deemed to be prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California. The property is accessible by a road which consists of nine miles of paved surface and fourteen miles of dirt surface. Pursuant to the terms of the Agreement, the Company and the Schwarz family each have a 50% interest in the S & S Joint Venture which is operated by the Management Committee, comprised of Mr. Sloan the Company's president, and Ms. Robin Schwarz, a member of the Schwarz family. Pursuant to the terms of the Joint Venture Agreement, the Company has been and is funding the Joint Venture's operations. Any income from the Joint Venture will first be paid to the Company to repay monies advanced to the Joint Venture or spent on its account, with any additional income divided 50% to the Company and 50% to the Schwarz family.

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

OWL CANYON ASSAYS
-----------------

         Early in the Joint Venture exploration, most samples were "grab" selected samples from the lode claims that were sent to Cone Geochemical, Inc., Denver, Colorado, an assay firm. Of the most promising surface grab samples taken, Cone Geochemical, Inc. reported the following assay results:

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

     Owl Canyon ssq rock & crushed (Super Quartz)    0.400 oz/ton gold/13.855
         (Super Quartz)                                   oz/ton silver
     Super Quartz "Owl Canyon"                       0.590 oz/ton gold/84.545
                                                          oz/ton silver

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

         In the summer of 1999, additional claims and sampling of the claims was initiated under the direction of Mr. Terry Rice and Mr. Bruce Ballantyne. All samples were sent to ACME Laboratories for crushing, grinding and ICP-MS analyses and check fire assay analyses. A detailed mineralogical study of samples collected by Mr. Ballantyne from some of the mineralized zones was conducted at CANMET in Ottawa. Results verified the presence of electrum (gold-silver alloy) and several silver bearing mineral species.

         In November and December, 1999, the Joint Venture conducted a trenching and systematic rock chip sampling program under the supervision of Mr. Ballantyne. The program involved a trenching and sampling of four separate epithermal mineralized zones described as Papa Hill, Superquartz, 48 Zone and Ammo Ridge. The trenching program was approved and Mr. Ballantyne has completed a comprehensive report with respect to Owl Canyon.

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

                                      * * *

                  The trenching program at Papa Hill was designed as first phase of surface exploration to establish the tenor of epithermal precious metal mineralization and its distribution and trends.

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

                  A strong linear NNW trend for both gold and silver runs from trench 16 and 17 in the south through to trench 11 and 12 in the north located along the cliff face. This 350-foot long mineralization trend tracks on surface as a significant drill target which requires testing of the epithermal precious metal system at depth.

                  Trench 1 reports separate 9-foot and 18-foot zones which contain 739 PPB and 382 PPB gold. Significant silver content across three feet were as high as 12.6 and 9.1 ounce per tonne for each respective zone. Trench 3 contains a 6-foot section averaging 1362 PPB gold (0.04 opt Au). Trench 5 contains a 9-foot section averaging 500 PPB gold and 3.75 opt silver. Trench 6 located 100 feet from trench

         5 contains a 12-foot section with an average grade of 1242 PPB gold. Trench 8 reports an average of 185 PPB gold over a trench length of 15 feet. Trench 9 has one 9-foot interval averaging 295 PPB gold and another averaging 164 PPB gold. Trench 10 has the highest interval sampled at Papa Hill namely, a 5119 PPB gold and 11.52 opt silver zone. Trench 11 at the cliff face reports a 9-foot section averaging 902 PPB gold and 3.82 opt silver. This northern portion of the mineralization trend is 350 feet from the most southern trench 17, which reported a 3-foot interval of 1489 PPB gold and 2.98 opt silver. Trench 18 is located on the eastern edge of the cliff approximately 175 feet east of the western edge of trench number 12 and 12C. The west end of trench 12 confirmed the early results found in the boiling zone breccia area in its gold and silver ratio. Trench 12 from 63 feet to 712 feet and trench 12C for a six foot sample interval (all breccia samples) average 280 PPB gold and just 1.2 PPM silver. Trench 18 across a six foot sample length reported 128 PPB gold and 14.5 PPM silver. This area of Papa hill and the cliff ledge should have more trenching completed as the black silica rind zone is well developed. Trench 13 west and downslope from Barite Hill sample (45951) contains anomalous silver as compared to the Barite Hill which contains 227 PPB gold and 10.3 grams of silver. Trench 16 approximately 60 feet south of the 28 foot deep shaft was only a short three foot sample interval which contains 3.22 opt silver and 816 PPB gold.

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

         The Ammo Ridge precious metal mineralization is also characterized by highly anomalous contents of the geochemical pathfinders antimony, bismuth and mercury namely 885 ppm, 183 ppm and 6.6 ppm respectively. All analyses were supplied by ACME Laboratories in Vancouver using 30-gram sample weights and ICP-MS analyses and check fire assay methods on all precious metal anomalous samples.

         The Papa Hill has been described by Mr. Ballantyne as a bona fide drill target. A six hole, 700 meter drilling program costing about $70,000 to further define the epithermal mineralized system at depth and along strike has been recommended.

         However, in an effort to further evaluate the blasting and trenching program conducted at the Owl Canyon property in 1999, the Company retained Mr. James P. Robinson, a consulting geologist to conduct a fifteen day detailed structural and geologic mapping survey. This study has been completed and a geologic report filed with the Company. The report includes surface geologic and structural maps at 1" = 50 feet and extrapolated cross sections of the four silver-gold mineralized zones examined in 1999. Mr. Robinson concluded that the Papa Hill zone is a viable exploration target and he recommended a 10 hole-drilling program to depths of 200-300 feet to adequately test the mineralized target. The three other mineralized zones as defined appear to have structural features, which are narrow or truncated and thus less attractive as bulk tonnage gold- bearing jasperoid deposits.

         Can-cal had begun to introduce the analytical data to other mining companies with a view to entering into an exploration agreement with another company. However, because of the unfavorable gold and silver commodity prices and exploration environment and the Company's focus on the Pisgah Hill volcanic cinder property, the board has decided not to pursue any further exploration at Owl Canyon or seek third party participation for the project at this time.

THE CERBAT PROPERTY
-------------------

         On March 12, 1998, the Company entered into a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mojave County, Arizona. The patented claims cover approximately 120 acres. The Company has paid $10,000 as the initial lease payments and is obligated to pay the sum of $1,500 per quarter as minimum advance royalties. To date, the Company has made all minimum advance royalty payments required. The Company has the option to purchase the property for $250,000, less payments already made. In the event the Company produces precious metals from the Cerbat Property prior to the exercise of the Purchase Option, it is required to pay to the lessor a production royalty of 5% of the gross returns received by the Company from the sale or other disposition of metals produced. No work was performed on the Cerbat Property during 2000 as a result of the unfavorable exploration environment and the Company's decision to focus its efforts on its Pisgah Volcanic Cinders Property.

         The Company has been informed that the property contains several mine shafts of up to several hundred feet in depth and tailing piles containing thousands of tons of tailings. The Company has also been informed that the Cerbat Property has not produced since the late 1800's. However, prior to its entering into the 1998 Lease and Purchase Option Agreement, the Company received assays of samples taken from tailings and near the entrance to the mine shafts, as well as historic engineering reports from reputable assayers and engineers indicating the presence of precious metals in what may be commercial amounts. The leasor represented to the Company an assay report from a mineralized rock sample taken from a shaft dump on the patented claims. Colorado Assaying Company of Denver, Colorado, completed in March of 1994 an assay which determined gold content of 0.28opt, silver content of 13.70opt, lead content of 1.15% and zinc content of 21.10%. At Cerbat, limited grab sampling by the Company of similar mineralized material yielded similar results. Extensive additional certified geochemical analyses and fire assay testing will be necessary to determine whether the Cerbat property contains any additional mineralization at depth which may constitute a mineral resource. Past historic shallow mining concentrated on oxide zone ores found within the vein(s). Development of shafts and crosscuts appear in the historic engineering reports to have ceased when water was encounted and when the oxide zone mineralization became primarily sulphide dominant below the water table. Access to the underground workings is generally not possible; therefore, exploration techniques, namely geophysical surveys and core drilling, would be required to evaluate the mineral potential at depth and along strike.

CERBAT GEOLOGY
--------------

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

         The Company has decided not to initiate any grass-roots exploration on the Cerbat Property or seek third party participation at this time.

         EROSION AND LIMESTONE PROPERTY
         ------------------------------

         This property consists of 180 acres of lode claims and 8 placer claims on BLM property. The Company regards these mineral claims as prospective for industrial minerals namely limestone for the cement industry. The property is located 18 miles southeast of Lucerne Valley, California, off highway 247. The first 12 miles is paved surface and the next six miles is excellent dirt road. The limestone formation is contained in a very large hill, with the host formation rising from the valley floor to several hundred and possibly a thousand feet up within the hill. There are dirt roads to the top of the property. The Company is informed that the property was previously mined by a cement company which discontinued its mining operation around 1981. There are other companies currently mining limestone deposits in the same general area. The Company had initiated discussions with companies engaged in the cement business with respect to the possible sale of the property to them, but did not reach any agreement to do so. In 2000, the Company was informed that certain protected desert plants which are specific to limestone areas may be present on its placer and lode mineral claims. This has not been confirmed by the BLM botanist however, other limestone mining operations in the area are in jeopardy as far as expansion plans are concerned due to protected plant habitat. There is no assurance that those companies have any interest in acquiring the property or that the Company will be able to reach any agreement to sell it. There are not current ongoing discussions. The Company does not intend to attempt to mine the property itself.

WIKIEUP PROPERTY
----------------

         The Arizona property consists of one unpatented lode mining claim namely the Brown Derby #25 located in Section 36, Township 16N and Range 14W (Meridian 14, Quad. SW). The approximately 20 acre claim is accessed via gravel road going west of US Highway 93 at the town of Wikieup, Arizona. The geology of the area is comprised of Precambrian granitoids and gneiss. Outcrop is extensive on the property and rock units include metamorphosed diorite, gabbro and granitic dykes. Exposures of rock are deeply weathered resulting in sandy to gravel-like rubble as well as less weathered blocks and boulders. The Company has established that the location and corner claim posts were in place. The Company has kept the claim in good standing by submission of the required rental fees. The Company has conducted very limited geologic examination and surface sampling of the rock units exposed on the property. The Company has no present plans to conduct any exploration activities on this claim and there is no assurance that any mineralization may exist which is worthy of exploration.

SCOTMAR INDUSTRIES, INC., dba TRUCK CITY
----------------------------------------

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

ITEM 3.  LEGAL PROCEEDINGS

         On March 30, 1998, the Company filed a lawsuit in the District Court for Clark County, Nevada, against Tyro, Inc., a/k/a Tyro Precious Metals Processing Center, and two individuals seeking to collect the $50,000, plus interest and attorneys fees, for breach of an agreement to pay that amount to Can-Cal. Each of the Defendants has executed a Confession of Judgment. The Company has filed the Confessions of Judgment in Court, and obtained judgments. As of March 12 , 2001 the Company had recovered approximately $5,600 pursuant to the judgments. To date the Company has been unable to collect the balance of the judgment and consequently has written off $53,300 as uncollectible. However, the Company is continuing its collection efforts.

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

COMMON STOCK
------------

         1999                                    LOW           HIGH
         ----                                    ---           ----

         First Quarter                           $0.375        $0.812
         Second Quarter                          $0.406        $1.875
         Third Quarter                           $0.75         $4.125
         Fourth Quarter                          $0.906        $1.75

         2000
         ----
                                                 LOW           HIGH
         First Quarter                           $0.875        $5.00
         Second Quarter                          $2.125        $5.125
         Third Quarter                           $1.50         $3.312
         Fourth Quarter                          $1.031        $2.75

         2001
         ----

         First Quarter (through March 12)        1.218         $1.75

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

(b)      Holders

         The Company has approximately 220 shareholders of record.

(c)      Dividends

         The  Company  has  never  paid  any  dividends.   There  are  no  legal
restrictions which limit the Company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

         RECENT SALES OF UNREGISTERED SECURITIES

         In the last three years, the Company has sold unregistered securities as set forth below. No underwriters were involved in these transactions. All of the shares were sold in 1998, 1999 and 2000 at prices which reflected a discount from the then prevailing market prices. The discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of directors determination of the value received for the shares.

         2000: On February 25, 2000 the Board of Directors authorized the sale of 300,000 shares of the Company's common stock at $.75 per share to Messrs. Dacyszyn, Amies, and Reschreiter, each of whom is a director of the Company and Robin Schwarz, a member of the Schwarz family, which owns a 50% interest in the S&S Joint Venture. Those shares were sold only to persons involved with the daily operations of the Company in order to expedite obtaining funds for the Company. At the time of the resolution, the Company's stock was trading at about $1.50. Of those shares, 134,000 shares were sold on March 9, 2000 to Raven Rock Products, Ltd., a Canadian corporation, 75% owned by Mr. Dacyszyn, for $100,500; 21,000 shares were sold on March 9, 2000 to Amies Holdings, Ltd., a Canadian corporation 50% owned by Mr. Amies and his wife for $15,750; 45,000 shares were sold to Mr. Reschreiter on March 2, 2000 for $37,750; and 100,000 shares were sold to Robin Schwarz on February 27, 2000 for $75,000.

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

         On February 27, 2000 the Board of Directors authorized the sale of 200,000 shares of the Company's common stock at $.75 per share to an offshore trust. At the time of the resolution, the Company's stock was trading at about $1.50 per share. On February 27, 2000 the trust purchased the 200,000 shares for $150,000. The shares issued are subject to investment restrictions of Rule 144 and the provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For this sale the Company relied on the exemptions provided by Regulation S and
Section 4(2) of the Securities Act of 1933.

         On November 23, 2000, the Company entered into a Loan Agreement with a corporate lender in which the lender agreed to loan the Company $300,000 for a period of five years. The loan bears interest at 16% per annum, which is payable semi-annually on May 24 and November 24 of each year. The loan is secured by a second deed of trust, security agreement, financing statement and assignment of rents on the Company's Pisgah Volcanic Cinders Property. The loan may be prepaid without penalty in full or in part on any interest payment date. As additional consideration for the loan, the Company granted the lender an option to purchase 300,000 shares of its common stock for a period of five years. The purchase price for the shares is the lower of $0.65 per share or 50% of the lowest trading price by Yahoo! Finance Historical Quotes during the prior complete calendar month immediately preceding the day of notice of intent to exercise the option. As further consideration, the Company issued 45,000 restricted shares of its common stock to a corporate affiliate of the lender as a loan placement fee.

         On November 24, 2000, the Company received the loan proceeds of $300,000 and then issued 45,000 shares of its common stock as the loan placement fee. In addition, on November 24, 2000, the lender exercised its option to purchase the 300,000 restricted shares of common stock. The lowest trading price for the Company's common stock during the preceding month was $1.0312. The purchase price for the shares was, therefore, $.5156 per share. The total purchase price for the 300,000 shares was $154,680, which was paid to the Company on November 24, 2000. Those shares have been issued to the lender.

         All shares issued are subject to investment restrictions of Rule 144. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For this sale the Company relied on the exemption provided by Section 4(2) of the Securities Act of 1933.

         On July 6, 2000 the Board of Directors authorized the sale of 74,009 shares of the Company's common stock at $1.50 per share to eight persons, seven of whom are citizens and residents of Canada and one is a citizen and resident of Italy. 46,670 shares were purchased during the third quarter and the remaining 27,339 shares purchased during the fourth quarter. All the shares were issued on December 13, 2000. At the time of the resolution the Company's stock was trading at about $2.75 per share.

         All shares issued are subject to the investment restrictions of Rule 144 and the Provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the Company's transfer agent. The shares may be sold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For these sales the Company relied on the exemptions provided by regulations and
Section 4(2) of the Securities Act of 1933.

         1999: During 1999, the Company sold an aggregate of 925,500 shares of its common stock in Canada to citizens and residents of Canada. Of those shares, 62,500 shares were sold on February 18, 1999 to Amies Holdings Ltd., for $.40 per share, for a total price of $25,000. On May 14, 1999, 15,000 shares were sold to Amies Holding, Ltd. for $.50 per share for a total price of $7,500.00. On June 22, 1999, 50,000 shares were sold to Amies Holding Ltd. for $.50 per share for a total price of $25,000.00. On November 9, 1999, 10,000 shares were sold to Josef Reschreiter, a citizen and resident of Canada for $.50 per share for a total price of $5,000. Mr. Reschreiter subsequently became a director of the Company.

         On February 18, 1999, the Company sold 70,000 shares to Raven Rock Products, Ltd Company 75% owned by James Dacyszyn, a Director of the Company, for $.40 per share, for a total price of $28,000 and on May 14, 1999, sold an additional 100,000 shares to Raven Rock Products, Ltd at $.50 per share, for a total price of $50,000 and on June 22, 1999 sold 60,000 shares to Raven Rock Products, Ltd Company for $.50 per share for a total price of $30,000.00. 40,000 shares, valued at $.50 per share, were issued to a Canadian citizen and resident as payment for a Ford one ton diesel truck on or about March 17, 1999. The remaining shares were sold for $.50 per share. All purchasers are residents and citizens of Canada and the offers and sales were made in Canada. All the purchasers were relatives, friends and/or business associates of officers and directors of the Company.

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

         In 1998, the Company contracted with an independent organization to perform services in connection with the Company's testing and assaying operations. That organization requested that the Company pay 25% of the monies due it by issuing the Company's common stock, subject to investment restrictions. That organization requested that shares due it be distributed directly to persons who performed the services. On April 19, 1999, the Company issued 32,121 shares of its common stock to five individuals, all of whom are U.S. persons. Robin Schwarz, an owner of the S & S Joint Venture, received 8,000 shares. All those persons are fully familiar with the Company's properties and operations. Each of those persons has worked on the Company's properties and/or tested material from those company's properties for at least one year. They are fully familiar with the Company's properties, assay results, testing results and with the materials from the Company's properties. Each of those persons has many years of experience in the mining business. Shares were issued to those persons at their request.

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

         1998: During 1998, the Company sold a total of 557,509 shares, for a total consideration of $211,800. All but one of the purchasers are citizens and residents of Canada and the sales were made in Canada. Of those shares, 300,000 were sold to Raven Rock Products, Ltd 75% owned by James Dacyszyn, who was subsequently elected a director of the Company. 100,000 shares were sold to James Dacysyzn on or about May 10, 1998, at a price of $.45 per share, for a total price of $45,000. The remaining 200,000 shares were sold to Raven Rocks Products Ltd on or about December 24, 1998, at $.35 per share, for a total consideration of $70,000. 65,000 shares were sold to Amies Holdings, Ltd., on or about October 29, 1998, at a price of $.50 per share, for a total consideration of $32,500, and an additional 38,571 shares were sold to Amies Holdings on or about December 24, 1998, at a price of $.35 per share, for a total price of $13,499.85. 109,450 shares were sold at a price of $.40 per share, in September and/or October of 1998. On or about December 10, 1998, 22,049 shares were sold to two individuals who are citizens and residents of Canada, at a price of $.41 U.S. per share. Each of the purchasers is a relative, friend and/or business associate of the officers and directors of the Company. On or about December 10, 1998, 2,439 shares were sold to a U.S. person for a price of $.41 per share, for a total purchase price of $1,000. That person is a close friend of the Schwarz family, which owns 50% of the S & S Joint Venture and asked to purchase shares.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)      Plan of Operation.

         During 2000 and continuing thereafter, the Company significantly expanded its precious metal extractive techniques, procedures and methodology program of testing volcanic cinder material from its patented mineral claims at Pisgah, California. The purpose of the extractive metallurgical program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to determine and verify the feasibility and the possible commercial viability of the various extractive technologies developed to date. (See "Volcanic Cinders Property- Testing of the Volcanic Cinders").

         The Company intends to continue its current scale-up programs of extractive testing volcanic cinders from its property at Pisgah, California to determine whether they contain any precious metals in commercial quantities, and whether they can be profitable extracted. In the event that the Company, through its current testing programs is successful at extracting precious metals from its volcanic cinders, the Company anticipates that it would continue to dedicate virtually all of its efforts towards additional batch testing from the volcanic cinders, and, if warranted, pilot plant production. However, there is no assurance that any precious metals exist in the volcanic cinders in commercial quantity or, if they do, that they can be profitably extracted. The Company has no present plans to conduct any activities or operations on any of its other properties.

         It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the 12 months ending March 2002. However, this depends on results of its ongoing testing programs and financing available to it.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

         The following discussions and analyses should be read in conjunction with the consolidated financial statements of the Company and the notes thereto, included elsewhere in this Form 10-KSB.

         Can Cal Resources, Ltd. (the "Company") holds an interest in five mineral properties in the southwestern United States. None of these properties has any proven or probable reserves and none of these properties is in production. As of December 31, 2000 the Company had invested approximately $1,219,700 in the Owl Canyon joint venture. All expenditures on all properties are expensed, not capitalized.

December 31, 2000 compared with December 31, 1999.
--------------------------------------------------

                                     Year ended December 31
                               2000                       1999
                               ----                       ----

Sales                         $67,500                    $3,700

Costs of goods sold              0                         ---

Gross Profit                     0                       $3,700

Net income (loss)           ($917,500)                 ($322,100)

         The Company's only income during 2000 was the $22,500 minimum annual royalty it receives from the Twin Mountain Rock Venture. It received the same royalty payment during 1998 and 1999. All these payments were recognized as income received during 2000. (See Note 11 to the Financial Statements.) The Company has assigned those royalty payments to lenders who are paid directly by Twin Mountain. (See "The Volcanic Cinders Property-Financing based on the Twin Mountain Lease Agreement".)

Liquidity
---------

         The following table summarizes working capital and total assets.

                                    Year ended December 31
                                2000                       1999
                                ----                       ----

Working capital                $487,600                   $65,700

Total Assets                 $1,324,100                  $888,500

         The Company sustained a loss from continuing operations of $917,500 for 2000 compared to a loss from continuing operations of $612,800 for 1999. The increase in the loss was substantially accounted for by the following items: an increase in mine exploration costs to $534,700 for 2000 from $152,200 in 1999. The issuance of 200,000 shares of its common stock which is valued at $1.50 per share resulting in a $300,000 charge to mine exploration costs; an increase in consulting, processing, testing, extracting and assaying expenditures to approximately

$225,000  in 2000 from  approximately  $125,700  in 1999,  accounting  and legal expenses  increased  from  $45,600  to  $59,300  largely  as a result of being a reporting company and attempting to collect for judgment; travel and entertainment expenses, including automobile expenses and business travel, increased from $29,100 to $65,300 as a result of increased travel, the lease of an additional vehicle, more people traveling and an increase in the Company's activities; insurance expenses increased from $18,300 to $54,800 as a result of increased insurance coverage. (See Item 10 "Executive Compensation"). Office rent increased from $16,000 to $33,900 because the Company leased a home in Las Vegas which now serves as the Company's principal office and provides sleeping quarters for officers and directors of the Company and other persons with whom it transacts business. The Company continues to rent its prior office. Office expense increased to $41,600 from $9,500 as a result of increased activity. (See
Item 10 "Executive Compensation")

         Unless the Company is able to establish the economic viability of its mining properties, the Company will continuing writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, the Company may capitalize certain of those expenses. There is no assurance that this will occur.

         During 2000 the Company sold 919,009 shares of its common stock for cash proceeds of approximately $649,000 to obtain financing for its continued operations. The Company also borrowed $300,000 from a corporate lender at 16% interest, secured by a second mortgage on its Pisgah Volcanic Cinders Property. In addition Ronald D. Sloan, the Company's President has loaned the Company $114,700 on an unsecured basis.

         The Company believes it has sufficient funds to satisfy its cash requirements through approximately August or September 2001, depending upon the extent of its activities and the results of its extractive testing. Should it be necessary for the Company to obtain additional funds from external sources, which is likely, the Company may attempt to sell an interest in one or more of its properties or borrow funds from outside sources. The Company believes that it may be possible for it to borrow additional funds, using its volcanic cinders property as collateral, but there are no loan facilities in place to date. In addition, the Company may seek to obtain any additional financing through the sale of its shares of stock. No such determination has been made.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to continued testing procedures.

ITEM 7.   FINANCIAL STATEMENTS

         The Financial Statements meeting the requirements of Regulation S-B follow.

                             CAN-CAL RESOURCES, LTD.

                 FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999



                                    CONTENTS



                                                                         PAGE

Independent auditors' report                                              37

Financial statements:
         Balance sheets                                                   38
         Statements of operations                                         39
         Statements of changes in stockholders' deficit                   40
         Statements of cash flows                                         41
         Notes to financial statements                                    42-49

Supplementary schedule:
         Supplemental schedule I-- Operating, general and
              administrative expenses                                     50

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Can-Cal Resources, Ltd. (a Nevada corporation) as of December 31, 2000 and 1999, and the related statements of operations, changes in stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources, Ltd. as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's signifcant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental information on page 14 is presented for purposes of additional analysis and is not a required part of the basic financial statements. Such information has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.


 /s/ Murphy, Bennington & Co.

Las Vegas, NV
February 18, 2001

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

DECEMBER 31, 2000 AND 1999
(Rounded to the nearest hundred, except share data)


ASSETS                                                                   2000            1999
                                                                     -----------     -----------
Current assets:
         Cash                                                        $   510,800     $    51,800
         Notes receivable, related parties (Note 2)                       48,100          44,700
         Prepaid expenses                                                     --           1,200
         Current portion of note receivable                               53,000          48,000
                                                                     -----------     -----------
              Total current assets                                       611,900         145,700

Property and equipment, net (Notes 1 and 3)                               72,400          61,400

Other assets (Note 4)                                                     53,700          95,300

Long-term investments (Note 5)                                           586,100         586,100
                                                                     -----------     -----------
                                                                     $ 1,324,100     $   888,500

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
         Checks written against future deposits                      $    14,200     $        --
         Accounts payable                                                 51,300           7,100
         Accrued expenses                                                 26,300          56,300
         Notes payable, current portion                                   32,500           6,800
                                                                     -----------     -----------
              Total current liabilities                                  124,300          70,200

Note payable, (Note 6)                                                   300,000          55,000

Notes payable, related parties (Note 7)                                  119,200          14,800
                                                                     -----------     -----------
                                                                         543,500         140,000
                                                                     -----------     -----------

Stockholders' equity:
         Common stock, $.001 par value; authorized, 15,000,000
               shares; issued and outstanding, 9,372,791 shares            9,400           8,200
         Preferred stock, $.001 par value; authorized, 10,000,000
              shares; none issued or outstanding                              --              --
         Additional paid-in-capital                                    3,408,600       2,460,200
         Accumulated deficit                                          (2,637,400)     (1,719,900)
                                                                     -----------     -----------
                                                                         780,600         748,500
                                                                     -----------     -----------

                                                                     $ 1,324,100     $   888,500
                                                                     ===========     ===========


                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000 AND 1999
(Rounded to the nearest  hundred,  except share data)

                                                       2000            1999
                                                   -----------     ------------
Sales
         Mining revenue                            $        --     $     3,700
         Royalty revenue                                67,500              --
                                                   -----------     -----------
                                                        67,500           3,700
                                                   -----------     -----------
Cost of goods sold                                          --              --
                                                   -----------     -----------

Gross profit                                            67,500           3,700

Operating, general and administrative expenses       1,012,200         614,600
                                                   -----------     -----------

Loss from operations                                  (944,700)       (610,900)

Other income (expenses):
         Other income                                   30,600              --
         Interest income                                12,300           7,200
         Interest expense                              (15,700)         (9,100)
                                                   -----------     -----------

Net income(loss) from continuing operations           (917,500)       (612,800)
                                                   -----------     -----------

Income (loss) from discontinued operations:
         Income (loss) from discontinued
              automobile salvage division                   --         116,400
         Gain on disposal of automobile
              salvage division (net of taxes)               --         174,300
                                                   -----------     -----------

Net income (loss)                                  $  (917,500)    $  (322,100)
                                                   ===========     ===========


Net income (loss) per share of common stock and common stock equivalents:

Basic EPS
         Net loss from continuing operations       $     (0.10)    $     (0.04)
                                                   ===========     ===========
         Weighted average shares outstanding         8,811,282       7,907,054
                                                   ===========     ===========

Diluted EPS
         Net loss from continuing operations       $     (0.10)    $     (0.04)
                                                   ===========     ===========
         Weighted average shares outstanding         8,811,282       7,907,054
                                                   ===========     ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2000 AND 1999
(Rounded to the nearest  hundred,  except share data)



                                                                             Additional                   Cumulative      Total
                                                                              paid-in     Accumulated     translation  stockholders'
                                                        Common Stock          capital       Deficit        adjustment      equity
                                                  -----------------------   -----------   ------------    ------------  ------------
                                                    Shares        Amount
                                                  ----------  -----------

Balance, December 31, 1998                        7,005,161   $     7,000   $ 1,887,600   $(1,397,800)   $     8,500    $   505,300
   Issuance of common stock                       1,248,621         1,200       572,600            --             --        573,800
   Foreign currency translation adjustment               --            --            --            --        (11,800)       (11,800)
   Realized foreign currency translation loss            --            --            --            --          3,300          3,300
   Net income (loss) for the year                        --            --            --      (322,100)            --       (322,100)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 1999                        8,253,782         8,200     2,460,200    (1,719,900)            --        748,500
   Issuance of common stock                       1,119,009         1,200       948,400            --             --        949,600
   Net income (loss) for the year                        --            --            --      (917,500)            --       (917,500)
                                                -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2000                        9,372,791   $     9,400   $ 3,408,600   $(2,637,400)   $        --    $   780,600
                                                ===========   ===========   ===========   ===========    ===========    ===========





                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000 AND 1999
(Rounded to the nearest hundred)


                                                             2000           1999
                                                         ------------   ------------
Cash flows from operating activities:
Net loss                                                 $  (917,500)   $  (322,100)
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation                                         31,000         18,700
         Bad debt expense                                     53,300        152,100
         Gain on disposal of facility                             --       (116,400)
         Undistributed earnings of affiliate                      --       (174,300)
         Gain on foreign currency translation                     --          8,500
         Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable         (3,400)        (4,000)
           (Increase) decrease in inventories                     --            100
           (Increase) decrease in prepaid expenses             1,200             --
           (Increase) decrease in other assets               (10,500)            --
           Increase (decrease) in accounts payable and
              other current liabilities                       28,400         34,100
                                                         -----------    -----------
Net cash provided (used) by operating activities            (817,500)      (403,300)
                                                         -----------    -----------
Cash flow from investing activities:
     Purchase of property and equipment                      (42,000)       (57,400)
     Loan to an individual                                    (5,000)        65,300
                                                         -----------    -----------
Net cash provided by investing activities                    (47,000)         7,900
                                                         -----------    -----------
Cash flow from financing activities:
     Increase (decrease) in related party debt               104,400       (148,500)
     Principal payments on note payable                      (30,500)       (55,200)
     Proceeds from issuance of common stock                  949,600        574,000
     Proceeds from debt issuance                             300,000         35,300
                                                         -----------    -----------
Net cash used by financing activities                      1,323,500        405,600

Net increase (decrease) in cash                              459,000         10,200
Cash at beginning of year                                     51,800         41,600
                                                         -----------    -----------
Cash at end of year                                      $   510,800    $    51,800
                                                         ===========    ===========
Supplemental  disclosures  of cash flow  information:
Cash paid during the year
for:
     Interest                                            $        --    $        --
                                                         ===========    ===========
     Income taxes                                        $        --    $        --
                                                         ===========    ===========



                 The accompanying notes are an integral part of
                    these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

1.   Summary of significant accounting policies:

     Organization and nature of business:

     Can-Cal Resources,  Ltd. ( the "Company") is a corporation formed under the laws of the State of Nevada on March 22, 1995. The company is engaged in the precious metal processing industry and other investment opportunities.

     Company's activities and operating cycle:

     In the course of its activities, the Company has sustained continuing operating losses and expects such losses to continue for the foreseeable future. The Company plans to continue to fund its operations with various types of financing including borrowings and sales of stock, and, in the longer term, revenues from sales. The Company's ability to continue as a going concern is dependent upon future financing and ultimately upon achieving profitable operations.

     Revenue recognition:

     Sales revenues are recognized at the point of sale.

     Basis of accounting:

     The Company prepares its financial statements in accordance with generally accepted accounting principles.

     Cash:

     For purposes of preparing the statement of cash flows, unrestricted currency, demand deposits, and money market accounts are considered cash and cash equivalents.

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

DECEMBER 31, 2000 and 1999

1.   Summary of significant accounting policies (continued):

     Concentration of credit risk:

     A majority of the Company's business activity is with customers primarily located in the metropolitan area of Las Vegas, NV.

     The company maintains multiple cash balances at financial institutions located in Las Vegas, NV. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2000, the Company had $ 409,500 in excess of FDIC limits.

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

     Net income (loss) per share of common stock:

     In 1997 the Company adopted Statement of Financial  Accounting Standards
       No. 128 ("SFAS 128"), "Earnings Per Share," which sets forth the basis for the computation of "basic" earnings per share and "dilutive" earnings per share. Basic EPS excludes dilution and is computed by dividing income
       (loss) available to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that would then share in the earnings of the entity. Diluted EPS is computed on the basis of the weighted-average shares of Common Stock outstanding plus common equivalent shares arising from the effect of cumulative convertible Preferred Stock, using the if-converted method, and dilutive stock options, using the treasury- stock method. All EPS amounts for prior years have been restated to conform to these new standards, and the effect of the restatement was not significant.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

1.   Summary of significant accounting policies (continued):

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

2.   Notes receivable (related parties):

     Notes receivable, related parties, at December 31, 2000 and 1999 consisted of the following:


                                                                               2000            1999
                                                                            -----------     -----------
     Note receivable from S&S Joint Venture, a joint venture partner,
       unsecured, interest imputed at 8%, due on demand                     $   28,000      $   28,000
     Note receivable from an individual, unsecured, interest imputed
       at 8%, due on demand                                                      12,000          12,000
     Accrued interest receivable                                                 13,900          10,500
                                                                            -----------     -----------
                                                                                 53,900          50,500
     Allowance for uncollectible accounts                                         5,800           5,800
                                                                            -----------     -----------
                                                                            $   48,100      $   44,700
                                                                            ===========     ===========

3.   Property and equipment:

     Property and equipment at December 31, 2000 and 1999 consisted of the following:


                                           2000         1999
                                        ----------   ----------
     Machinery and equipment            $  95,100    $  81,700
     Transportation equipment              18,400           --
     Office equipment and furniture        14,200        4,000
                                        ---------    ---------
                                          127,700       85,700
     Less accumulated depreciation        (55,300)     (24,300)
                                        ---------    ---------
                                        $  72,400    $  61,400
                                        =========    =========

     Depreciation  expense for the years ended December 31,2000 and 1999 totaled
       $31,000 and $18,800, respectively.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

4.   Other assets:

     Other assets at December 31, 2000 and 1999 consisted of the following:


                                                                                  2000         1999
                                                                               ----------   ---------
     Note receivable from Tyro, Inc., and principals, a corporation, secured
       by equipment, interest accrued at 5% annum, due on demand               $  53,300    $  53,300
     Deposits                                                                      6,800        5,600
     Non-destructive testing supplies                                             10,500           --
       Mining claims                                                              36,400       36,400
                                                                               ---------    ---------
                                                                                 107,000       95,300
     Allowance for uncollectible notes                                           (53,300)          --
                                                                               ---------    ---------
                                                                               $  53,700    $  95,300
                                                                               =========    =========

     The company has litigated the Tyro note receivable and obtained a judgment against Tyro, Inc, and its two principals. The judgment, however, had not been paid at December 31, 2000, and there exists doubt as to the ultimate collectibility of the amount outstanding. As a result, the Company has incurred a charge to bad debt expense of $53,000 at December 31, 2000. The Company is, however, vigorously pursuing its efforts to collect that judgement.

5.   Long-term investments:

     Long-term investments at December 31, 2000 and 1999 consisted of the following:

                                                               2000       1999
                                                             --------   --------
     Pisgah property                                         $567,100   $567,100
     Investment in S&S Joint Venture                           19,000     19,000
                                                             --------   --------
                                                             $586,100   $586,100
                                                             ========   ========

6.   Notes payable:

     Notes payable at December 31, 2000 and 1999 consisted of the following:


                                                                             2000       1999
                                                                          --------    --------
     Note payable to lender; secured by 1st deed of trust; interest
       at 8.00% per annum, matures July 31, 2001                          $ 32,500    $ 55,000

     Note payable to lender; unsecured; interest
       at prime plus 1.00% per annum, matures September, 2000                   --       5,100

     Note payable to lender, unsecured; interest at prime plus
       1.00% per annum, matures March, 2000                                     --       1,700

     Note payable to lender; secured by 2nd deed of trust; interest at
       16.00% per annum, matures November 24, 2005                         300,000          --
                                                                          --------    --------
                                                                           332,500      61,800
     Less current portion                                                   32,500       6,800
                                                                          --------    --------
                                                                          $300,000    $ 55,000
                                                                          ========    ========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

7.   Note payable, related parties:

     Notes payable, related parties, at December 31, 2000 and 1999 consisted of the following:

                                                                         2000           1999
                                                                      ----------     ----------
       Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                 $  114,700      $  14,800

       Note payable to shareholder; unsecured; interest at
         prime plus 1.00% per annum, due on demand                         4,500             --
                                                                      ----------     ----------
                                                                      $  119,200      $  14,800
                                                                      ==========     ==========

8.   Stockholders' equity:

     Common stock:

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

     On November 9, 1999, the board approved the issuance of 10,000 shares of common stock to an investor.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

8.   Stockholders' equity (continued):

     On February 27, 2000, the Board of Directors approved the sale of 500,000 shares of Can-Cal common stock to three of its directors (all of whom reside in Canada), an offshore trust and another person affiliated with the Company.

     On July 3, 2000, the Board of Directors exercised the option to acquire technology related to the extraction and processing of ore and, in accordance with the agreement with the two owners of that technology, issued 200,000 shares of Can-Cal's common stock to them.

     On November 24, 2000, the Company borrowed $300,000 from a lender. As part of the transaction, the Company issued 45,000 shares of its common stock as a loan placement fee and granted the lender an option to purchase up to 300,000 shares of its common stock. On November 24, 2000, the lender exercised its option in full and purchased 300,000 shares of Can-Cal's common stock.

     In July 2000 the Board of Directors authorized the sale of 74,009 shares of its common stock to eight persons, all of whom reside outside the United States. 46,670 shares were sold during the third quarter and the remaining 27,339 shares were sold during the fourth quarter. All of those shares were issued on December 15, 2000.

9.   Stock options:

     The company has entered into an agreement with a consultant. If the Company is producing or able to produce precious metals from the volcanic cinder material, the Company will grant a three- year option to purchase up to 40,000 shares of its common stock. The exercise price shall be equal to the closing price of the stock on January 8, 2001.

10.  Commitments and contingencies:

     Lease commitments:

     Facilities:

     The Company has entered into an interim agreement with an individual, to lease a facility in Nye County, Nevada. The agreement stipulates rent of $1,000 per month and includes a purchase option. At December 31, 2000, the parties were finalizing the terms of the agreement.

     Mining Claims:

     The Company has a lease and purchase option agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mojave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 less payments already made.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

10.  Commitments and contingencies (continued):

     Auto leases:

     The Company entered into three operating leases for automobiles that expire during the year 2000. The monthly lease payments currently total $1,274 per month. Lease payments for the year ended December 31, 2000 totaled $ 14,900.

     The Company leases space for the operations of the Company under an operating lease due to expire in March 2001.

     Minimum future rental payments under these non-cancelable operating leases for each of the next five years and in aggregate are as follows:


         Year ending
        December 31,
     -------------------
            2001                                                   $    15,900
            2002                                                         9,500
            2003                                                         3,700
            2004                                                         2,500
            2005                                                            --
         Thereafter                                                         --
                                                                   -----------
                                                                   $    31,600
                                                                   ===========

11.  Income taxes:

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary difference that gave rise to the deferred tax asset is primarily as follows:


         Net operating loss carry forward - December 31, 2000                $     917,500
         Net operating loss carry forward - December 31, 1999                      322,100
         Net operating loss carry forward - December 31, 1998                      353,000
         Net operating loss carry forward - December 31, 1997                    1,044,700
                                                                             -------------
                                                                                 2,637,300

         Deferred tax assets                                                       896,682
         Total valuation allowance recognized for deferred tax assets             (896,682)
                                                                             -------------
         Net deferred tax asset                                              $         --
                                                                             =============

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2000 and 1999

12.  Royalty revenues:

     In May 1998 the Company entered into an agreement by which it would receive a minimum royalty payment of $22,500 annually during the initial term of the agreement. These payments have been recorded as unearned revenues in the Company's accounts. During 2000 the Company determined that the earnings process had been completed and recognized the royalty income for the year ended December 31, 2000.

13.  New accounting standard:

     On January 1, 1998, the Company adopted  Statement of Financial  Accounting
       Standards No. 130 ("SFAS 130") "Reporting Comprehensive Income", which requires companies to report all changes in equity during a period, except those resulting from investment by owners and distribution to owners. The components for comprehensive income are as follows:


                                                       2000              1999
                                                    ----------        ----------
       Net income (loss)                            $(917,500)        $(322,100)
       Translation adjustment                              --             3,300
                                                    ---------         ---------
       Comprehensive income                         $(917,500)        $(318,800)
                                                    =========         =========


14.  Fair value of financial instruments:

     The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at December 31, 2000:

                                                         Carrying         Fair
                                                          Amount          Value
                                                        ---------       --------
          Financial assets:
            Loans receivable-related party              $ 48,100        $ 48,100
            Property and equipment                        72,400          72,400
            Other assets                                  53,700          53,700
            Long-term investments                        586,100         586,100
            Financial liabilities:
            Notes payable, related parties               119,300         119,300
            Note payable                                 300,000         300,000

     The  carrying  amounts  of cash,  accounts  payable  and  accrued  expenses
       approximate   fair  value   because  of  the  short   maturity  of  those
       instruments.

15.  Subsequent events:

     During the first quarter of 2001, the Board of Directors approved a salary of $60,000 per year for the Company's president.

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I--
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

YEARS  ENDED DECEMBER 31, 2000 AND 1999


                                                          Three           Three
                                                          months          months
                                                          ended           ended        Year ended    Year ended
                                                         December        December       December      December
                                                         31, 2000        31, 1999       31, 2000      31, 1999
                                                      -------------   ------------   ------------   ------------
Operating, general and administrative expenses:
     Mine exploration                                 $      80,200   $     19,100   $    534,700   $    152,200
     Consulting                                               4,700         36,500         69,600        125,700
     Travel and entertainment                                 6,800          9,500         65,300         29,100
     Accounting and legal                                    29,100         13,700         59,300         45,600
     Insurance                                               16,700         14,500         54,800         18,300
     Bad debt expense                                        53,300             --         53,300        152,100
     Office expense                                          15,400           (600)        41,600          9,500
     Office rent                                              8,700          5,500         33,900         16,000
     Depreciation and amortization                            9,900          6,000         31,000         18,800
     Advertising and promotion                                9,800            500         22,500          1,800
     Lease expense                                           14,900          5,500         14,900          5,500
     Miscellaneous                                            8,000         29,300         14,300         31,200
     Telephone                                                1,600          3,500          9,300          7,000
     Utilities                                                1,000            200          3,800            800
     Repairs and maintenance                                  3,600            500          3,600            500
     Bank charges                                                 -              -            300            500
                                                      -------------   -------------  -------------  -------------
                                                      $     263,700   $    143,700   $   1,012,200  $    614,600
                                                      =============   =============  =============  =============






                        See independent auditors' report.

ITEM 8.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE

              Not applicable.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)(1)(2)(3)  Identification of Directors and Executive Officers.

Members of the Registrant's Board of Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the Board of Directors until a successor is elected and qualified or until resignation, removal or death. The Registrant's executive officers and directors are listed below:

     NAME                       AGE              POSITION AND TENURE

     Ronald D. Sloan            60               President, Chairman, Treasurer
                                                 and a Director since May, 1996

     Brian John Wolfe           47               Secretary and a Director since
                                                 May, 1996

     Barry E. Amies             56               Vice President and Director
                                                 since October, 1998

     James Dacyszyn             69               Director since February, 1999

     Josef Reschreiter          33               Director since February, 2000

         No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position. The Company does not have an audit committee.

         Ronald Daniel Sloan Mr. Sloan is President and Chairman. Mr. Sloan has been the President of the Company since May 2, 1996. For the past 40 years, Mr. Sloan has been involved in the insurance and automotive industries. Mr. Sloan was employed by major insurance companies as an adjuster and supervisor eventually becoming President of his own insurance adjusting firm. He was also the President of several firms in the automotive industry. Mr. Sloan was elected President on May 2, 1996 and a Director on May 3, 1996.

         Brian John Wolfe Mr. Wolfe is Secretary and a Director of the Company. He was elected Secretary on May 2, 1996 and a Director on May 3, 1996. Mr. Wolfe is the owner and President of Wolfe & Associates Appraisal Services. The Company contracts to insurance companies and private corporations for the appraisal of damages to motor vehicles and equipment.

         Barry E. Amies Mr. Amies has extensive experience in financing, insurance and mining. He started Baron Insurance Agency in 1968 and built it from a one-man operation to 45 employees, when he sold it in 1994. He also started Baron Financial, which was added to the insurance business to incorporate financial investments. Mr. Amies was the President of the Insurance Brokers of British Columbia, Director and Vice President of Insurance Brokers of Canada, President/Chairman for the Centre for the Study of Insurance Operations of Canada, and was Chairman of the Insurance Council of British Columbia, which is a regulatory body for brokers. In 1990, he was the Insurance Marketer of the Year for North America. Since 1980, Mr. Amies has been President of Zalmac Mines, Ltd., which has properties in Canada prospective for gold, silver, molybdenum, and other metals.

         James Dacyszyn Mr. Dacyszyn is a Canadian citizen who is semi-retired and is a member of the association of professional engineers, geologists and geophysicists of Alberta, Canada. Mr. Dacyszyn currently owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. The companies are now being managed by his son, a professional engineer, and Mr. Dacyszyn is retained in a consulting capacity. Mr. Dacyszyn brings his experience in materials engineering, including drill testing and engineering evaluation of fine grained soils, sands and gravels.

         Josef Reschreiter has been with the company as Vice President of Investors Relations and as a Director since June 5, 2000. Mr. Reschreiter, since 1993, has been the owner of JR Group Holdings, Inc., a Canadian federal corporation. The JR Group Holdings, Inc. (a constellation of six companies) is engaged in business consulting, property development, distribution of pipe line accessories throughout the Americas, e-commerce activities, software development, and contact management. From March, 1989 to May, 1993, he was a partner in a horse farm operation in Grindrod, British Columbia. From May 1996 through June, 1999, Mr. Reschreiter was Vice President of Sales and Marketing from Avcan Systems Corporations high tech helicopter based aerial survey equipment. In 1989 he founded Baron Enterprises, Ltd. which exported whirlpools and tech-mountain bikes. In 1990 he founded Recon P.V.F., Inc. which imported thermoplastic pipes, valves and jointing systems. From 1967 to 1989, Mr. Reschreiter was a resident of Austria. Mr. Reschreiter has a business degree from private business school in Salzburg, Austria. Mr. Reschreiter is a member of the American Water Works Association, the International Association of Plumbing & Mechanical Officials. He has been a guest speaker and guest lecturer at the University of Victoria Business Degree Class and a speaker on business at Okanagan University in British Columbia.

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

(2) was convicted in a criminal proceeding or is the named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from October 6, 1999 (the date the Company became a reporting company) through December 31, 2000 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act with the exception of the following:

         1. One late report filed by director James M. Dacyszyn, concerning one transactions: His Form 4 filed July 26, 2000 to disclose Raven Rock Products, Ltd.'s April 14, 2000 sale of issuer's restricted stock. Mr. Dacyszyn's reports contain disclaimers of beneficial ownership of stock acquired, held and sold by RRP.

         2. Two late reports filed by director Barry E. Amies, concerning four transactions: The first transaction was the family corporation's disposition of stock on May 17, 2000, for which a Form 4 was filed on July 27, 2000. The remaining three transactions were June 2000 dispositions of stock, disclosed in a Form 4 filed July 27, 2000.

ITEM 10. EXECUTIVE COMPENSATION

         During 2000 no Officer or Director of the Company, received any compensation and no officer or director has any options or other rights to purchase any shares of the Company. They are reimbursed for out of pocket expenses incurred on behalf of the Company or miscellaneous expenses as a result of employment by the Company. Mr. Sloan, a resident of Vancouver, British Columbia, spends virtually all of his time on the Company's business both in the United States and Canada. The Company pays for the costs of maintaining an apartment in Las Vegas which Mr. Sloan uses and which other persons transacting business with the Company use and which also serves as a Company office. There are no director's fees.

         The Company does not have any stock option or similar plan or any annuity, pension, retirement incentive, deferred compensation or any arrangements whereby any of its officers or directors have been paid or may receive compensation from the Company for past services.

         On January 20, 2001, the Board of Directors approved a salary of $60,000 per year for Mr. Sloan.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         Set forth in the table below is the number of equity securities of the Company beneficially owned by all officers and directors as of March 12, 2001. There were 9,372,791 shares of common stock outstanding on that date. There are no persons other than those listed below who, to the Company's knowledge, own more than 5% of the Company's common shares.


       Title of Class         Name and Address of            Amount and Nature      Percent of Class
                               Beneficial Owner            Beneficial Ownership

Common stock, par             Ronald D. Sloan1                  785,431                  8.38%
value $.001                   4312-212 Street,
                              Langley, B.C.,
                              Canada

Common stock, par             John Brian Wolf,                  785,431                  8.38%
value $.001                   3157 Silverthrone
                              Drive, Coquitlam,
                              B.C., Canada

Common stock, par             Barry E. Amies,                  153,5352                  1.64%
value $.001                   14198 Tamarack
                              Drive,
                              Vernon, B.C.,
                              Canada

Common stock, par             James Dacysyzn,
value $.001                   #64, 9703-41                     631,6253                  6.74%
                              Avenue, Edmonton,
                              B.C., Canada

Common stock, par             Josef Reschreiter                  97,000                   1.03%
value $.001                   3501 - 27th Street
                              Vernon B.C., Canada

Common stock, par             All Officers and                2,453,022                 26.17%
value $.001                   Directors as a group

--------------
        1 Mr. Sloan's wife owns 100,000 shares of the Company's common stock. Mr. Sloan disclaims any beneficial ownership in those shares.

        2 Mr. Amies and his wife own 50% of Amies Holdings, Ltd., a family partnership which holds shares of record. The other 50% of the partnership is owned by two adult children of Mr. and Mrs. Amies. The Can-Cal shares held by the family partnership are specially allocated for certain shares, so that the Can-Cal shares are controlled 54% by Mr. and Mrs. Amies and 46% by their adult children. Therefore, Mr. Amies disclaims beneficial ownership over 128,536 of the Can-Cal shares held by the partnership, and claims beneficial ownership over the 153,536 shares.

        3 Includes 470,000 shares which Mr. Dacysyzn owns in his own name; 60,000 shares held by Raven Rock Products, Ltd. ("RRP"), over which 60,000 shares he exercises investment and dispositive control; and 101,625 shares held by RRP. Mr. Dacysyzn owns 100% of RRP but RRP is managed by his adult son who is entitled to 25% of RRP's profits. RRP is an operating company in Canada. Therefore, Mr. Dacysyzn claims beneficial ownership of 75% of the 135,000 Can-Cal shares held by RRP (i.e., 101,625 shares), and disclaims beneficial ownership of the 25% balance (i.e., 33,875 shares).

         There are no arrangements which may result in a change in control of the Company. There are no warrants or options outstanding to purchase any shares of the Company.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Loans by Ronald D. Sloan
------------------------

         As of December 31, 2000, Mr. Sloan had loaned the Company an aggregate of $114,700 to finance its operations. The loan is unsecured, due on demand, and bears interest at 1% over prime. As of December 31, 2000, Mr. Amies had loaned the Company $4,500 on the same terms. The money was used in the Company's operations.

Purchases of Stock From the Company
-----------------------------------

         Aimes Holdings, Ltd has made the following purchases of stock from the Company.

            Date             Number of Shares                   Price
            ----             ----------------                   -----

         10-28-98                  63,000                  $.50 per share
         12-24-98                  38,571                  $.35 per share
         02-18-99                  62,500                  $.40 per share
         05-14-99                  15,000                  $.50 per share
         06-22-99                  50,000                  $.50 per share
         03-09-00                  21,000                  $.75 per share

         Raven Rock Products, Ltd made the following purchases of stock from the
Company:

            Date             Number of Shares                  Price
            ----             ----------------                  -----

         12-24-98                 200,000                  $.35 per share
         02-18-99                  70,000                  $.40 per share
         05-14-99                 100,000                  $.50 per share
         06-22-99                  60,000                  $.50 per share
         03-09-00                 134,000                  $.75 per share

         Mr. Dacyszyn made the following purchases of stock from the Company.

         05-10-98                 100,000                  $.45 per share

         Josef Reschreiter has made the following purchases of stock from the Company.

            Date             Number of Shares                  Price
            ----             ----------------                  -----

         06-22-99                  32,000                  $.50 per share
         06-22-99                  10,000                  $.50 per share
         03-02-00                  45,000                  $.75 per share

         The prices paid were based on the prices at which shares were trading in the marketplace less a discount because the shares were subject to investment restrictions. All shares purchased are subject to investment restrictions contained in Regulation S and Rule 144. All shares were sold by the Company to obtain funds to finance its operations.

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

                                       CAN-CAL RESOURCES, Ltd.
                                       (Registrant)

Date: March 13, 2001.            By:      /s/    Ronald D.  Sloan
                                       -----------------------------------------
                                       Ronald D. Sloan, President and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: March 13, 2001             By:          /s/    Ronald D.  Sloan
                                       -----------------------------------------
                                          Ronald D. Sloan, Director


Date: March 13, 2001             By:          /s/    John Brian Wolfe
                                       -----------------------------------------
                                          John Brian Wolfe, Director


Date: March 13, 2001             By:          /s/    James Dacyszyn
                                       -----------------------------------------
                                          James Dacyszyn, Director


Date: March 13, 2001             By:          /s/    Barry E.  Amies
                                       -----------------------------------------
                                          Barry E. Amies, Director


Date: March 13, 2001             By:          /s/    Josef Reschreiter
                                       -----------------------------------------
                                          Josef Reschreiter, Director

ITEM 13.       EXHIBITS AND REPORTS ON FORM 8-K.
               ---------------------------------

                                                                                     Sequential
Exhibit No.    Title of Exhibit                                                        Page No.
-----------    ----------------                                                        --------

Exhibit 3.0       Articles of Incorporation..............................................**

Exhibit 3.1       Amendment to the Articles of Incorporation.............................**

Exhibit 3.2       By-Laws................................................................**

Exhibit 10.0      Joint Venture Agreement between Robin Schwarz,
                  Aylward Schwarz, S&S Mining, a Nevada corporation,
                  and Can-Cal Resources, Ltd.............................................**

Exhibit 10.1      Mining Lease Agreement between Can-Cal Resources, Ltd.
                  and Twin Mountain Rock Venture dated May 1, 1998.......................**

Exhibit 10.2      Loan Agreement between Owen Sequoia, Inc.
                  and Can-Cal Resources, Ltd.............................................**

Exhibit 10.3      Amendment to Loan Agreement dated June 9, 1998.........................**

Exhibit 10.4      Second Amendment to Loan Agreement ....................................**

Exhibit 10.5      Deed of Trust, Security Agreement, Financing Statement,
                  and Fixture Filing with Assignment of Rents............................**

Exhibit 10.6      Lease and Purchase Option Agreement dated March 12, 1998
                  between Arthur James Good and Wanda Mae Good
                  and Can-Cal Resources, Ltd.............................................**

Exhibit 10.7      Agreement between Can-Cal Resources, Ltd.
                  and Aurum, LLC dated October 27, 1997..................................**

Exhibit 10.8      Quit Claim Deed from Aurum, LLC to Can-Cal Resources, Ltd..............**

Exhibit 10.9      Agreement between Tyro, Inc., Dean Willman,
                  Roland S. Ericsson, and Can-Cal Resources, Ltd.........................**



                                                                                     Sequential
Exhibit No.       Title of Exhibit                                                    Page No.
-----------       ----------------                                                    --------

Exhibit 10.12     Agreement between Can-Cal Resources, Ltd.,
                  545538 B.C., Ltd., a body incorporated under
                  the laws of the Province of British Columbia,
                  and Ronald Daniel Sloan dated January 29, 1999.........................**

Exhibit 10.13     Agreement between Can-Cal Resources, Ltd.,
                  Cameron Miller and James R. Ardoin, dated
                  December 6, 1999.......................................................**

Exhibit 10.14     Loan Agreement between First Colony Merchant,
                  Tobian Trading Limited and Can-Cal Resources, Limited..................61

Exhibit 10.15     Deed of Trust Security Agreement, Financial
                  Statement and Fixture Filing with Assignment of Rents..................66

Exhibit 10.16     Option of Agreement....................................................91

Exhibit 10.17     Written notice to exercise option......................................95

Exhibit 10.18     Agreement between Can-Cal Resources, Ltd, and A. Bruce Ballantyne......96

Exhibit 23.0      Consent of Independent Auditors, Murphy, Bennington & Co...............00

Exhibit 99.0      Preliminary Report, Papa Hill, Owl Canyon
                  Mineral Property by S.  B.  Ballantyne, December 1999..................**

** Incorporated by reference from the like numbered exhibit from the company's
   Form 10-SB


(b)               Reports on Form 8-K.

                  The Company filed a report on Form 8-K on  December  4, 2000.