Form 10QSB
period 2001-03-31
CAN CAL RESOURCES LTD
filed 2001-05-11
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal quarter ended March 31, 2001

[ ] Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from _____ to _____.

      Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                Nevada                                   88-0336988
---------------------------------------     ------------------------------------
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)

  8221 Cretan Blue Lane, Las Vegas, NV                  89128
----------------------------------------     -----------------------------------
(Address of principal executive offices)             (Zip Code)

Issuer's telephone number, (  702  )       243           -       1849
                           ---------  ------------------   ---------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                          Outstanding on March 31, 2001
---------------------------------------     ------------------------------------
    Common Stock, Par Value $.001                         9,372,791

Transitional Small Business Disclosure Format (Check one): Yes_____  No   X  .
                                                                       ------

                             CAN-CAL RESOURCES, LTD.

               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000



                                    CONTENTS



                                                                          PAGE

INDEPENDENT ACCOUNTANTS' REPORT                                              3

FINANCIAL STATEMENTS:
    Interim balance sheets                                                   4
    Interim statements of operations                                         5
    Interim statements of changes in stockholders' deficit                   6
    Interim statements of cash flows                                         7
    Notes to interim financial statements                                 8-11

SUPPLEMENTARY SCHEDULE:
    Supplemental schedule I --
      Operating, general and administrative expenses                        12

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of March 31, 2001, and the condensed statements of operations for the three months ended March 31, 2001 and 2000, the condensed statements of cash flows for the three months ended March 31, 2001 and 2000, and the condensed statement of changes in stockholders' equity for the three months ended March 31, 2001. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statement of changes in stockholders' equity (deficit), and cash flows, and the related statements of operations for the year then ended (not presented herein); and in our report dated February 18, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 and the condensed statement of changes in stockholders' equity for the year then ended, is fairly stated in all material respects in relation to the balance sheet and statement of changes in stockholders' equity (deficit) from which they have been derived.



/s/ Murphy, Bennington & Co.


Las Vegas, NV
May 6, 2001

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

MARCH 31, 2001
(Rounded to the nearest hundred, except share data)

                                                                        MARCH 31,   DECEMBER 31,
                                                                          2001          2000
                                                                     -------------  -------------
                                                                       (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash                                                            $    293,100   $    510,800
     Notes receivable, related parties (note 2)                            54,000         48,100
     Note receivable                                                       53,000         53,000
                                                                     ------------   ------------
         Total current assets                                             400,100        611,900

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                       68,500         72,400

OTHER ASSETS (NOTE 4)                                                      53,700         53,700

LONG-TERM INVESTMENTS (NOTE 5)                                            586,100        586,100
                                                                     ------------   ------------
                                                                     $  1,108,400   $  1,324,100
                                                                     ============   ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES:
     Accounts payable                                                $     17,500   $     51,300
     Accrued expenses                                                      41,200         26,300
     Checks written against future deposits                                    --         14,200
     Note payable, current portion (note 6)                                32,500         32,500
                                                                     ------------   ------------
         Total current liabilities                                         91,200       124,300

NOTE PAYABLE, NET OF CURRENT PORTION (NOTE 6)                             300,000        300,000

NOTES PAYABLE, RELATED PARTIES (NOTE 7)                                   117,200        119,200
                                                                     ------------   ------------
                                                                          508,400        543,500
                                                                     ------------   ------------
STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value; authorized, 15,000,000
         shares; issued and outstanding, 9,372,791 shares                   9,400          9,400
     Preferred stock, $.001 par value; authorized, 10,000,000
         shares; none issued or outstanding                                    --             --
     Additional paid-in-capital                                         3,408,600      3,408,600
     Accumulated deficit                                               (2,818,000)    (2,637,400)
                                                                     ------------   ------------
                                                                          600,000        780,600
                                                                     ------------   ------------
                                                                     $  1,108,400   $  1,324,100
                                                                     ============   ============


CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE  MONTHS  ENDED  MARCH 31, 2001 AND 2000
(Rounded to the nearest  hundred, except share data)




                                                                                    THREE MONTHS ENDED
                                                                              -----------------------------
                                                                                 MARCH 31,       MARCH 31,
                                                                                   2001            2000
                                                                              -------------    ------------
                                                                               (UNAUDITED)     (UNAUDITED)
SALES                                                                         $      --        $      --

COST OF GOODS SOLD                                                                   --               --
                                                                              -----------      -----------
GROSS PROFIT                                                                         --               --
OPERATING EXPENSES,
GENERAL AND ADMINISTRATIVE                                                        171,700          103,400
                                                                              -----------      -----------
LOSS FROM OPERATIONS                                                             (171,700)        (103,400)
OTHER INCOME (EXPENSES):
     Other income                                                                     800            5,200
     Interest income                                                                5,200            1,000
     Interest expense                                                             (14,900)          (1,700)
                                                                              -----------      -----------
INCOME(LOSS) FROM CONTINUING OPERATIONS                                          (180,600)         (98,900)
                                                                              -----------      -----------

PROVISION FOR INCOME TAXES                                                           --               --
                                                                              -----------      -----------

NET INCOME (LOSS)                                                             $  (180,600)     $   (98,900)
                                                                              ===========      ===========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND COMMON STOCK EQUIVALENTS:

BASIC EPS
     Net loss from continuing operations                                      $     (0.02)     $     (0.01)
                                                                              ===========      ===========
     Weighted average shares outstanding                                        9,372,791        8,308,727
                                                                              ===========      ===========

DILUTED EPS
     Net loss from continuing operations                                      $     (0.02)     $     (0.01)
                                                                              ===========      ===========
     Weighted average shares outstanding                                        9,372,971        8,308,727
                                                                              ===========      ===========

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

THREE MONTHS ENDED MARCH 31, 2001

(UNAUDITED)
(Rounded to the nearest hundred, except share data)


                                                                            ADDITIONAL                   CUMULATIVE       TOTAL
                                                                             PAID-IN      ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                                      COMMON STOCK           CAPITAL       DEFICIT       ADJUSTMENT       EQUITY
                                                 -----------------------   -----------   ------------   ------------   ------------
                                                  SHARES        AMOUNT
                                                 ---------   -----------

BALANCE, DECEMBER 31, 1998                       7,005,161   $     7,000   $ 1,887,600   $(1,397,800)   $     8,500    $   505,300
  Issuance of common stock                       1,248,621         1,200       572,600          --             --          573,800
  Foreign currency translation adjustment             --            --            --            --          (11,800)       (11,800)
  Realized foreign currency translation loss          --            --            --            --            3,300          3,300
  Net income (loss) for the year                      --            --            --        (322,100)          --         (322,100)
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999                       8,253,782         8,200     2,460,200    (1,719,900)          --          748,500
  Issuance of common stock                       1,119,009         1,200       948,400          --             --          949,600
  Net income (loss) for the year                      --            --            --        (917,500)          --         (917,500)
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 2000                       9,372,791         9,400     3,408,600    (2,637,400)          --          780,600
  Net income (loss) for the period                    --            --            --        (180,600)          --         (180,600)
                                               -----------   -----------   -----------   -----------    -----------    -----------
BALANCE, MARCH 31, 2001                          9,372,791   $     9,400   $ 3,408,600   $(2,818,000)   $      --      $   600,000
                                               ===========   ===========   ===========   ===========    ===========    ===========

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(Rounded to the nearest hundred)



                                                                    THREE MONTHS ENDED
                                                                --------------------------
                                                                 MARCH 31,      MARCH 31,
                                                                   2001           2000
                                                                -----------    -----------
                                                                (UNAUDITED)    (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                               $(180,600)     $ (98,900)
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                             6,400          5,900
           Changes in operating assets and liabilities:
              (Increase) decrease in prepaid expenses                --           (2,000)
              (Increase) decrease in other assets                    --           (2,800)
              Increase (decrease) in accounts payable and
                other current liabilities                         (33,100)         1,400
                                                                ---------      ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                 (207,300)       (96,400)
                                                                ---------      ---------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                            (2,500)          --

                                                                ---------      ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                          (2,500)          --
                                                                ---------      ---------
CASH FLOW FROM FINANCING ACTIVITIES:
     Increase (decrease) in related party debt                     (2,000)        29,200
     Proceeds from issuance of common stock                          --          375,000
     Issuance of note receivable                                   (5,900)        (5,900)
                                                                ---------      ---------
NET CASH USED BY FINANCING ACTIVITIES                              (7,900)       398,300
                                                                ---------      ---------

NET INCREASE (DECREASE) IN CASH                                  (217,700)       301,900
CASH AT BEGINNING OF PERIOD                                       510,800         51,800
                                                                ---------      ---------
CASH AT END OF PERIOD                                           $ 293,100      $ 353,700
                                                                =========      =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
     Interest                                                   $    --        $    --
                                                                =========      =========
     Income taxes                                               $    --        $    --
                                                                =========      =========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

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

       In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2000 Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

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

2.     NOTES RECEIVABLE (RELATED PARTIES):

       Notes receivable, related parties, at March 31, 2001 consisted of the following:

       Note receivable from S&S Mining, Inc., a joint venture partner, unsecured,
         interest imputed at 8%, due on demand                                      $   27,800
       Note receivable from an individual, unsecured, interest imputed
         at 8%, due on demand                                                            12,000
       Note receivable from an individual, unsecured, interest imputed
         at 6%, due on demand                                                             5,000
       Accrued interest receivable                                                       14,800
                                                                                    -----------
                                                                                         59,600
       Allowance for uncollectible accounts                                              (5,600)
                                                                                    -----------
                                                                                    $    65,200
                                                                                    ===========

CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000


3.     PROPERTY AND EQUIPMENT:

       Property and equipment at March 31, 2001 consisted of the following:


       Machinery and equipment                                                      $   97,600
       Transportation equipment                                                         18,400
       Office equipment and furniture                                                   14,200
                                                                                    -----------
                                                                                       130,200
       Less accumulated depreciation                                                   (61,700)
                                                                                    -----------
                                                                                    $   68,500
                                                                                    ===========

       Depreciation  expense for the three months ended March 31,2001  totaled $6,400.

4.     OTHER ASSETS:

       Other assets at March 31, 2001 consisted of the following:


       Note receivable from Tyro, Inc., and principals, a corporation, secured
         by equipment,  interest accrued at 6% per annum, due on demand              $    53,300
       Deposits                                                                            6,800
       Non-destructive testing supplies                                                   10,500
       Mining claims                                                                      36,400
                                                                                     ------------
                                                                                         107,000
       Allowance for uncollectible notes                                                 (53,300)
                                                                                     ------------
                                                                                     $    53,700
                                                                                     ============

5.     LONG-TERM INVESTMENTS:
       Long-term investments at March 31, 2001 consisted of the following:


Pisgah property                                                                     $    567,100
Investment in S&S Mining joint venture                                                    19,000
                                                                                    -------------
                                                                                    $    586,100
                                                                                    =============

CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000

6.     NOTES PAYABLE:

       Note payable at March 31, 2001 consisted of the following:


       Note payable to lender; secured by 1st deed of trust;                       $ 32,500
         interest at 8.00% per annum, matures July 31, 2001

       Note payable to lender; secured by 2nd deed of trust;
         interest at 16.00% per annum; matures November 24, 2005                     300,000
                                                                                   ---------
                                                                                     332,500
       Less current portion                                                          (32,500)
                                                                                   ---------
                                                                                   $ 300,000
                                                                                   =========

7.     NOTE PAYABLE, RELATED PARTIES:

       Note payable, related parties, at March 31, 2001 consisted of the following:


       Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                              $ 112,700

       Note payable to shareholder; unsecured; interest at
         prime plus 1.00% per annum, due on demand                                     4,500
                                                                                   ---------
                                                                                   $ 117,200
                                                                                   =========

8.     FAIR VALUE OF FINANCIAL INSTRUMENTS:

       The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at March 31, 2001:

                                                                     CARRYING          FAIR
                                                                      AMOUNT           VALUE
                                                                    ----------      ----------
       Financial assets:
          Note receivable-related party                             $   54,000      $   54,000
          Note receivable                                               53,000          53,000
          Property and equipment                                        68,500          68,500
          Other assets                                                  53,700          53,700
          Long-term investments                                        586,100         586,100
       Financial liabilities:
          Notes payable, related parties                               117,200         117,200
          Notes payable                                                332,500         332,500



CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2001 AND 2000


8.     FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED):

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

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE MONTHS  ENDED MARCH 31, 2001 AND 2000
(UNAUDITED)
(Rounded to the nearest hundred)




                                                       THREE MONTHS    THREE MONTHS
                                                       ENDED MARCH     ENDED MARCH
                                                         31, 2001        31, 2000
                                                       ------------    -------------
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:
Mine exploration                                        $ 59,300        $ 30,100
Consulting                                                33,400           5,500
Travel and entertainment                                  23,600           8,200
Office expense                                            18,400           3,500
Insurance                                                  8,000          15,700
Office rent                                                7,900           9,200
Depreciation and amortization                              6,400           5,900
Accounting and legal                                       3,000          17,200
Repairs and maintenance                                    2,900            --
Telephone                                                  2,700           1,800
Miscellaneous                                              1,700           2,400
Equipment rental                                           1,600           2,600
Utilities                                                  1,500             300
Advertising and promotion                                  1,200             800
Bank charges                                                 100             200
                                                        --------        --------
                                                        $171,700        $103,400
                                                        ========        ========

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

(a)      Plan of Operation.

         During the quarter ended March 31, 2001 and continuing thereafter, the Company continued to expand its precious metal extractive techniques, procedures and methodology program of testing volcanic cinder material from its patented mineral claims at Pisgah, California. It had dedicated virtually all its efforts to this testing. It conducts its operations at the facility in Nye County, Nevada, which it leases. The purpose of the extractive metallurgical program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to determine and verify the feasibility and the possible commercial viability of the various extractive technologies developed to date.

         The Company intends to continue its batch testing programs of extractive testing volcanic cinders from its property at Pisgah, California. However, there is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be profitably extracted. The Company has no present plans to conduct any activities or operations on any of its other properties.

         It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the 12 months ending March 2002. However, this depends on results of its ongoing testing programs and financing available to it.


(b)      Liquidity and Capital Resources and Results of Operations

         As of March 31, 2001, the Company's working capital was $308,900. Working capital as of December 31, 2000, was $487,600.

         The Company had no operating income or cash flow from its mineral operations for the three months ended March 31, 2001 or the three months ended March 31, 2000. The Company sustained a loss from operations of $180,600 for the three month period ended March 31, 2001, compared to a loss of $98,900 for the three period ended March 31, 2000. The increased loss reflects the company's expanded testing program.

         During the three month period ended March 31, 2001, mine exploration costs increased from $30,100 for the three month period ended March 31, 2000 to $59,300 and consulting costs increased from $5,500 to $33,400, largely as a result of the accelerated testing program on the volcanic cinders, consulting fees paid to Bruce Ballantyne and other consultants, and assay expenses associated with the testing program. Travel and entertainment costs increased to $23,600 from $8,200. Those costs include increased travel relating to the testing program on the volcanic cinders. Office expense increased from $3,500 to $18,400 as a result of an additional office and increased activity. Insurance costs decreased from $15,700 to $8,000. Accounting and legal expenses decreased to $3,000 from $17,200.

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

         As a result of the Company's greatly expanded and accelerated program for testing its volcanic cinders material during the quarter ended March 31, 2001, and continuing thereafter, the Company has expended its funds faster than it had anticipated. The Company anticipates that, as long as results appear to warrant it, it will continue its current level of testing and assaying and, if results warrant it, seek to obtain equipment to produce precious metals from its volcanic cinders material. The Company estimates that its cash will last until about August or September 2001. It will require additional funds to continue its operations. It is currently exploring various financing alternatives including borrowing additional funds using its Pisgah volcanic cinders property as collateral or a private placement of its securities. No financing arrangements or facilities are in place as of this time.


                           PART II - OTHER INFORMATION

ITEM 5.  OTHER INFORMATION

         On April 2, 2001 Josef Reschreiter resigned as a director and officer of the Company.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits.

                  No.      Description                                Page No.
                  ---      -----------                                -------

                  23       Consent of Independent Accountants..............17


         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           CAN-CAL RESOURCES LTD.
                                           (REGISTRANT)


    Date:  May 11, 2001           By:          / s /       Ronald D. Sloan
                                           -------------------------------------
                                           RONALD D. SLOAN, President