Form 10QSB
period 2001-06-30
CAN CAL RESOURCES LTD
filed 2001-08-13
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

         Quarterly Report pursuant to Section 13 or 15(d) of the Securities
  X      Exchange Act of 1934
------   For the fiscal quarter ended June 30, 2001

         Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
-------  For the transition period from _____ to _____.

         Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                      88-0336988
-----------------------------------         ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

                   8221 Cretan Blue Lane, Las Vegas, NV 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (702) 243-1849
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                                      N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                       Yes    X      No
                                                            -------      -------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.
                                                       Yes           No
                                                            -------      -------
                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                            Outstanding on June 30, 2001
-----------------------------------         ------------------------------------
  Common Stock, Par Value $.001.                          9,372,791

Transitional Small Business Disclosure Format (Check one): Yes       No    X
                                                              ------    -------

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Independent accountants' report                                     4

          Interim balance sheets                                              5

          Interim statements of operations                                    6

          Interim statements of changes in stockholders' deficit              7

          Interim statements of cash flows                                    8

          Notes to interim financial statements                            9-13

          Supplementary schedule:
            Supplemental schedule I--
            Operating, general and administrative expenses                   14

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                      15


PART II.  OTHER INFORMATION

ITEM 3.   Defaults Upon Senior Securities                                    16

ITEM 6.   Exhibits and Reports on Form 8-K                                   17

          Signatures                                                         18

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of June 30, 2001, and the condensed statements of operations for the three and six months ended June 30, 2001 and 2000, the condensed statements of cash flows for the six months ended June 30, 2001 and 2000, and the condensed statement of changes in stockholders' equity for the six months ended June 30, 2001. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related changes in stockholders' equity (deficit), and cash flows and statements of operations (not presented herein); for the year then ended; and in our report dated February 18, 2001, we expressed an unqualified opinion on these financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2000 and the condensed statement of changes in stockholders' equity for the year then ended, is fairly stated in all material respects in relation to the balance sheet and statement of changes in stockholders' equity from which they have been derived.


MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.


Las Vegas, NV
July 31, 2001

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

JUNE 30, 2001
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                    JUNE 30,     DECEMBER 31,
                                                                      2001           2000
                                                                  ------------   ------------
                                                                   (UNAUDITED)      (NOTE)
ASSETS

CURRENT ASSETS:
     Cash                                                        $   133,700     $   510,800
     Notes receivable, related parties (note 2)                       54,900          48,100
     Note receivable                                                  53,000          53,000
                                                                 -----------     -----------
         Total current assets                                        241,600         611,900

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                  61,900          72,400

OTHER ASSETS (NOTE 4)                                                 57,400          53,700

LONG-TERM INVESTMENTS (NOTE 5)                                       586,100         586,100
                                                                 -----------     -----------
                                                                 $   947,000     $ 1,324,100
                                                                 ===========     ===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                            $    17,100     $    51,300
     Accrued expenses                                                 59,900          26,300
     Checks written against future deposits                             --            14,200
     Note payable, current portion (note 6)                           10,000          32,500
                                                                 -----------     -----------
         Total current liabilities                                    87,000         124,300

NOTE PAYABLE, NET OF CURRENT PORTION (NOTE 6)                        300,000         300,000

NOTE PAYABLE - RELATED PARTIES (NOTE 7)                              110,500         119,200
                                                                 -----------     -----------
                                                                     497,500         543,500
                                                                 -----------     -----------
STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value; authorized, 15,000,000
         shares;  issued and outstanding, 9,372,791 shares             9,400           9,400
     Preferred stock, $.001 par value; authorized, 10,000,000
         shares;  none issued or outstanding                            --              --
     Additional paid-in-capital                                    3,408,600       3,408,600
     Accumulated deficit                                          (2,968,500)     (2,637,400)
                                                                 -----------     -----------
                                                                     449,500         780,600
                                                                 -----------     -----------
                                                                 $   947,000     $ 1,324,100
                                                                 ===========     ===========

Note: The balance sheet of December 31, 2000 has been derived from the audited financial statements at that date.


                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                         THREE MONTHS ENDED               SIX MONTHS ENDED
                                    ---------------------------     ---------------------------
                                      JUNE 30,         JUNE 30,      JUNE 30,         JUNE 30,
                                        2001             2000          2001             2000
                                    ------------    -----------     -----------     -----------
                                    (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
SALES

Mining revenue                      $       100     $      --       $       100     $      --
Royalty revenue                          22,500          22,500            --
                                    -----------     -----------     -----------     -----------
                                         22,600            --            22,600            --

COST OF GOODS SOLD                         --              --              --              --
                                    -----------     -----------     -----------     -----------
GROSS PROFIT                             22,600            --            22,600            --
OPERATING EXPENSES,
GENERAL AND ADMINISTRATIVE              156,700         148,100         328,400         253,500
                                    -----------     -----------     -----------     -----------
LOSS FROM OPERATIONS                   (134,100)       (148,100)       (305,800)       (253,500)
OTHER INCOME (EXPENSES):
     Other income                           800          15,100             800          25,500
     Interest income                      5,200           3,800           8,000           4,800
     Interest expense                   (19,200)         (2,700)        (34,100)         (4,400)
                                    -----------     -----------     -----------     -----------
INCOME (LOSS) FROM CONTINUING
OPERATIONS                             (147,300)       (131,900)       (331,100)       (227,600)
                                    -----------     -----------     -----------     -----------

PROVISION FOR INCOME TAXES                 --              --              --              --
                                    -----------     -----------     -----------     -----------
NET INCOME (LOSS)                   $  (147,300)    $  (131,900)    $  (331,100)    $  (227,600)
                                    ===========     ===========     ===========     ===========
NET INCOME (LOSS) PER SHARE OF
COMMON STOCK AND COMMON STOCK
EQUIVALENTS:

BASIC EPS
     Net income (loss)              $     (0.02)    $     (0.02)    $     (0.04)    $     (0.03)
                                    ===========     ===========     ===========     ===========
     Weighted average shares
     outstanding                      9,372,791       8,758,782       9,372,791       8,587,115
                                    ===========     ===========     ===========     ===========
DILUTED EPS
     Net income (loss)              $     (0.02)    $     (0.02)    $     (0.04)    $     (0.03)
                                    ===========     ===========     ===========     ===========
     Weighted average shares
     outstanding                      9,372,791       8,758,782       9,372,791       8,587,115
                                    ===========     ===========     ===========     ===========



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

SIX MONTHS ENDED JUNE 30, 2001

(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                        ADDITIONAL                     CUMULATIVE         TOTAL
                                                                         PAID-IN       ACCUMULATED     TRANSLATION      STOCKHOLDER
                                               COMMON STOCK               CAPITAL         DEFICIT      ADJUSTMENT         EQUITY
                                         --------------------------    -----------    ------------    ------------    --------------
                                          SHARES          AMOUNT
                                         -----------  -------------

BALANCE, DECEMBER 31, 1998                 7,005,161    $     7,000    $ 1,887,600    $(1,397,800)    $     8,500     $   505,300
     Issuance of common stock              1,248,621          1,200        572,600           --              --           573,800
     Foreign currency translation               --             --             --             --           (11,800)        (11,800)
     Realized foreign currency                  --             --             --             --             3,300           3,300
         translation loss
     Net income (loss) for the year             --             --             --         (322,100)           --          (322,100)
                                         -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 1999                 8,253,782          8,200      2,460,200     (1,719,900)           --           748,500
     Issuance of common stock              1,119,009          1,200        948,400           --              --           949,600
     Net income (loss) for the year             --             --             --         (917,500)           --          (917,500)
                                         -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, DECEMBER 31, 2000                 9,372,791          9,400      3,408,600     (2,637,400)           --           780,600
     Net income (loss) for the period           --             --             --         (331,100)           --          (331,100)
                                         -----------    -----------    -----------    -----------     -----------     -----------
BALANCE, JUNE 30, 2001                     9,372,791    $     9,400    $ 3,408,600    $(2,968,500)    $      --       $   449,500
                                         ===========    ===========    ===========    ===========     ===========     ===========




                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(ROUNDED TO THE NEAREST HUNDRED)

                                                                 SIX MONTHS ENDED
                                                             ------------------------
                                                              JUNE 30,       JUNE 30,
                                                                2001          2000
                                                             -----------   ----------
                                                             (UNAUDITED)   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                     $(331,100)    $(227,600)
     Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                         13,000        13,200
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable        (1,800)         --
              (Increase) decrease in prepaid expenses           (2,000)
              (Increase) decrease in other assets               (3,700)      (12,200)
              Increase (decrease) in accounts payable and
                other current liabilities                      (14,800)       23,600
                                                             ---------     ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES              (338,400)     (205,000)
                                                             ---------     ---------
CASH FLOW FROM INVESTING ACTIVITIES:
     Other investing activities                                   --          (5,000)
     Purchase of property and equipment                         (2,500)      (26,900)
                                                             ---------     ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                       (2,500)      (31,900)
CASH FLOW FROM FINANCING ACTIVITIES:
     Increase in related party debt                             (8,600)      107,700
     Principal payments on note payable                        (22,600)      (22,600)
     Proceeds from issuance of common stock                       --         375,000
     Proceeds from debt issuance                                (5,000)         --
                                                             ---------     ---------
NET CASH USED BY FINANCING ACTIVITIES                          (36,200)      460,100

NET INCREASE (DECREASE) IN CASH                               (377,100)      223,200
CASH AT BEGINNING OF PERIOD                                    510,800        51,800
                                                             ---------     ---------
CASH AT END OF PERIOD                                        $ 133,700     $ 275,000
                                                             =========     =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
     Interest                                                $    --       $    --
                                                             =========     =========
     Income taxes                                            $    --       $    --
                                                             =========     =========



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

SIX MONTHS ENDED JUNE 30, 2001 AND 2000


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

     In the course of its activities, the Company has sustained continuing operating losses and expects such losses to continue for the foreseeable future. The Company plans to continue to finance its operations with stock sales and, in the longer term, revenues from sales. The Company's ability to continue as a going concern is dependent upon future obtaining financing and ultimately upon achieving profitable operations.

2.   NOTES RECEIVABLE (RELATED PARTIES):

     Notes receivable, related parties, at June 30, 2001 consisted of the following:

     Note receivable from S&S Mining, Inc., a joint venture partner, unsecured,
       interest imputed at 8%, due on demand                                         $  27,800
     Note receivable from an individual, unsecured, interest imputed
       at 8%, due on demand                                                             12,000
     Note receivable from an individual, unsecured, interest imputed
       at 6%, due on demand                                                              5,000
     Accrued interest receivable                                                        15,700
                                                                                     ---------
                                                                                        60,500
     Allowance for uncollectible accounts                                               (5,600)
                                                                                     ---------
                                                                                     $  54,900
                                                                                     =========

CAN-CAL RESOURCES, LTD.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

3.   PROPERTY AND EQUIPMENT:

     Property and equipment at June 30, 2001 consisted of the following:


     Machinery and equipment                                                        $    97,600
     Transportation equipment                                                            18,400
     Office equipment and furniture                                                      14,200
                                                                                    -----------
                                                                                        130,200
     Less accumulated depreciation                                                      (68,300)
                                                                                    -----------
                                                                                    $   61,900
                                                                                    ===========

     Depreciation  expense  for the six  months  ended June 30,  2001  totaled
     $13,000.

4.   OTHER ASSETS:

     Other assets at June 30, 2001 consisted of the following:

     Note receivable from Tyro, Inc., and principals, a corporation, secured by
          equipment,  interest accrued at 6% per annum, due on demand               $    53,300
     Deposits                                                                             6,800
     Non destructive testing materials                                                   14,200
     Mining claims                                                                       36,400
                                                                                    -----------
                                                                                       110,700
     Allowance for uncollectible notes                                                 (53,300)
                                                                                    -----------
                                                                                    $   57,400
                                                                                    ===========

5.   LONG-TERM INVESTMENTS:

     Long-term investments at June 30, 2001 consisted of the following:


     Pisgah property                                                                $  567,100
     Investment in S&S Mining joint venture                                             19,000
                                                                                    ----------
                                                                                    $  586,100
                                                                                    ==========

CAN-CAL RESOURCES, LTD.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000

6.   NOTES PAYABLE:

     Note payable at June 30, 2001 consisted of the following:


     Note payable to lender; secured by 1st deed of trust; interest at              $   10,000
        8.00% per annum, matures July 31, 2001

     Note payable to lender; secured by 2nd deed of trust; interest at
        16.00% per annum; matures November 24, 2005                                     300,000
                                                                                    -----------
                                                                                        310,000
     Less current portion                                                              (10,000)
                                                                                    -----------
                                                                                    $  300,000
                                                                                    ===========

     The Company did not make the interest payment of $24,000 due on May 24, 2001 to the lender which holds the second deed of trust on the Pisgah property. The Company also did not make the final principal payment of $10,000 due on July 31, 2001 to the lender which holds the first trust deed on the Pisgah Property. See Note 8 for further details.

7.   NOTE PAYABLE, RELATED PARTIES:

     Notes payable, related parties, at June 30, 2001 consisted of the following:


     Note payable to shareholder; unsecured; interest at prime plus
        1.00% per annum; due on demand                                              $ 110,500
                                                                                    =========

8.   RELATED PARTY TRANSACTIONS:

     The Board of Directors approved a resolution to pay an officer compensation of $5,000 per month. At June 30, 2001 $15,000 had been paid to this individual.

9.   SUBSEQUENT EVENTS:

     On August 7, 2001 the Company entered into a Forbearance agreement with the lender that holds the 2nd deed of trust. The Forbearance Agreement provides that the $24,000 interest payment due May 24, 2001 shall be added to the principal of the loan and paid on or before November 24, 2001. Further, the lender has the option of purchasing restricted common shares of the company in lieu of the $24,000. The lender must exercise this option on or before November 20, 2001.

     On August 10, 2001 the Company entered into a Forbearance Agreement with the lender that holds the 1st deed of trust. The agreement provides that interest due on the $10,000 principal balance shall be added to the principal and shall be paid on or before June 1, 2002. An interest payment is due on December 1, 2001.

CAN-CAL RESOURCES, LTD.

SIX MONTHS ENDED JUNE 30, 2001 AND 2000


10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at June 30, 2001:

                                                        CARRYING            FAIR
                                                         AMOUNT            VALUE
                                                      -----------       ------------
     Financial assets:
          Notes receivable-related party              $    54,900       $    54,900
          Note receivable                                  53,000            53,000
          Property and equipment                           61,900            61,900
          Other assets                                     57,400            57,400
          Long-term investments                           586,100           586,100
     Financial liabilities:
          Notes payable, related parties                  110,500           110,500
          Note payable                                    310,000           310,000


     The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses approximate fair value because of the short maturity of those instruments.

     The fair value of note payable is based upon the borrowing rates currently available to the Company for bank loans with similar terms and average maturities.

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I -
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED)



                                                      THREE MONTHS   THREE MONTHS    SIX MONTHS   SIX MONTHS
                                                       ENDED JUNE     ENDED JUNE     ENDED JUNE   ENDED JUNE
                                                        30, 2001       30, 2000       30, 2001     30, 2000
                                                     ------------   ------------   ------------  ------------
OPERATING, GENERAL AND ADMINISTRATIVE
EXPENSES:
     Mine exploration                                $     21,100   $     50,900   $    80,400   $    82,900
     Consulting                                            57,100          9,300        90,500        14,800
     Travel and entertainment                              18,100         18,800        41,700        27,000
     Accounting and legal                                   5,000          6,100         8,000        23,300
     Insurance                                             12,500         14,500        20,600        30,200
     Office expense                                        12,400         10,500        30,800        14,000
     Office rent                                            8,000          9,500        15,900        18,800
     Depreciation and amortization                          6,600          7,300        13,000        13,200
     Advertising and promotion                              2,100          6,200         3,300         7,000
     Lease expense                                          2,800          6,700         4,400         9,300
     Miscellaneous                                          3,400          2,000         5,100         4,400
     Telephone                                              3,400          4,000         6,100         5,800
     Utilities                                              2,800            900         4,300         1,200
     Repairs and maintenance                                1,300          1,300         4,200         1,300
     Bank charges                                             100            100           100           300
                                                     ------------  -------------  ------------  ------------
                                                     $   156,700   $    148,100   $   328,400   $   253,500
                                                     ============  =============  ============  ============




                            See accountants' report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

(A)      PLAN OF OPERATION.

         During the quarter ended June 30, 2001 and continuing thereafter, the Company continued utilizing various precious metal extractive techniques, procedures and methodologies in its program of testing volcanic cinder material from its patented mineral claims at Pisgah, California. It has dedicated virtually all its efforts to this testing during the second quarter. It conducts its operations at the facility in Nye County, Nevada, which it leases. The purpose of the extractive metallurgical program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to determine and verify the feasibility and the possible commercial viability of the various extractive technologies which it has developed and continues to develop. The testing is conducted primarily through consultants and independent contractors who are experienced in testing procedures.

         The Company intends to continue and possibly expand further its extractive testing of volcanic cinders from its property at Pisgah, California depending on results of its testing and the availability of financing. Analytical data confirms that precious metals exist in the volcanic cinders and the Company is presently conducting a commercial viability extraction program. Can-Cal will hold all of the Company's other properties in abeyance until the Pisgah program is completed.

         It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the 12 months ending June 2002. However, this depends on results of its ongoing testing programs and financing available to it.

(B)      LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

         As of June 30, 2001, the Company's working capital was $154,600. Working capital as of March 31, 2001, was $308,900. During the quarter ended June 30, 2001, the Company did not make an interest payment of $24,000 to the lender which loaned the Company $300,000 in November, 2000, and which holds a second deed of trust on its Pisgah Property. The Company also did not make the final principal payment of $10,000 due on July 31, 2001 to a different lender which holds the first deed of trust on the Pisgah property. See Item 3, Defaults Upon Senior Securities.

         The Company had no operating income or cash flow from its mineral operations for the three months ended June 30, 2001 other than the sale of a small amount of gold it produced for $137 and royalty revenue of $22,500 which was pledged, and was paid directly, to the lender holding the first deed of trust. The Company had no revenue during the three months ended June 30, 2000. The Company sustained a loss from operations of $134,100 for the three month period ended March 31, 2001, compared to a loss of $148,100 for the three period ended March 31, 2000. The decreased loss reflect an increase of approximately $8,000 in operating expenses as a result of the expanded testing program, as well as royalty revenue of $22,500, which was paid directly to the lender holding the first deed of trust.

         During the three month period ended June 30, 2001, mine exploration costs decreased to $21,100 from $50,900 for the three month period ended June 30, 2000 and consulting costs increased from $14,800 to $57,100. The decrease in mine exploration and the increase in consulting costs is accounted for by the Company's focus on its accelerated testing program on the volcanic cinders, compensation paid to Ronald
D. Sloan, consulting fees paid to Bruce Ballantyne and other consultants, and assay expenses associated with the testing program. Travel and entertainment costs decreased to $18,100 from $18,800. Office expense increased from $10,500 to $12,400 as a result of increased activity. Insurance costs decreased from $14,500 to $12,400. Accounting and legal expenses decreased to $5,000 from $6,100. Advertising and promotion decreased from $6,200 to $2,100 and lease expense (equipment rental) decreased from $6,700 to $2,800.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and/or exploration of its mineral properties.

         As a result of the Company's expanded and accelerated program for testing its volcanic cinders material during the quarter ended June 30, 2001, and continuing thereafter, the Company has expended its funds faster than it had anticipated. The Company anticipates that, as long as results appear to warrant it, it will continue its high level of testing and assaying and, if results warrant it, seek to obtain suitable facilities and equipment to produce precious metals from its volcanic cinders material. Therefore, the Company requires additional funds to continue conducting those operations at their level and possibly expand those operations. In August, 2001 the Company sold 30,000 shares of its common stock (restricted under Rule 144) to a citizen and resident of Canada for $.75 per share for proceeds of $22,500. The Company estimates that its cash will last until about October, 2001. The Company is currently exploring other financing mechanisms and alternatives although it has not reached any firm agreement for financing at this time. The Company does not anticipate that it will attempt to sell any interest in its volcanic cinders material.


                           PART II - OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         During the quarter ended June 30, 2001, the Company did not make an interest payment of $24,000 to the lender which loaned the Company $300,000 and holds a second deed of trust on the Pisgah Property. The Company also did not make the final principal payment of $10,000 due on July 31, 2001 to a different lender which holds the first deed of trust on its Pisgah property.

         On August 7, 2001 the Company entered into a Forbearance Agreement with the lender that loaned the Company $300,000 in November, 2000 secured by a second deed of trust on the Pisgah property. The Forbearance Agreement provides that the $24,000 interest payment due May 24, 2001 but not paid shall be added to the principal of the loan and shall be paid on or before November 24, 2001. Interest accrues on the principal amount at 16% per year. The lender has the option of purchasing the number of restricted common shares of the Company determined by using a purchase price per share equal to 50% of the lowest trading price published by Yahoo! Finance historical Price Quote during the period of the Loan Agreement from November 23, 2000 through November 19, 2001, and dividing the price per share so determined into the total of $24,000 plus interest through the date of exercise. The lender must exercise this option in whole by giving written notice to the borrower on or before November 20, 2001. If the lender exercises this option the principal of the note shall be reduced by $24,000 and no interest shall be due on the $24,000.

         The Company has signed a separate Forbearance Agreement dated August 10, 2001 with the lender holding the first deed of trust which provides that interest due on the $10,000 principal balance shall be added to the principal and the entire amount shall be paid on or before June 1, 2002. An interest payment at the rate of 8% per annum is due on December 1, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)     Exhibits.

                 No.          Description                              Page No.
                 ---          -----------                              --------

                 10.19        Forbearance Agreement                       18

                 10.20        Forbearance Agreement                       21

                 23.0         Consent of Independent Accountants          24

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended June 30, 2001.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAN-CAL RESOURCES LTD.
                                                 (REGISTRANT)


         Date:  August 10, 2001           By:      / s /   Ronald D. Sloan
                                                 -------------------------------
                                                 RONALD D. SLOAN, President