Form 10QSB
period 2001-09-30
CAN CAL RESOURCES LTD
filed 2001-11-14
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the fiscal quarter ended September 30, 2001

         Transition Report under Section 13 or 15(d) of the Securities ------- Exchange Act of 1934.
         For the transition period from _____ to _____.

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

                    8221 Creta Blue Lane, Las Vegas, NV 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
                                                       Yes    X      No
                                                           -------      -------

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                        Outstanding on September 30, 2001
----------------------------------     -----------------------------------------
  Common Stock, Par Value $.001.                        9,372,791

Transitional Small Business Disclosure Format (Check one): Yes        No  X    .
                                                               -----    -----

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

     Such risks and uncertainties include, but are not limited to, the availability of ore; negative or inconsistent test results, the existence of precious metals in the ore available to the Company in an amount which permits their production on an economic basis; the Company's ability to drill holes and properly test and assay samples, and its ability to locate and acquire mineral properties which contain sufficient grades of precious metals and/or minerals; the Company's ability to sell a portion or all of any of its properties to larger mining companies, or to enter into agreements with larger mining companies to explore and possibly develop its properties; to produce precious metals on a commercial basis, the prices of precious metals; obtaining a mill or refinery to extract precious metals on an economic basis; the ability to maintain the facilities it currently utilizes; obtain permitting requirements for any mining and milling operations and pay the costs thereof; have good title to claims and equipment; and the Company's ability to obtain financing necessary to maintain its operations.

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Independent accountants' report                                   4

          Interim balance sheets                                            5

          Interim statements of operations                                  6

          Interim statements of changes in stockholders' deficit            7

          Interim statements of cash flows                                  8

          Notes to interim financial statements                          9-12

          Supplementary schedule:
            Supplemental schedule I--
            Operating, general and administrative expenses                 13

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 14-15

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities                                            15

ITEM 3.   Defaults Upon Senior Securities                                  15

ITEM 6.   Exhibits and Reports on Form 8-K                                 15

          Signatures                                                       16

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of September 30, 2001, and the condensed statements of operations for the three and nine months ended September 30, 2001 and 2000, the condensed statements of cash flows for the nine months ended September 30, 2001 and 2000, and the condensed statement of changes in stockholders' equity (deficit) for the nine months ended September 30, 2001. These financial statements are the responsibility of the company's management.

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


MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.

Las Vegas, NV
November 2, 2001

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

SEPTEMBER 30, 2001

                                                                SEPTEMBER 30,    DECEMBER 31,
                                                                     2001            2000
                                                                -------------    ------------
                                                                 (UNAUDITED)        (NOTE)
ASSETS
CURRENT ASSETS:
       Cash                                                     $   101,500      $   510,800
       Notes receivable, related parties (note 2)                    54,400           48,100
       Note receivable                                               52,500           53,000
                                                                -----------      -----------
         Total current assets                                       208,400          611,900

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                 55,200           72,400

OTHER ASSETS (NOTE 4)                                                57,400           53,700

LONG-TERM INVESTMENTS (NOTE 5)                                      586,100          586,100
                                                                -----------      -----------
                                                                $   907,100      $ 1,324,100
                                                                ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
       Accounts payable                                         $    17,200      $    51,300
       Accrued expenses                                              60,700           26,300
       Checks written against future deposits                          --             14,200
       Note payable, current portion (note 6)                        11,300           32,500
                                                                -----------      -----------
         Total current liabilities                                   89,200          124,300

NOTE PAYABLE, NET OF CURRENT PORTION (NOTE 6)                       324,000          300,000

NOTE PAYABLE - RELATED PARTIES (NOTE 7)                             146,400          119,200
                                                                -----------      -----------
                                                                    559,600          543,500
                                                                -----------      -----------
STOCKHOLDERS' DEFICIT:
       Common stock, $.001 par value; authorized,
        15,000,000 shares;  issued and outstanding,
        9,430,679 shares                                              9,500            9,400
       Preferred stock, $.001 par value; authorized,
        10,000,000 shares;  none issued or outstanding                 --               --
       Additional paid-in-capital                                 3,466,800        3,408,600
       Accumulated deficit                                       (3,128,800)      (2,637,400)
                                                                -----------      -----------
                                                                    347,500          780,600
                                                                -----------      -----------
                                                                $   907,100      $ 1,324,100
                                                                ===========      ===========

Note: The balance sheet of December 31, 2000 has been derived from the audited financial statements at that date.


                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


                                                           THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                      -------------------------------    ----------------------------
                                                       SEPTEMBER        SEPTEMBER         SEPTEMBER        SEPTEMBER
                                                        30, 2001         30, 2000          30, 2001         30, 2000
                                                      -------------    ------------      -----------     ------------
                                                      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)       (UNAUDITED)
SALES

Mining revenue                                        $     6,900      $      --        $     7,000      $      --
Royalty revenue                                              --               --             22,500             --
                                                      -----------      -----------      -----------      -----------
                                                            6,900             --             29,500             --

COST OF GOODS SOLD                                           --               --               --               --
                                                      -----------      -----------      -----------      -----------

GROSS PROFIT                                                6,900             --             29,500             --

OPERATION EXPENSES,
GENERAL AND ADMINISTRATIVE                                158,500          453,200          486,800          706,200
                                                      -----------      -----------      -----------      -----------

LOSS FROM OPERATIONS                                     (151,600)        (453,200)        (457,300)        (706,200)

OTHER INCOME (EXPENSES):
Other income                                                 --              4,500              800           30,000
Interest income                                             1,300            3,200            9,300            8,000
Interest expense                                          (10,100)          (3,500)         (44,200)          (7,900)
                                                      -----------      -----------      -----------      -----------

INCOME (LOSS) FROM CONTINUING
OPERATIONS                                               (160,400)        (449,000)        (491,400)        (676,100)
                                                      -----------      -----------      -----------      -----------

PROVISION FOR INCOME TAXES                                   --               --               --               --
                                                      -----------      -----------      -----------      -----------

NET INCOME (LOSS)                                     $  (160,400)     $  (449,000)     $  (491,400)     $  (676,100)
                                                      ===========      ===========      ===========      ===========

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS:

BASIC EPS
       Net income (loss)                              $     (0.02)     $     (0.05)     $     (0.05)     $     (0.08)
                                                      ===========      ===========      ===========      ===========
       Weighted average shares                          9,402,058        8,484,895        9,394,587        8,719,709
                                                      ===========      ===========      ===========      ===========

DILUTED EPS
       Net income (loss)                              $     (0.02)     $     (0.05)     $     (0.05)     $     (0.08)
                                                      ===========      ===========      ===========      ===========
       Weighted average shares                          9,402,058        8,484,895        9,394,587        8,719,709
                                                      ===========      ===========      ===========      ===========



                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED SEPTEMBER 30, 2001

(UNAUDITED)



                                                                      Additional                    Cumulative          Total
                                                                       paid-in      Accumulated     translation       stockholder
                                                 COMMON STOCK          capital        Deficit        adjustment         equity
                                          -------------------------   -----------   ------------   -------------    -------------
                                            SHARES         Amount
                                          -----------   -----------

BALANCE, DECEMBER 31, 1998                  7,005,161   $     7,000   $ 1,887,600   $(1,397,800)   $     8,500      $   505,300
     Issuance of common stock               1,248,621         1,200       572,600          --             --            573,800
     Foreign currency translation                --            --            --            --          (11,800)         (11,800)
     Realized foreign currency
       translation loss                          --            --            --            --            3,300            3,300
     Net income (loss) for the year              --            --            --        (322,100)          --           (322,100)
                                            ---------   -----------   -----------   -----------    -----------      -----------
BALANCE, DECEMBER 31, 1999                  8,253,782         8,200     2,460,200    (1,719,900)          --            748,500
     Issuance of common stock               1,119,009         1,200       948,400          --             --            949,600
     Net income (loss) for the year              --            --            --        (917,500)          --           (917,500)
                                            ---------   -----------   -----------   -----------    -----------      -----------
BALANCE, DECEMBER 31, 2000                  9,372,791         9,400     3,408,600    (2,637,400)          --            780,600
     Issuance of common stock                  57,888           100        58,200          --             --             58,300
     Net income (loss) for the period            --            --            --        (491,400)          --           (491,400)
                                            ---------   -----------   -----------   -----------    -----------      -----------
BALANCE, SEPTEMBER 30, 2001                 9,430,679   $     9,500   $ 3,466,800   $(3,128,800)   $      --        $   347,500
                                            =========   ===========   ===========   ===========    ===========      ===========




                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000



                                                                          NINE MONTHS ENDED
                                                                  ---------------------------------
                                                                  SEPTEMBER 30,       SEPTEMBER 30,
                                                                       2001             2000
                                                                  --------------     --------------
                                                                    (UNAUDITED)        (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                           $(491,400)          $(676,100)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                               19,700              21,100
           Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable              (5,800)             (7,600)
              (Increase) decrease in prepaid expenses                   --                 1,200
              (Increase) decrease in other assets                     (3,700)            (11,800)
              Increase (decrease) in accounts payable and
                other current liabilities                            (13,900)             27,700
                                                                   ---------           ---------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                    (495,100)           (645,500)
                                                                   ---------           ---------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                             (2,500)            (30,000)
                                                                   ---------           ---------
NET CASH PROVIDED BY INVESTING ACTIVITIES                             (2,500)            (30,000)
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase in related party debt                                 27,200             110,300
       Principal payments on note payable                            (22,500)            (23,900)
       Proceeds from issuance of common stock                         58,300             744,800
       Proceeds from debt issuance                                    25,300                --
                                                                   ---------           ---------
NET CASH USED BY FINANCING ACTIVITIES                                 88,300             831,200

NET INCREASE (DECREASE) IN CASH                                     (409,300)            155,700
CASH AT BEGINNING OF PERIOD                                          510,800              51,800
                                                                   ---------           ---------
CASH AT END OF PERIOD                                              $ 101,500           $ 207,500
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
       Interest                                                    $    --             $    --
                                                                   =========           =========
       Income taxes                                                $    --             $    --
                                                                   =========           =========




                 See accompanying notes and accountant's report.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


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

2.   NOTES RECEIVABLE (RELATED PARTIES):

     Notes receivable, related parties, at September 30, 2001 consisted of the following:

     Note receivable from S&S Mining, Inc., a joint venture partner, unsecured,
          interest imputed at 8%, due on demand                                      $    27,800
     Note receivable from an individual, unsecured, interest imputed                      12,000
          at 8%, due on demand
     Note receivable from an individual, unsecured, interest imputed                       3,500
          at 6%, due on demand
     Accrued interest receivable                                                          16,700
                                                                                     -----------
                                                                                          60,000
     Allowance for uncollectible accounts                                                 (5,600)
                                                                                     -----------
                                                                                     $    54,400
                                                                                     ===========

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


3.   PROPERTY AND EQUIPMENT:

     Property and equipment at September 30, 2001 consisted of the following:


     Machinery and equipment                                                         $    97,600
     Transportation equipment                                                             18,400
     Office equipment and furniture                                                       14,200
                                                                                     -----------
                                                                                         130,200
     Less accumulated depreciation                                                       (75,000)
                                                                                     -----------
                                                                                     $    55,200
                                                                                     ===========

     Depreciation expense for the nine months ended September 30, 2001 totaled $ 19,700.

4.   OTHER ASSETS:

     Other assets at September 30, 2001 consisted of the following:

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

     Long-term investments at September 30, 2001 consisted of the following:


     Pisgah property                                                                 $   567,100
     Investment in S&S Mining joint venture                                               19,000
                                                                                     -----------
                                                                                     $   586,100
                                                                                     ===========

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


6.   NOTES PAYABLE:

     Note payable at September 30, 2001 consisted of the following:

     Note payable to lender; secured by 1st deed of trust; interest at 8.00%
     per annum, matures July 31, 2001                                                $    11,300

     Note payable to lender; secured by 2nd deed of trust; interest at 16.00%
     per annum; matures November 24, 2005                                                324,000
                                                                                     -----------
                                                                                         335,300
         Less current portion                                                            (11,300)
                                                                                     -----------
                                                                                     $   324,000
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

     On August 7, 2001 the Company entered into a Forebearance agreement with the lender that holds the 2nd deed of trust. The Forbearance Agreement provides that the $24,000 interest payment due May 24, 2001 shall be added to the principal of the loan and paid on or before November 24, 2001. Further, the lender has the option of purchasing restricted common shares of the company in lieu of the $24,000. The lender must exercise this option on or before November 20, 2001.

     On August 10, 2001 the Company entered into a Forebearance Agreement with the lender that holds the 1st deed of trust. The agreement provides that interest due on the $10,000 principal balance shall be added to the principal and shall be paid on or before June 1, 2002. An interest payment is due on December 1, 2001.

7.   NOTE PAYABLE, RELATED PARTIES:

     Notes payable, related parties, at September 30, 2001 consisted of the following:

     Note payable to shareholder; unsecured; interest at prime plus
          1.00% per annum; due on demand                                             $   146,400
                                                                                     ===========



8.   RELATED PARTY TRANSACTIONS:

     The Board of Directors approved a resolution to pay an officer compensation of $5,000 per month. At September 30, 2001 $15,000 had been paid to this individual.

CAN-CAL RESOURCES, LTD.

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


9.   SUBSEQUENT EVENTS:

     During October, 2001 the company signed an Investment Agreement with two funds (Dutchess Private Equities Fund LP and DRH Investment Company LLC) to sell to those funds up to $8,000,000 in common stock of the company, for a period of three years.

     In connection with the Investment Agreement, the company issued 606,059 shares of restricted common stock to Dutchess Fund and its advisor, and to a broker-dealer firm, for services valued at $400,000, to induce those entities to enter into the Investment Agreement and perform services contemplated under such agreement. The company also issued 37,000 shares of restricted common stock to the attorney for Dutchess Fund.

     The company has also signed a consulting agreement with a public relations firm, and have authorized the issuance and will deliver certificates for up to 200,000 shares over the next 12 months to pay for services and costs. Further, the company has issued to the public relations firm options to purchase another 200,000 at $1.00 per share. These options are to expire in September 2004.

10.  FAIR VALUE OF FINANCIAL INSTRUMENTS:

     The following table presents the carrying amounts and estimated fair value of the Company's financial instruments at September 30, 2001:

                                                  CARRYING       FAIR
                                                   AMOUNT       VALUE
                                                  --------     --------
Financial assets:
     Notes receivable-related party               $ 54,400     $ 54,400
     Note receivable                                52,500       52,500
     Property and equipment                         55,200       55,200
     Other assets                                   57,400       57,400
     Long-term investments                         586,100      586,100
Financial liabilities:
     Notes payable, related parties                146,400      146,400
     Notes payable                                 335,300      335,300


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

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
(UNAUDITED)




                                     Three months       Three months    Nine months      Nine months
                                         ended             ended           ended            ended
                                     September 30,      September 30,   September 30,    September 30,
                                         2001              2000             2001             2000
                                     -------------      -------------   -------------    -------------
Operating, general and
administrative expenses:
Mine exploration                       $ 30,900          $370,800          $111,300          $454,500
Consulting                               45,100             7,800           135,500            22,600
Travel and entertainment                 15,900            22,200            57,600            58,500
Accounting and legal                      9,300             6,900            17,300            30,200
Insurance                                 3,900             7,900            24,500            38,100
Salaries and wages                       15,000              --              15,000              --
Payroll taxes                             1,100              --               1,100              --
Office expense                           13,600            12,200            44,400            26,200
Office rent                               7,900             6,400            23,800            25,200
Depreciation and amortization             6,700             7,900            19,700            21,100
Advertising and promotion                  --               5,700             3,300            12,700
Lease expense                             2,500              --               6,900              --
Miscellaneous                             1,000             1,900             6,100             6,300
Telephone                                 2,400             1,900             8,500             7,700
Utilities                                 2,500             1,600             6,800             2,800
Repairs and maintenance                     600              --               4,800              --
Bank charges                                100              --                 200               300
                                       --------          --------          --------          --------

                                       $158,500          $453,200          $486,800          $706,200
                                       ========          ========          ========          ========




                            See accountants' report.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR
         PLAN OF OPERATION

(A)      PLAN OF OPERATION.

         During the quarter ended September 30, 2001 and continuing thereafter, the Company continued utilizing various precious metal extractive techniques, procedures and methodologies in its program of testing volcanic cinder material from its patented mineral claims at Pisgah, California. It has dedicated virtually all its efforts to this testing during the second and third quarters. It conducts its operations at the facility in Nye County, Nevada, which it leases. The purpose of the extractive metallurgical program is to determine the nature and extent of precious metals contained in the volcanic cinder material and to determine and verify the feasibility and the possible commercial viability of the various extractive technologies which it has developed and continues to develop. The testing is conducted primarily through consultants and independent contractors who are experienced in testing procedures.

         The Company intends to continue and possibly expand further its extractive testing of volcanic cinders from its property at Pisgah, California depending on results of its testing and the availability of financing. Analytical data confirms that precious metals exist in the volcanic cinders and the Company is presently conducting a commercial viability extraction program. The Company will hold all of the Company's other properties in abeyance until the Pisgah program is completed.

         It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the 12 months ending September 2002. However, this depends on results of its ongoing testing programs and financing available to it.

         In the fourth quarter, the Company intends to build a small production circuit at its facility in Nye County to run small batches of cinder material from the Pisgah property. The objective is to determine whether promising results in the lab can be duplicated on a larger scale.

         In the fourth quarter, the Company signed an Investment Agreement (see the Form 8-K Report on this event, filed in the fourth quarter 2001, to which report the Investment Agreement is attached as an exhibit). The Company intends to use proceeds from the financing which will be available under the Investment Agreement to build a commercial production facility with which to process the Pisgah materials for precious metals. However, realization of any significant financing from the Investment Agreement will depend on there being sufficient price/trading volume in the Company's stock.

         At September 30, 2001 and as of the date of this report, the Company has limited financial resources with which to continue operations. Pending realization of financing from the Investment Agreement, which is not assured, the Company continues to explore possible arrangements with larger mining companies to jointly develop its properties and produce metals from the Pisgah materials. Until such time as mining company participation and/or Investment Agreement funding is achieved, the Company will continue to rely on loans from directors and/or private placements of equity to continue operations. In the third quarter 2001, the Company sold restricted stock to two purchasers for approximately $58,000.

(B)      LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

         As of September 30, 2001, the Company's working capital was $119,200. Working capital as of June 30, 2001 was $154,600. In the fourth quarter, an interest payment of $24,000 will be due to the lender which loaned the Company $300,000 in November, 2000, and which holds a second deed of trust on its Pisgah Property, and an interest payment will be due to another lender in December 2001. See note 6 to the financial statements in this Form 10-QSB and also the Form 10-QSB for the quarter ended June 30, 2001.

         The Company had no operating income or cash flow from its mineral operations for the three months ended September 30, 2001 other than the sale of a small amount of silver (for $6,900) produced in the lab facility in the course of testing. The Company had no revenue during the three months ended September 30, 2000. The Company sustained a loss from operations of $160,400 for the three month period ended September 30, 2001, compared to a loss of $449,000 for the three months ended September 30, 2001. The decreased loss reflects the receipt of $6,900 from sale of silver and greatly reduced mine exploration costs ($30,900 for the third quarter compared to $370,800 for the same period in 2000). Consulting expense increased to $45,000 for the third quarter (compared to $7,800 for the same period in 2000), and salaries and wages were $16,100 for the third quarter (none for these items in the same period in 2000). These increases reflect the increased level of testing work at the Nye County, Nevada facility. All other operating, and general and administrative expenses, remained approximately at the same levels in the third quarter compared to the same period in 2000.

         The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and/or exploration of its mineral properties. However, the Company intends to build a production facility later in 2001 or in 2002 if funds are realized from the Investment Agreement (see Plan of Operation, above).


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         (c) In the three months ended September 30, 2001 the Company sold 57,888 shares of restricted common stock to two Canadian investors, for proceeds of $58,333. No broker-dealer was involved in these transactions, and no fees were paid in connection therewith.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         See Form 10-QSB for quarter ended June 30, 2001.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K


         (a)      Exhibits.

                  23.0         Consent of Independent Accountants

         (b) Reports on Form 8-K. On October 10, 2001, the Company filed a Form 8-K reporting its signing the Investment Agreement (see note 9 to the financial statements included in this Form 10-QSB).

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                CAN-CAL RESOURCES LTD.
                                                (REGISTRANT)


         Date: November 13, 2001            By:  /s/     Ronald D. Sloan
                                                --------------------------------
                                                RONALD D. SLOAN, President