Form 10KSB
period 2001-12-31
CAN CAL RESOURCES LTD
filed 2002-04-19
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2001.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.
Commission file number 0-26669
                       -------

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

                 Nevada                                  88-0336988
--------------------------------------------     -------------------------------
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

8221 Cretan Blue Lane,  Las Vegas, NV                    89128
--------------------------------------------     -------------------------------
(Address of principal executive offices)                 (Zip Code)

Issuer's telephone number, (  702  )     243   -         1849
                           ---------  --------   -------------------------------

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
                                (Title of class)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such
filing requirements for the past 90 days. YES   X     NO
                                              -----      -----

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues in fiscal year 2001 were $22,500.

     Aggregate market value of the voting stock held by non-affiliates as of April 12, 2001: $2,031,902.

     Number of common shares outstanding as of April 12, 2001: 10,514,415

     Documents incorporated by reference: None. However, exhibits are incorporated. See Item 13.

     Transitional Small Business Disclosure Format: YES         NO  X
                                                        -----     -----

                           FORWARD LOOKING STATEMENTS

     Except for historical and current information, all the information in this Report are considered to be "forward looking" statements. Specifically, all statements (other than statements of historical and current information) regarding financial and business strategy and the performance objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to them. These statements involve known risks such as lack of capital to put our properties into production, disappointing recoveries of precious metals from our properties once we put them into production, higher than expected production costs, declining market prices for precious metals, and delays or increased costs to obtain production or mining permits.

     When we use the words "anticipate," "believe," "estimate," "expect," "may," "will," "should," "continue," "intend" and similar words or phrases, we are identifying forward-looking statements (also known as "cautionary statements" because you should be cautious in evaluating such statements in the context of all the information in this report). These statements reflect our current views with respect to future events. However, the merit or validity of current views is subject to the realization in fact of assumptions we have made. What we now think will happen may turn out much different, and therefore our assumptions may prove to have been inaccurate or incomplete.

RISK FACTORS

     WE ARE AN EXPLORATION STAGE COMPANY, HAVE NO RESERVES, HAVE NEVER MADE A PROFIT, AND MAY NEVER BECOME PROFITABLE. For the year ended December 31, 2001, the company recorded a net loss of $704,500 from continuing operations, and had an accumulated stockholders' deficit of $3,971,900 at that date. The company is a mining company in the exploration stage. If we can raise the capital we will build a pilot plant to further evaluate extraction methods for the Pisgah property, and have prepared an independent reserve report and an independent feasibility study upon which to base the decision to build a production plant. See the next risk factor.

     AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE RISKS OF THE MINERALS BUSINESS. The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Most exploration programs do not result in the discovery of mineralization which is economic to mine. Most exploration programs never recover the funds invested in them. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits are not assured.

     MANAGEMENT LACKS TECHNICAL TRAINING AND EXPERIENCE WITH EXPLORING FOR, STARTING AND OPERATING A MINE. Our directors and officers don't have technical training in geophysical sciences, metallurgy, or mineral exploration management, nor do they have any direct prior experience in these areas or in the minerals exploration business generally. Without these kinds of training or experience, our management may not be fully aware of many of the specific requirements related to working in the mining industry. Their decisions and choices for the company may not take into account standard engineering or managerial approaches which mineral exploration companies routinely use. The company's operations, earnings, and ultimate financial success could suffer irreparable harm due to management's lack of experience in this industry.

     OUR TECHNICAL STAFF LACKS EXPERIENCE IN EVALUATING MINING, PROCESS AND MINERAL ECONOMICS OF MINERAL PROPERTIES. To date, we have relied in large part on individuals with technical training and experience as assayers or exploration geochemists, but uniformly they don't have significant training or experience in conducting evaluation and economic feasibility studies of the mining and processing of mineral deposits. Therefore, we have not had the ability to adequately evaluate our progress. Past assertions that we may have been nearing the point of commencing production are unreliable.

     WE HAVE NOT SYSTEMATICALLY DRILLED AND SAMPLED THE PISGAH PROPERTY TO CONFIRM THE PRESENCE OF ANY CONCENTRATIONS OF PRECIOUS METALS. There is substantial risk that such testing would show limited concentrations of precious metals, and such testing may show a lack of precious metals in the property. We have not run, nor have we had third parties run for us, a systematic drilling and sampling program designed to measure whether and where concentrations of precious metals may or may not exist, either in the stockpiled material or in the Pisgah deposit itself. Any positive test results so far confirm the presence of precious metals in the samples. You cannot safely assume that precious metals-bearing materials exist outside of the samples tested. Testing may show a lack of precious metals in the property.

     SOME OF OUR PISGAH PROPERTY ASSAY RESULTS MAY BE UNRELIABLE. From time to time we have used non-standard procedures to sample and assay the volcanic cinder materials for precious metals, and much of the assaying has been conducted by the company. Some of these procedures could have introduced contamination into the tested materials which can cause the assay results to be unreliable.

     THE VOLCANIC CINDER SAMPLING PROGRAM HAS NOT BEEN MANAGED BY INDEPENDENT PARTIES. We have not used well-established, third party independent geologists or engineers to conduct the sampling and sample preparation of cinder samples before sending the samples out for assay and microscopic examination. Without an independent, third-party approach to sampling, sample preparation and assaying by reputable individuals who have no direct interest in our properties or company, most persons with experience in mineral exploration companies will not trust claims about the discovery of precious metals from previous unknown types of mineral deposits (volcanic cinders are not known to contain precious metals). This risk factor may have an adverse effect on the marketability and price of the company's securities.

     WE HAVE NOT CONCLUSIVELY PROVED THE PRESENCE OF PRECIOUS METALS IN THE PISGAH PROPERTY. Our efforts to date, and any money spent in the future on this property, ultimately may be futile.

     OUR TEST RESULTS HAVE BEEN PUBLICLY QUESTIONED BY A WELL-ESTABLISHED PUBLICATION IN THE MINING INDUSTRY. Until the questions raised by the publication have been adequately addressed by independent reserve and feasibility studies, these questions may adversely affect the value of your investment in the company. See "Business - Properties - Pisgah, California Property."

     THE "CARE AND CUSTODY" PROGRAM FOR SAMPLING THE PISGAH PROPERTY DOES NOT MEET THE INDUSTRY STANDARD FOR "CHAIN OF CUSTODY" PROGRAMS, WHICH ARE INTENDED TO INSURE THE INTEGRITY OF SAMPLES. Our approach to sampling, sample care, sample preparation and assaying of samples should not be confused with the chain of custody programs. We can't guarantee the samples have not been tampered with and the results reported cannot be treated as being as reliable as if we had used a true chain of custody approach.

     TESTING TO DATE HAS FOCUSED ON ASSAYING MATERIALS FOR PRECIOUS METALS CONTENT, NOT HOW TO PROCESS MATERIALS FOR PRODUCTION. The various procedures we have used to assay the volcanic cinder samples have not addressed what metallurgical procedures would be suited to process precious metals out of the materials. Even if independent reserve reports indicate the presence of precious metals, further extensive work will be needed in the form of a feasibility study to determine if the precious metals (if any are shown likely to be present in the property) in fact can be processed out of the material at a profit. Some companies decide that even though one of their properties contains valuable minerals, it is impossible to remove them profitably in commercial production.

     THE PISGAH PILOT PLANT'S LIMITED RESULTS WILL NOT GUARANTEE PROFITABILITY. Prospective investors should note that the initial pilot plant's operating results will not be a sure indicator of the ultimate viability of company operations. We believe this is a significant risk for the company. The pilot plant will run small batches of material through different production processes (leaching times, proportions of chemicals, etc.) to help us better understand how to extract precious metals from materials removed from different locations on the Pisgah property. However, its results will not be representative of the operating results we should expect with a production plant using materials taken throughout the property. Therefore, pilot plant results, even if promising in terms of yield per ton and production cost, will not be indicative of operating results. The pilot plant's results must be used in conjunction with a future feasibility study to be prepared for us.

     EXPLORING VOLCANIC CINDER PROPERTIES PRESENTS UNIQUE RISKS NOT ENCOUNTERED IN OTHER GEOLOGIC SETTINGS. Precious metals most often are found in underground quartz vein deposits, or in alluvial sites where the metals have been eroded from surface exposed quartz veins and been transported by natural forces to another (usually gravel type) deposit. Precious metals which are found in (or came from eroded) vein deposits are believed to have been carried in underground superheated water, which transported the precious metals and other mineralization toward the surface, then cooled into quartz deposits underground.

     In contrast, volcanic cinders resulted from magma flows deep in the earth crust erupting to the surface. However, the mechanism which may have placed precious metals in the Pisgah volcanic cinders is not well understood. Presently there are no established geological theories to explain how precious metals might be located within volcanic cinders generally.

     OUR LIMITED TEST RESULTS ON THE PISGAH PROPERTY TO DATE HAVE NOT BEEN CONSISTENT AND POSITIVE RESULTS MAY NOT BE VALIDATED BY PRODUCTION OPERATIONS. The company has run many tests on small amounts of the stockpiled volcanic cinder material located at the Pisgah property, using different assay techniques. While the tests indicate the materials may contain precious metals, our tests have been limited to relatively small amounts of materials taken from a few stockpile locations. Even within this limited testing scope, the test results have varied significantly.

     WE HAVE A HISTORY IN 2001 OF LATE PAYMENTS ON DEBT, AND WE COULD LOSE THE PISGAH PROPERTY IF DEBT SECURED BY IT IS NOT PAID OR RESTRUCTURED IN 2002. This is a risk to the company. At December 31, 2001 the company owed two lenders $398,000 secured by first and second deeds of trust on the Pisgah property. Payments due in 2001 were not timely made; payment to one lender was deferred to November 2001, and payment to the other lender was deferred to mid-2002. Debt service is current. However, a total of $58,000 (plus interest on $10,000 principal included in the $58,000) will be due from May through November, 2002. If we don't pay all the amounts due on time, or can't restructure the debts to give us more time to pay, we could lose the Pisgah property through foreclosure. If we should lose the Pisgah property, a stronger focus and more aggressive independent sampling and drilling programs will be instituted on the remaining 80% of the companies properties. Although value could be realized by sale of material for industrial and decorative uses, loss of the Pisgah property would be a significant adverse development for the company, as Pisgah and Owl Canyon are our two most important properties. See "Business - Properties Pisgah Property - Debt Transactions."

ITEM 1.  DESCRIPTION OF BUSINESS

(a)      Business Development

(a)(1)   Form and Year of Organization

     Can-Cal Resources Ltd. is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. dba N.W. Electric Carriage Company ("NWE"), a British Columbia, Canada company ("NWE"). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

     In January 1999 the company sold its wholly-owned Canadian subsidiary Scotmar Industries, Inc., which was engaged in the business of buying and salvaging damaged trucks from insurance companies for resale of guaranteed truck part components. The subsidiary was sold for a profit and the proceeds used to acquire and explore mineral properties, as the company determined that the subsidiary would lose money in the vehicle salvage business unless more capital was obtained specifically for that business.

     The company's common stock and preferred stock was registered with the Securities and Exchange Commission under Section 12(g) of the Securities Exchange Act of 1934, in October, 1999. (SEC. File No. 000-26669).

(a)(2)   Any Bankruptcy, Receivership or Similar Proceeding

         None.

(a)(3) Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business

(b)      Business of Issuer

     The company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have an interest in five mineral properties in the southwestern United States (California and Arizona). All these properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals. None of these properties is in production. We sold 16.8 ounces of gold we produced from minerals which had been partially processed which we bought from a third party (the minerals did not originate from our properties).

     We have performed more than 1000 "in-house" assays on mineral samples from our properties. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work has been conducted with our equipment by persons with whom we have contracted, who are experienced in performing assays, but are not independent of us. We also send samples of materials from which we have obtained the most promising results to outside independent assayers to confirm in-house results.

     We have done an extensive amount of preliminary testing and assaying on the Owl Canyon property in California, in which we hold a 50% ownership interest in through the S&S Joint Venture. Results indicate precious metals may be present in material located on the Owl Canyon property; presently we have suspended testing there to work on the Pisgah property.

     During 2000 and continuing to date, we have focused efforts on the "volcanic cinders" property located on patented mining claims we own at Pisgah, California. We have run an analysis program to determine if the material contains precious metals. Although it has been questioned by others, our analysis program indicates precious metals may exist in material taken from the Pisgah property. We intend to build a small scale pilot plant to begin test processing the volcanic cinder material, at a plant to be located within approximately one hour driving time from Pisgah. We have not obtained the location at the present time.

     Substantial amounts of additional testing, drilling, sampling, assaying and engineering studies, and confirmation of the presence of precious metals would be necessary to determine whether the Pisgah property contains sufficient amounts of precious metals to constitute "reserves," and whether any such reserves are capable of economic production. Presently, we have not established that there are any reserves on the Pisgah property. We have elected to obtain an independent reserve report on the property, and an independent feasibility study on the capital costs and operating expenses for a production plant.

     The pilot plant testing facility initially will process material in 100 pound batch test runs daily, gradually moving up to one ton per day to fine tune the efficiency of our processes. It is our intention to extract the metals for both in-house and external confirmation by independent labs, pertaining to the concentrations and recoverability of precious metals that may exist in the cinders.

     Further geologic and exploration work at the Cerbat and Limestone properties has not been initiated. The company does not intend to conduct further exploration on those properties in the immediate future, however, the company intends to keep these properties for future exploration at some point in the future.

     The company has a general insurance policy in adequate amounts for casualty loss to office and laboratory equipment, operation of motor vehicles, and mining equipment on various properties. Additional insurance will be obtained for operating locations, such as the proposed operations for the Pisgah, as necessary.

(b)(1)   Not applicable

(b)(2)   Not applicable.

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

     The company's decision as to whether any of the mineral properties it now holds, or which it may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to: 1. the ability to obtain all required permits; 2. costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities; 3. availability and costs of financing; 4. ongoing costs of production; 5. market prices for the metals to be produced; and 6. the existence of reserves or mineralization with economic grades of metals or minerals. No assurance can be given that any of the properties the company owns, leases or acquires contain (or will contain) commercially mineable mineral deposits, and no assurance can be given that the company will ever generate a positive cash flow from production operations on such properties. Although many companies and individuals are engaged in the mining business, including large, established mining companies, there is a limited supply of minerals land available for claim staking, lease or other acquisition in the southwestern United States, where the company conducts its activities.

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

(b)(8) Exploration and mining operations are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The company has been added by San Bernardino County as a party to the Approved Mining/Reclamation Plan and related permits. See Item 2, Description of Properties - Volcanic Cinders Property - Mining Lease Agreement with Twin Mountain Rock Venture.

(b)(9) Because any exploration (and future mining) operations of the company would be subject to the permitting requirements of one or more agencies, the commencement of any such operations could be delayed, pending agency approval (or a determination that approval is not required because of size, etc.), or the project might even be abandoned due to prohibitive costs (for example, water treatment facilities for mine water discharge might be too expensive to build).

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S&S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area; and the Joint Venture complied with their request in 2000.

(b)(12) The company's President, Ronald D. Sloan is the company's only full-time employee. The company contracts with other persons to perform services as independent contractors as required. Those services have included the use of facilities and equipment owned by such persons as well as the services of such persons for performing testing and extraction procedures. At the present time, one independent contractor is performing consulting, testing, extractive and assaying services for the company.

FINANCING TRANSACTIONS

     On October 4, 2001 we signed an Investment Agreement with Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC to sell up to $8,000,000 in shares of common stock to Dutchess Fund and DRH, in equal amounts. We also issued shares of common stock to Dutchess Fund and May Davis Group, Inc., and to Dutchess Advisors, Ltd. (advisor to Dutchess Fund), and to the attorney for Dutchess Fund and DRH, for fees in connection with the Investment Agreement. Terms of these transactions are described below. Reference is made to the complete text of the Investment Agreement, which has been filed as an exhibit.

     INVESTMENT AGREEMENT. We have signed an Investment Agreement with Dutchess Private Equities Fund L.P. ("Dutchess Fund", a Delaware limited partnership), and DRH Investment Company, LLC ("DRH"), who have committed to buy from us up to a total of $8,000,000 in shares of common stock, when and as requested by us, until May 2005, 50% by Dutchess Fund and 50% by DRH.

     Our ability to sell stock to Dutchess Fund and DRH will depend on market price and trading volume for our stock. If market prices continue at the January 2002 levels (less than $0.50 bid) or decline, we will need more authorized capital than the current 15,000,000 shares of common stock to take full advantage of the Investment Agreement (assuming trading volume is sufficient, see below). The Investment Agreement allows us to increase authorized capital for this purpose, and we intend to ask our shareholders to approve an increase to 75,000,000 shares of common stock in March or April 2002. The shareholders will have to approve the increase.

     Dutchess Fund, and DRH, separately, cannot be required to purchase stock from the company which, when added to stock of the company which either of them owns beneficially, exceeds 4.99% of the issued and outstanding stock of the company on the date of our "put" (see below).

     In addition to the foregoing overall limit which applies to Dutchess Fund and DRH, the amount of stock we can require Dutchess Fund and DRH to purchase at any time is limited:

     O There must be 13 stock market trading days between any two of our "puts" (requests for purchase delivered to Dutchess Fund and DRH), although one or more closings of sale of part of the shares may occur every five trading days within the 13 trading days (the closing date for each put is 13 trading days after put notice). We will deposit stock certificates with First Union National Bank, Morristown, New Jersey (the "escrow agent"), and Dutchess Fund and DRH will deposit funds with the escrow agent sufficient to buy our stock.

     O We shall be entitled to request that dollar amount of stock that is equal to 175% of the average daily volume of our common stock over the 40 trading days prior to our put notice multiplied by the purchase price (93% of the lowest closing bid price during that 40 days), but never more than $1 million. This is how the maximum "put amount" is determined under the Investment Agreement. The actual number of shares we issue for each put delivered to Dutchess Fund and DRH will have a total or aggregate purchase price equal to the lesser of (1) the put amount, and (2) 15% of the aggregate trading volume in the 10 trading days, multiplied by the average of the lowest closing bid prices during the first five and the last five trading days, respectively, in the 10 trading day pricing period.

     Closing of each sale of stock to Dutchess Fund and DRH will be subject only to standard closing conditions (for examples, that we are not insolvent, and that we continue to be listed for trading on the Over- the-Counter Bulletin Board). Subject only to meeting the standard closing conditions, Dutchess Fund and DRH must purchase the stock. We will receive net sale proceeds (see below) not later than the thirteenth trading day after the date of our put notice.

     The issuance of shares of common stock to Dutchess Fund and DRH under the Investment Agreement will be exempt from registration with the Securities and Exchange Commission under section 5 of the 1933 Act, pursuant to section 4(2) of the 1933 Act; the resale of such shares by Dutchess Fund and DRH will be registered with the Securities and Exchange Commission under section 5. We have agreed not to file any other registration statements for the public sale of our securities for 90 days from the effective date of this registration statement, with certain limited exceptions. We have also agreed to use our best efforts to have our officers, directors and any other persons affiliated with the company refrain from selling shares during each 10 trading day pricing period.

     The Investment Agreement contains mutual indemnities against loss, costs and expenses arising out of misrepresentations, breach of warranties and covenants, or other actions or inactions by us or by Dutchess Fund and DRH. Insofar as such indemnification might be sought for loss, costs and expenses arising from violations of the 1933 Act, we have been informed that in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the 1933 Act and therefore is not enforceable.

     Pursuant to the Investment Agreement, each time we sell stock to Dutchess Fund and DRH, we will pay May Davis Group, Inc., a securities broker-dealer and member of the National Association of Securities Dealers, Inc. cash in the amount of 3.5% of the funds purchased in each transaction by Dutchess Fund and DRH. An additional 3.5% of the funds purchased in each such transaction will be paid to Dutchess Advisors, see "- Compensation" below.

     REGISTRATION RIGHTS AGREEMENT. We have agreed to file with the Securities and Exchange Commission, see to effectiveness with that agency, and keep current the registration statement for resale of the shares sold to Dutchess Fund and DRH under the Investment Agreement, for so long as Dutchess Fund or DRH hold any shares so purchased. The number of shares available under the initial registration statement is insufficient to cover all the stock which may be issued to Dutchess Fund and DRH at current market prices and volumes. Therefore, we will use our best efforts to have our shareholders approve an increase in authorized common stock (up to 75,000,000 shares) and cause an amendment or new registration statement containing additional shares (an additional 16,000,000 shares) to be filed with the Commission and declared effective by it. If our shareholders do not approve the increase in authorized shares, and if the market price of our stock does not increase to approximately $2.00, we will not be able to realize the full potential funding of $8,000,000 which is available under the Investment Agreement, because we would not have enough shares to sell. Failure to obtain an increase in authorized common stock will not result in termination of the Investment Agreement.

     Our agreements as to registration rights are only with Dutchess Fund and DRH, Dutchess Advisors and the attorney for Dutchess Fund and DRH.

     COMPENSATION. We will sell shares to Dutchess Fund and DRH at a 7% discount from the market price (see above). We will pay Dutchess Advisors, Ltd., an affiliate and advisor of Dutchess Fund, an amount of cash equal to 3.5% of the dollar amount of shares we sell to Dutchess Fund and DRH, when each put is closed (see above). In addition, we have issued 227,272 shares of common stock to Dutchess Advisors, Ltd. (for its advisory services to Dutchess), and have issued an additional 75,757 shares to Dutchess Fund, as fees to induce Dutchess Fund to enter into the Investment Agreement. The shares issued to Dutchess Advisors were required to be so issued by Dutchess Fund. We will pay May Davis Group, Inc. an amount of cash equal to 3.5% of the dollar amount of shares we sell to Dutchess Fund and DRH when each put is closed (see above). We also issued 303,030 shares to May Davis Group, Inc., a securities broker-dealer firm, as a placement fee for the execution of the Investment Agreement. In March 2002, May Davis transferred the 303,030 shares to Owen May (151,515 shares), Hunter Singer (111,515 shares), and Michael Jacobs (40,000 shares). Thereafter, Mr. May transferred his 151,515 shares to Blue Mountain Investments, LLC, a Delaware LLC owned by Mr. May and a member of his immediate family. Mr. May has investment and voting control over Blue Mountain. Mr. May, Mr. Jacobs and Mr. Singer are registered stock brokers employed by May Davis, and such individuals are statutory underwriters for this offering. Mr. Singer also is a principal of DRH.

     All of the foregoing shares were issued based on the value (agreed to by the company and the parties pursuant to the Investment Agreement) of such fees in the amounts of $50,000 by Dutchess Fund, $200,000 by May Davis Group, Inc., and $150,000 by Dutchess Advisors (total $400,000), divided by the $0.66 closing bid price of the company's stock when the Investment Agreement was signed (October 4, 2001).

     An additional 37,000 shares were issued to Joseph B. LaRocco, for services valued at $12,500 ($0.33 per share) provided by him as attorney for Dutchess Fund and DRH in connection with the Investment Agreement. The value of his services was determined by his clients Dutchess Fund and DRH, and agreed to within the Investment Agreement signed by the company. The per share price for his services was negotiated and agreed to between Mr. LaRocco and the company, as the company did not have the funds to pay Mr. LaRocco in cash. The $0.33 per share price represents a discount of 50% from the market price at October 4, 2001 ($0.66).

     All of these shares (643,059 total) were issued as restricted securities under section 4(2) of the 1933 Act.

     PUBLIC RELATIONS AGREEMENT. As of September 15, 2001 the company signed an agreement with National Financial Communications Corp., based in Needham, Massachusetts, for NFC to provide public relations and communications services to the company for a period of 12 months. NFC's objective is to increase awareness of the company among potential investors through traditional mail channels and media interviews with officers of the company. The cost of NFC's services is $5,000 per month if paid in cash ($6,000 per month if paid in stock), plus reimbursement of third party expenses. The term of the agreement is 12 months, but can be terminated by either party on 10 days notice after December 15, 2001. The agreement is automatically extended for three months if not terminated by the company prior to end of the 12 month term.

     On March 22, 2002, the consulting agreement was amended (effective September 15, 2001) wherein the agreement was suspended from October 31, 2002 through March 25, 2002. We have paid the first month's service with NFC with $5,000 cash, and have agreed to issue 200,000 shares of stock for services and expenses under the agreement. We will issue 40,000 shares to NFC for services for the months of April and May 2002, and thereafter 20,000 shares monthly according to the amended agreement.

     We have agreed to issue stock valued at $0.875 per share (the bid price as of October 19, 2001), for a total value of $175,000 for the 200,000 shares. These shares will be issued as restricted securities under section 4(2) of the 1933 Act.

     Also, we have agreed to issue options to NFC to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. The options will be exercisable when delivered and will expire September 15, 2004.

ITEM 2.  DESCRIPTION OF PROPERTY

     We own or have interests in five properties, one which is owned (patented mining claims on the volcanic cinders property at Pisgah, California), one which is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and three properties which are unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the"BLM"): The Owl Canyon property (23 miles northeast of Baker, California); the Limestone/Erosion property (southeast of Lucerne Valley, California); and the Wikieup property (in Mohave County, Arizona).

     Unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 20 to 160 acres; each lode claim covers 20 acres. The company is obligated to pay a maintenance fee of $100 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly.

     If the statutes and regulations for the location and maintenance of a mining claim are complied with, the locator obtains a valid possessory right to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records. If the validity of an unpatented mining claim is challenged by the government, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

     Total expenditures, excluding acquisition costs, on the properties has been $1,097,460. For information on future planned expenditures, see "Use of Proceeds."

     PISGAH, CALIFORNIA PROPERTY.

     GENERAL, TESTING. In 1997 we acquired fee title to a "volcanic cinders" property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

     The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. which processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill, and the material left over from Burlington's operations, can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder. The cinder and spatter cone is about 100 meters high and has a basal diameter of about 500 meters. The volcanic cone and crater consists of unsorted basalis tephra, ranging from finest ash, through scoriascious cinders and blocks, to dense and broken bombs up to two meters in dimension.

     The company owns equipment which was acquired with the property, and is located on the property: a ball mill for crushing cinders, truck loading pads, two buildings, large storage tanks, conveyors to load trucks, material silos and screening equipment.

     Until Mr. Ballantyne left the company as a consultant in November, 2001, all extractive testing programs were carried out pursuant to a "care and custody" program established by him, utilizing processes and methodologies developed by others. On the advice of Mr. Ballantyne, we contracted two third parties, the first being Mr. Cameron G. Miller and James R. Ardoin; secondly John Tomashewski and Kenneth Schmidt, along with their methodologies to extract precious metals from the cinders. Nearly all tests under his program were conducted on small amounts from 30 grams to 3 pounds of the volcanic cinder material, with some tests on amounts up to 20 pounds in the third quarter of 2001. Under these programs the volcanic cinder material was selected and collected from the property by Mr. Ballantyne. Multiple samples of material taken from the same batches of cinder material were tested repeatedly by the above parties under contract with us, utilizing their processes for smelting and assaying our cinder material, in good faith under the advice and "care and control" of Mr. Ballantyne, who handled the sample preparation and composition of the samples used. The precious metal-bearing material obtained from the repeated extraction testing "runs" of the various precious metal extraction methods was sent by Mr. Ballantyne to recognized and certified analytical laboratories, which determined by chemical assay methods and other techniques the existence of and the content of the various precious metals in the extracted material. They reported their assay results to the company in certified analytical reports. The company has received repeated confirmation from these independent laboratories indicating that gold, silver and platinum group elements (PGE's) may be present in, and may be able to be extracted from, the material. These results from a variety of methods have resulted in an expanded program of extraction and metallurgical testing under the initial direction of Mr. Ballantyne, which the company is continuing (with appropriate modifications as needed) following Mr. Ballantyne's departure from the company. However, the presence of precious metals has not been conclusively shown to exist in the property. See "Management - Executive Compensation - Compensation to Consultant" for information about Mr. Ballantyne.

     However, because the samples were not taken by an independent third party using a "chain and custody" procedure, the integrity of the samples sent to these institutions cannot be guaranteed.

     You should note that Mr. Ballantyne's care and custody program does not in itself guarantee sample integrity. See "Risk Factors"

     We have run different analysis programs on the stockpiled material for gold, silver, and platinum group metals using generally accepted assaying procedures. No tests have been run on material located in the original hill deposit. Samples were removed from 5 separate zones on the surface (down to approximately 3 feet) of the stockpiled material and subjected to in-house testing and assay using several standard metallurgical procedures. Beginning in early 2001, we have been testing the material by "oxy-leach," which requires dissolving the material in different mixes of standard industrial chemicals, then filtering the liquids into powder residue and performing assay tests on the residue. Results have varied, but the most promising results used longer leach times. The results indicate the possible presence of significant amounts of precious metals (gold, platinum group metals) in the samples tested. Test results in July and August, 2001 were confirmed by independent assayers. Tests have been run only on stockpiled material. These results do not warrant the inference that the material is economically mineable.

     We have contracted with third parties, who prepared detailed mineralogical studies of precious metal- bearing minerals and their associations in the volcanic cinders. These studies, conducted at Canmet Ottawa, the Universite Libre de Bruxelles and the Colorado School of Mines, used microscopical methods to document and identify and confirm the presence of minerals and native metal grains and alloys of gold, silver, platinum and palladium in the material. The studies indicated that precious metal minerals may be present in the material, and helped us modify extraction methods which we will be implementing in the pilot plant to be constructed in the future (see "Use of Proceeds").

     We have conducted or had others conduct extractive processes to determine how best to process the cinder material.

     (a) Assaying of varying weights of cinder material at various temperatures in a variety of furnace-types using a variety of different reagents melted with the cinders (the reagents help collect and concentrate the precious metal).

     (b) Various acid digestion precious metal extractions of cinder material. Filtration of resultant "pregnant" precious metal bearing solutions with subsequent "dropping" of contained precious metals from these solutions using methods such as solvent extraction, electrowinning and wet chemical methods.

     (c) Various precious metal chemical-leaching extractions of cinder material. Filtration of the resultant "pregnant" precious metal-bearing solutions with subsequent "dropping" of the contained precious metals. Currently, this approach is yielding the best results.

     The precious metal-bearing products yielded by the processes were subsequently sent to refineries and to certified analytical laboratories for testing to determine the precious metal content. Extractive testing results obtained to date from the independent laboratories show that we have "in-house" repeatedly extracted precious metals including gold, silver and PGE's (platinum group elements, here referring to platinum and palladium). However, it is not possible to extrapolate from these results (which are confined to the samples tested) to estimate the viability of the stockpiled material as a whole. See "Risk Factors."

     You should note that significant questions have been raised about the adequacy of our sampling program. In the August 21-27, 2000 edition of "The Northern Miner," a weekly mining newspaper, doubts were expressed as to our use of non-standard assay techniques, and our practice of sending "pretreated" material to independent assay labs, then reporting that our assay results were "confirmed." Barring a truly independent third party sampling and testing program, the sending of samples to third party labs ensures nothing unless integrity in sampling, according to industry standards, is assured. The "care and custody" program we used does not meet the industry standards for "chain of custody" sampling programs.

     The Pisgah property consists of patented claims we own; no fees have to be paid to the BLM or work performed on the claims to retain title to the property.

     Electrical power presently is not available to the site, and is not expected to be needed.

     PISGAH PROPERTY MINING LEASE. To generate working capital, as of May 1, 1998 we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," an indirect subsidiary of Peter Kiewit & Sons, Inc., Omaha, Nebraska). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, which Twin Mountain will process and sell primarily as decorative rock. The material will be removed from the original cinder deposit, not the stockpiled material.

     The agreement provides Twin Mountain will pay minimum annual rental payments of $22,500 for the initial term and $27,500 per year for the additional term. Twin Mountain is also obligated to pay us a monthly production royalty for all material removed from the premises: The greater of 5% of gross sales f.o.b. Pisgah, or $.80 per ton for material used for block material; plus 10% of gross sales f.o.b. Pisgah for all other material. Against these payments, Twin Mountain will be credited for minimum royalty payments previously made.

     Twin Mountain is current in payments, which are pledged to service company debt (see below). Twin Mountain has not yet removed any material from the property and has indicated that it is unlikely it will do so until about 2003. Twin Mountain has the right to remove cinder material which could contain precious metals (and Twin Mountain would have title to the removed cinder material), but it cannot process the materials for precious metals either on or off site.

     Mining and reclamation permits, and an air quality permit have been issued by the California regulatory agencies in the names of both Twin Mountain and the company. We posted a cash bond in the amount of $1,379 (1% of the total bond amount) and Twin Mountain has posted the remainder of the $137,886 bond. If Twin Mountain defaults, we would be responsible for reclamation of the property, but reclamation costs incurred in that event would be paid in whole or part by the bond posted by us and Twin Mountain. Reclamation costs are not presently determinable.

     PISGAH PROPERTY - DEBT TRANSACTIONS. In 1998, the company borrowed $100,000 from a private lender. The debt bears annual interest at 8% and is secured by our first deed of trust on the Pisgah property, plus our rights to payments under the Twin Mountain lease. The original maturity date has been extended to June 1, 2002, when the remaining $10,000 principal is due (extended from original maturity date of July 31, 2001). Principal and interest to date have been paid through direct payment of Twin Mountain royalty payments to the lender. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

     In 2000, we borrowed $300,000 from First Colony Merchant, a second private lender. The debt bears annual interest at 16% (payable semi-annually in May and November), is due November 23, 2005, and is secured by our second deed of trust and assignment of rents (second right to payments under the Twin Mountain lease). For additional consideration, the company granted the lender a five year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000 we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee.

     By subsequent agreement in 2001 with the second lender, the $24,000 interest payment due May 2001 was not paid but was added to principal and was due when the November 2001 interest payment was due (total amount due in November was $48,000). For this forbearance of interest due, we granted the lender an option through November 19, 2001 to purchase restricted shares in the amount of $24,000 plus 16% interest to exercise date, divided by 50% of the lowest stock price from November 23, 2000 through November 19, 2001. However, the November 2001 interest ($48,000) was not paid in 2001.

     On November 27, 2001, we borrowed $25,000 from First Colony Merchant. The loan bears interest at 6% per annum and matures May 27, 2002. An additional $15,000 was borrowed from First Colony Merchant on December 28, 2001. This loan bears interest at 6% and matures June 28, 2002.

     In January 2002, we reached a further agreement with the second lender, under which the total of $48,000 interest which was due in November 2001 was paid by the company issuing 309,677 restricted shares of common stock. The number of shares was determined by dividing $48,000 by $0.155 (50% of the lowest trading price between the original loan date (November 23, 2000) and January 25,
2002).

     OWL CANYON - S & S JOINT VENTURE

     In 1996, the company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. The S & S Joint Venture has since increased its holdings to 740 acres of lode claims and a five acre mill site claim. These claims are deemed to be prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of our president and Ms. Robin Schwarz, a member of the Schwarz family and also a sub-contractor to Can-Cal who provides secretarial services. Approval by both the company and the Schwarz family is required to pass resolutions and conduct venture business. In the event of a tie vote, the matter would be decided by the company's corporate counsel (William Fishman).

     Holding costs are approximately $3,809 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

     Pursuant to the Joint Venture Agreement, we are funding the venture's operations. Any income from the venture will first be paid to the company to repay funds advanced to the venture or spent on its account, with any additional income divided 50% to the company and 50% to the Schwarz family.

     As the acquisition price of its 50% interest in the S & S Joint Venture, the company issued 500,000 restricted shares of common stock to the Schwarz family. As of December 31, 2001, the company had spent approximately $1,219,700 in the venture, including $19,000, which represents the value of stock issued to buy the 50% in 1996. The balance of $1,200,700 represents exploration expenditures on this property.

     GEOLOGY OF OWL CANYON.

     Mineralization on the property migrates along north/south oriented faulting and at the contact point between metamorphic and dolomite rocks. Metalliferous deposits along these fractures are prevalent near the central area of Owl Canyon. Along the southern side of the property, fault contact areas exhibit localized zone alteration from migrating hydrothermal fluids producing a mineralized vein ranging in width from approximately 18 to 36 inches.

     Plans are presently under review to apply for required permits and set up a small gravimetric test circuit utilizing much of the equipment already established on this site. Capital cost for further drilling and testing is estimated to be $225,000. Such costs would be funded from stock sales to Dutchess and DRH in excess of the initial $89,000 we may receive from them (see "Use of Proceeds").

     TESTING. We have performed both external and in-house fire assays on material from the Owl Canyon property, sending both trench and rock samples to independent laboratories. Approximately 15 tons of material was removed to a depth of 3 to 4 feet to expose a continuation of one of the veins. Samples were removed from this material by Bruce Ballantyne and analyzed by an independent laboratory.

     A 25 foot core hole was drilled at the base of the mountain which yielded promising gold and silver results.

     CDH#1/20-23'     Owl Canyon     1.08 oz/ton gold / 9.72 oz/ton silver

     A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended while evaluation work at Pisgah, California continues. This property is without known reserves and future work would be exploratory in nature.

     In the August 21-27, 2000 edition of The Northern Miner, the soundness of our evaluation methods was questioned in relation to performing our own analyses of samples, rather than sending out materials to independent parties. Until the property is sampled and tested by an established independent firm, the precious metals content in the property (if any) cannot be known.

     CERBAT PROPERTY

     On March 12, 1998, we signed a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mohave County, Arizona. The patented claims cover approximately 120 acres. We paid $10,000 as the initial lease payment and are obligated to pay $1,500 per quarter as minimum advance royalties. The company has the option to purchase the property for $250,000, less payments already made. In the event of production before purchase, we will pay the lessor a production royalty of 5% of the gross returns received from the sale or other disposition of metals produced. No work has been performed on this property since 1999. Access is north 15 miles from Kingman, Arizona on Highway 93, east from the historical market to Mill Ranch, then left three miles to a locked gate.

     The country rock is pre-Cambrian granite, gneiss and schist complex. It is intruded by dikes of minette, granite porphyry, diabase, rhyolite, basalt and other rocks, some of which are associated with workable veins and are too greatly serieitized for determination. The complex is also flanked on the west by masses of the tertiary volcanic rocks, principally rhyolite. The mineralized body contains principally gold, silver and lead. They occur in fissure veins, which generally have a north-easterly trend and a steep north- easterly or south-westerly dip. Those situated north of Cerbat wash are chiefly gold bearing while those to the south principally contain silver and lead. The gangue is mainly quartz and the values usually favor the hanging wall. The company has been informed by the owner that the property contains several mine shafts of up to several hundred feet in depth and tailings piles containing thousands of tons of tailings. The property has not produced since the late 1800's.

     The buildings on the property are practically valueless, owing to being in disuse for so many years. Can-Cal is holding this property in abeyance for future operations. This property is without known reserves and future work would be exploratory in nature.

     WIKIEUP PROPERTY

     The Wikieup Arizona property consists of one unpatented lode mining claim namely the Brown Derby #25 located in Section 036, Township 160N and Range 140W. The 20 acre claim is accessed via gravel road just off Highway 93 at the town of Wikieup, Arizona.

     Holding costs are approximately $109.00 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

     The geology of the area is comprised of Precambrian granoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The company has kept the claim in good standing by submission of the required rental fees. We have conducted very limited geologic examination and surface sampling of the rock units on the property. We presently have no plans to conduct any exploration on this claim as there is no assurance that any mineralization may exist. We are holding this property in abeyance for future exploration. This property is without known reserves and future work would be exploratory in nature.

     LIMESTONE PROPERTY/EROSION CLAIMS

     This property consists of 180 acres of lode and 1280 acres of placer claims on BLM property, prospective for use in cement, located 18 miles southeast of Lucerne Valley, California, off Highway 247. The first 12 miles is paved surface and the next six miles is good dirt road. The deposit is contained in a very large hill, with the deposit rising from the ground level to several hundred and possibly a thousand feet up within the hill. There are dirt roads to the top of the property. The property was previously mined by a cement company which discontinued operations around 1981. This property is presently being held in abeyance for future exploration, as our main focus is on Pisgah and Owl Canyon. We have had discussions with cement companies about selling this property or having a cement company operate it for us, however, there are no current prospects for either sale or third-party operation of this property.

     This property is without known reserves.

     Holding costs are approximately $1,709 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

     Facilities
     ----------

     The company leased a facility in Nye County, Nevada with an option to purchase for its laboratory and batch test run program and, if successful, pilot plant scale production. The company had an option to purchase the facility including all equipment and supplies. The company paid $1,000 monthly for the lease which was terminated on December 31, 2001.

ITEM 3.  LEGAL PROCEEDINGS.

     The company is not a party to current litigation and no notice of possible claims against the company has been received.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     No matters were submitted to the company's security holders during the final quarter of the most recently completed fiscal year.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

             MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The stock is traded on the Nasdaq Over-the-Counter Bulletin Board ("CCRE.OB").

     The following shows in United States dollars the high and low bid quotation for the shares for the last three years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

     1999                         Low                  High
     ----                         ---                  ----
     First Quarter                $0.375               $0.812
     Second Quarter               $0.406               $1.875
     Third Quarter                $0.75                $4.125
     Fourth Quarter               $0.906               $1.75

    2000
    ----
    First Quarter                 $0.875               $5.00
    Second Quarter                $2.125               $5.125
    Third Quarter                 $1.50                $3.312
    Fourth Quarter                $1.031               $2.75

    2001
    First Quarter                 $1.218               $1.75
    Second Quarter                $1.156               $1.813
    Third Quarter                 $0.77                $1.563
    Fourth Quarter                $0.31                $0.90

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

     The written statement is to explain, in highlighted format, that it is unlawful for the broker-dealer to effect a transaction in a penny stock subject to the provisions of Rule 15g-9(a)(2) unless the broker-dealer has received from the person, prior to the transaction, a written agreement to the transaction (Rule 15g-9(b)(3)(ii)).

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

     RECENT SALES OF UNREGISTERED SECURITIES

     In the last three years, the company has sold unregistered securities as set forth below. No underwriters were involved in these transactions. All of the shares sold in 1999 and 2000 were at prices which reflected a discount from the then prevailing market prices. The discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of directors determination of the value received for the shares.

     2001: In August and September, 2001, a total of 82,888 shares were sold to three Canadian investors and a private company owned and controlled by Canadian residents for $65,916 (an average share price of $0.80 per share, representing a discount of approximately 8% from market prices). These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act. Complete information about the company was provided to these investors. No commissions were paid.

     On October 2, 2001, 20,000 restricted shares were sold to a Canadian investor for $10,000 ($0.50 per share, representing a discount of approximately 50% from market prices, as determined by the board of directors). These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act. Complete information about the company was provided to this investor. On December 12, 2001, 40,000 restricted shares were sold to a Canadian investor for $14,000 ($0.35 per share, representing a discount of approximately 50% from market prices). Complete information about the company was provided to this investor. These shares and warrants were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

     In October 2001, the company issued 75,757 restricted common shares to Dutchess Private Equities Fund L.P., 227,272 restricted common shares to Dutchess Advisors, Ltd., as inducements for execution of Investment Agreement between issuer and Dutchess Fund and DRH Investment Company, LLC; and 303,030 restricted common shares to May Davis Group, Inc., a securities broker-dealer, as a placement fee in connection with the Investment Agreement. 37,000 shares were issued to Joseph B. LaRocco, attorney for Dutchess Fund and DRH Investment Company, LLC in connection with the Investment Agreement, for legal services to such entities, which the issuer agreed to pay pursuant to the Investment Agreement.

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

     On July 3, 2000, the board of directors authorized the issuance of 200,000 restricted common shares to two U.S. citizens for their proprietary extraction technology, at $15.0 per share. The shares were on August 22, 2000.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Plan of Operation.

     We intend to continue sampling and testing volcanic cinder materials from the Pisgah property with a small pilot plant to be located at a location within approximately one hour driving time from the Pisgah property, assuming we have the necessary funds. We anticipate using the pilot plant to process small batches of material for testing purposes. We will obtain an independent reserve report and feasibility study before building the production plant.

     We will depend on sales of stock to Dutchess Fund and DRH to build the pilot plant, obtain an independent reserve report and an independent feasibility study, pay general and administrative expenses, and pay debt service. Total number of employees and consultants would increase to approximately eight when the pilot plant is operational, and up to 25 when the production plant is running.

     At March 29, 2002, and before sale of any stock to Dutchess Fund and DRH, we had approximately $21,400 cash available to sustain operations, which would cover two months operations maximum. In advance of such sales, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and outcome of the discussions with other companies cannot be predicted.

(b) Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following should be read together with the financial statements included in this report.

     We hold interests in five mineral properties in the southwestern United States. None of these properties has any proven or probable reserves and none of these properties is in production. All expenditures on all properties are expensed, not capitalized.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2001 COMPARED WITH DECEMBER 31, 2000, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2001.

                                                        Year ended December 31
                                                    ----------------------------
                                                        2001             2000
                                                    ------------     -----------

Sales                                               $       -0-      $       -0-
Rental revenue                                           22,500           22,500

Costs                                                  (677,500)      (1,012,200)

Other income (expenses)                                 (49,500)          27,200

Income (loss) from discontinued operations                  -0-              -0-
                                                    -----------      -----------

Net income (loss)                                   $  (704,500)     $  (962,500)
                                                    ===========      ===========

     Income in 2001 and 2000 was payment received from the lessee of the Pisgah property (see "Business - Properties - Pisgah Property Mining Lease").

     The following table summarizes working capital and total assets, accumulated deficit, and shareholders' equity.

                                                         Year ended December 31
                                                    ------------------------------
                                                        2001              2000
                                                    ------------     -------------

Working capital                                     $    (70,200)    $    480,100

Total assets                                        $    135,900     $    701,600

Accumulated deficit                                 $ (3,971,900)    $ (3,267,400)

Shareholders' equity                                $   (471,600)    $    150,600

     At December 31, 2000, we owed $32,500 to a lender (secured by first deed of trust on the Pisgah property), with annual interest at 8%. Annual payments of $22,500 from Twin Mountain (lessee of the Pisgah property) were paid directly to the lender by Twin Mountain, which reduced this debt to $10,000 with the balance due July 31, 2001. The maturity of this note has been extended to June 1, 2002.

     During 2000 the company issued 1,119,009 shares of common stock, including 774,009 shares for cash proceeds of $949,600 to finance operations. We also borrowed $300,000 from a corporate lender (First Colony Merchant, a private lender) at 16% annual interest, secured by a second mortgage on the Pisgah property. Service on this debt is interest only (payable $24,000 each May and November), with principal due November 23, 2005. In addition, during 2000 Ronald
D. Sloan, president, had loaned the company $152,289 on an unsecured basis, with interest at prime plus 1%. See notes to the audited financial statements and "Certain Relationships and Related Transactions - Loans by Officers."

     In 2001, additions to funds available for operations were provided by $89,916 from sale of 142,888 shares of restricted common stock, and from an additional loan of $89,253 from Ronald D. Sloan, president (unsecured, with interest at prime plus 1%, due September 25, 2002), $6,313 from Brian Wolfe, a director (unsecured, with interest at prime plus 1%, due November 2, 2002), and $21,600 from Robin Schwarz, a shareholder (unsecured, with interest at 20.74% due September 25, 2002). The company made principal repayments to Mr. Sloan of $127,950 leaving a balance owing of $76,048.

     We recorded a net loss from operations in 2001 of $704,500 compared to $962,500 in 2000. This $258,000 decrease in net loss in 2001 was due primarily to a decrease in mine exploration costs of $402,900, which was offset by increases in consulting fees of $96,900, and salaries and wages of $30,000.

     Costs and expenses decreased approximately $334,700 to $677,500 (compared to $1,012,200 in 2000). The changes in costs and expenses, stated as changes in 2001 compared to 2000, were due to:

     o A decrease of $402,900 in mine exploration costs. In 2000, we incurred a one-time expenditure of $300,000 for 200,000 shares of restricted common stock issued in August 2000 to two individuals (Ken Schmidt and John Tomashewski) to acquire their proprietary extractive technology, at a value of $1.50 per share (market value on issue date). The remaining decrease of $102,900 was due to a reduction in the amount of third party assay tests performed for the company and discontinuation of exploration on the Owl Canyon property.

     o A increase of $96,900 paid to consultants for research and development on our Pisgah cinder material.

     o Travel and entertainment decreased $1,500 due to less travel by directors and less travel expenses incurred for consultants.

     o Legal and accounting costs decreased by $25,400 due to less legal services required.

     o Salaries and wages increased by $30,000 and payroll taxes by $2,400 because we agreed in June 2001 to pay Mr. Sloan a salary of $60,000 per year. We have accrued these expenses. There were no salary and wages, or payroll taxes in 2000.

     o Insurance costs decreased $12,500 due to a reduction in coverage for property and automobiles.

     o    Bad debt expense decreased by $5,900.

     o Office expense increased $13,200, because we established a field office in Nye County Nevada.

     o Office rent expense decrease by $11,600 due to a reduction in office space in Las Vegas.

     o Depreciation and amortization decreased by $4,600 because some of our equipment has been fully depreciated

     o Advertising and promotion expenses decreased by $18,300. In 2000, we spent approximately $22,500 for advertising and promotion, including non-recurring costs for modifications made to our website, and printing brochures with color photographs.

     o Lease expense decreased by $5,700 because the company leased less field equipment.

     o Miscellaneous costs, telephone, utilities, repairs and maintenance, and bank charges increased by a net $11,200, principally due to more power being used at the Nye County facility, and repairs to equipment.

     Unless we can establish the economic viability of the exploration properties, we will continue writing off the expenses of exploration and testing. Therefore, losses will continue until such time, if ever, as we establish the economic viability of the properties. If viability is established for a property, some of the expenses related to that property would be capitalized instead of expensed.

     We have no material commitments for capital expenditures.

ITEM 7.  FINANCIAL STATEMENTS

     The Financial Statements meeting the requirements of Regulation S-B follow.

                             CAN-CAL RESOURCES, LTD.



                          INDEX TO FINANCIAL STATEMENTS



FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000                            PAGE

INDEPENDENT AUDITORS' REPORT                                                 27

FINANCIAL STATEMENTS:
         Balance sheets                                                      28
         Statements of operations                                            29
         Statements of changes in stockholders' deficit                      30
         Statements of cash flows                                            31
         Notes to financial statements                                    32-44

SUPPLEMENTARY SCHEDULE:
         Supplemental schedule I-- Costs and expenses                        45

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheets of Can-Cal Resources Ltd. (a Nevada corporation) as of December 31, 2001 and 2000, and the related statements of operations, changes in stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits of these statements in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As more fully described in Note 14, the Company restated its financial statements for the years ended December 31, 2000 and 1999 to expense previously capitalized costs. Additionally, an error resulting in the overstatement of previously reported gain on disposal of its subsidiary as of December 31, 1999 was discovered by management during the current year. Accordingly, the 1999 financial statements have been restated and an adjustment was made to retained earnings as of December 31, 1999 to correct the error.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2001 and 2000, and the results of operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


 /s/ Murphy, Bennington & Co., CPAs

Las Vegas, NV
February 28, 2002 (Except for Note 14), as to which the date is January 14, 2002

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

DECEMBER 31, 2001 AND 2000
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


ASSETS                                                                         2001              2000
                                                                           ------------     -------------
                                                                                            (As Restated)
CURRENT ASSETS:
         Cash                                                              $    14,800      $   510,800
         Notes receivable, related parties (Note 2)                             57,400           48,100
         Prepaid expenses                                                       13,100             --
         Current portion of note receivable                                       --             53,000
                                                                           -----------      -----------
             Total current assets                                               85,300          611,900

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 3)                                     48,600           72,400

OTHER ASSETS (NOTE 4)                                                            2,000           17,300
                                                                           -----------      -----------
                                                                           $   135,900      $   701,600
                                                                           ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Bank overdrafts                                                   $      --        $    14,200
         Accounts payable                                                       32,400           51,300
         Accrued expenses                                                       73,100           33,800
         Notes payable, current portion                                         50,000           32,500
                                                                           -----------      -----------
             Total current liabilities                                         155,500          131,800

NOTE PAYABLE, (NOTE 6)                                                         348,000          300,000

NOTES PAYABLE, RELATED PARTIES (NOTE 7)                                        104,000          119,200
                                                                           -----------      -----------
                                                                               607,500          551,000
                                                                           -----------      -----------

STOCKHOLDERS' EQUITY:
         Common stock, $.001 par value; authorized, 15,000,000
              shares; issued and outstanding, 10,158,738 and
             9,372,791 shares respectively                                      10,200            9,400
         Preferred stock, $.001 par value; authorized, 10,000,000
             shares; none issued or outstanding                                   --               --
         Additional paid-in-capital                                          3,490,100        3,408,600
         Accumulated deficit                                                (3,971,900)      (3,267,400)
                                                                           -----------      -----------
                                                                              (471,600)         150,600
                                                                           -----------      -----------

                                                                           $   135,900      $   701,600
                                                                           ===========      ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001 AND 2000
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                          2001              2000
                                                      ------------     -------------
                                                                       (As Restated)
REVENUES
         Rental revenue                               $    22,500      $    22,500
                                                      -----------      -----------
                                                           22,500           22,500
                                                      -----------      -----------

COSTS AND EXPENSES                                        677,500        1,012,200
                                                      -----------      -----------

LOSS FROM OPERATIONS                                     (655,000)        (989,700)

OTHER INCOME (EXPENSES):
         Other income                                         800           10,300
         Gain on sale of equipment                           --             20,300
         Interest income                                   10,500           12,300
         Interest expense                                 (60,800)         (15,700)
                                                      -----------      -----------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS              (704,500)        (962,500)
                                                      -----------      -----------

PROVISION FOR INCOME TAXES                                   --               --

NET INCOME (LOSS)                                     $  (704,500)     $  (962,500)
                                                      ===========      ===========


NET INCOME (LOSS) PER SHARE OF COMMON
STOCK AND COMMON STOCK EQUIVALENTS:

BASIC EPS
         Net loss from continuing operations          $     (0.07)     $     (0.11)
                                                      ===========      ===========
         Weighted average shares outstanding            9,569,166        8,811,282
                                                      ===========      ===========

DILUTED EPS
         Net loss from continuing operations          $     (0.07)     $     (0.11)
                                                      ===========      ===========
         Weighted average shares outstanding            9,569,166        8,811,282
                                                      ===========      ===========



                     The accompanying notes are an integral
                part of these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

YEARS ENDED DECEMBER 31, 2001 AND 2000
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)



                                                                             ADDITIONAL                           TOTAL
                                                                              PAID-IN         ACCUMULATED     STOCKHOLDERS'
                                                     COMMON STOCK             CAPITAL           DEFICIT          DEFICIT
                                               ------------------------      ------------    -------------    -------------
                                                 SHARES         MOUNT                        (As Restated)
                                               ---------     ----------

BALANCE, DECEMBER 31, 1999                     8,253,782     $     8,200     $ 2,460,200     $(2,304,900)     $   163,500
       Issuance of common stock                1,119,009           1,200         948,400            --            949,600
       Net income (loss) for the year               --              --              --          (962,500)        (962,500)
                                              ----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2000                     9,372,791           9,400       3,408,600      (3,267,400)         150,600
       Issuance of common stock                  785,947             800          81,500            --             82,300
       Net income (loss) for the year               --              --              --          (704,500)        (704,500)
                                              ----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2001                    10,158,738     $    10,200     $ 3,490,100     $(3,971,900)     $  (471,600)
                                              ==========     ===========     ===========     ===========      ===========






                     The accompanying notes are an integral
                part of these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001 AND 2000
(ROUNDED TO THE NEAREST HUNDRED)


                                                                       2001             2000
                                                                   ------------     -------------
                                                                                    (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                           $  (704,500)     $  (962,500)
       Adjustments to reconcile net income to net cash
         provided by operating activities:
           Depreciation                                                 26,400           31,000
           Provision for losses on notes receivable                     47,400           53,300
           Gain on sale of equipment                                      --            (20,300)
           Changes in operating assets and liabilities:
              (Increase) decrease in interest receivable                (3,700)          (3,400)
              (Increase) decrease in prepaid expenses                  (13,100)           1,200
              (Increase) decrease in other assets                       15,300          (10,300)
              Increase (decrease) in accounts payable and
                other current liabilities                               64,300           59,300
                                                                   -----------      -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                      (567,900)        (851,700)
                                                                   -----------      -----------
CASH FLOW FROM INVESTING ACTIVITIES:
       Purchase of property and equipment                               (2,600)         (42,000)
       Sale of equipment                                                  --             20,300
       Loans made                                                         --             (5,000)
                                                                   -----------      -----------
NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES                        (2,600)         (26,700)
                                                                   -----------      -----------
CASH FLOW FROM FINANCING ACTIVITIES:
       Increase (decrease) in related party debt                       (15,100)         104,400
       Principal payments on note payable                              (22,500)         (30,800)
       Bank overdraft                                                  (14,200)          14,200
       Proceeds from issuance of common stock                           82,300          949,600
       Proceeds from debt issuance                                      44,000          300,000
                                                                   -----------      -----------
NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES                        74,500        1,337,400

NET INCREASE (DECREASE) IN CASH                                       (496,000)         459,000
CASH AT BEGINNING OF YEAR                                              510,800           51,800
                                                                   -----------      -----------
CASH AT END OF YEAR                                                $    14,800      $   510,800
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
       Interest                                                    $      --        $      --
                                                                   ===========      ===========
       Income taxes                                                $      --        $      --
                                                                   ===========      ===========




                     The accompanying notes are an integral
                part of these consolidated financial statements.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

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

     Revenue recognition:

     Precious metals sales are recognized when delivery has occurred, title passes and pricing is either fixed or determinable. All precious metal sales are made in accordance with standard sales contracts that the Company enters into with third parties.

     Rental revenues are recognized on a pro-rata basis over the term of the lease.

     Basis of accounting:

     The Company prepares its financial statements in accordance with generally accepted accounting principles.

     Cash and cash equivalents:

     Cash and cash equivalents consist of all cash balances and highly liquid investments with an original maturity of three months or less. Because of the short maturity of these investments, the carrying amounts approximate their fair value

     Property, equipment and depreciation:

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

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     Property evaluations:

     Long lived assets are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If deemed impaired, an impairment loss is measured and recorded based on the fair value of the asset, which generally will be computed using discounted expected future cash flows.

     Undeveloped properties upon which the Company has not performed sufficient exploration work to determine whether significant mineralization exists are carried at original acquisition cost. If it is determined that significant mineralization does not exist, an impairment loss is measured and recorded based on the fair value of the property at the time of such determination.

     Joint ventures:

     Investments in joint ventures in which the company has 20% to 50% interest are carried at cost and adjusted for the Company's proportionate share of their undistributed earnings or losses.

     Concentration of credit risk:

     A majority of the Company's business activity is with customers primarily located in the metropolitan area of Las Vegas, NV.

     The company maintains multiple cash balances at financial institutions located in Las Vegas, NV. The accounts are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $100,000. As of December 31, 2001, the Company had no deposits in excess of FDIC limits.

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

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

2.   NOTES RECEIVABLE (RELATED PARTIES):

     Notes receivable, related parties, at December 31, 2001 and 2000 consisted of the following:


                                                                            2001          2000
                                                                        -----------    -----------
         Note receivable from S&S Joint Venture, a joint
             venture partner, unsecured, interest
             imputed at 8%, due on demand                               $   28,000     $    28,000
         Note receivable from an individual, unsecured,
             interest imputed at 8%, due on demand                          12,000          12,000
         Accrued interest receivable                                        17,400          13,900
                                                                         ---------     -----------
                                                                            57,400          53,900
         Allowance for uncollectible accounts                                 --             5,800
                                                                        ----------     -----------
                                                                        $   57,400     $    48,100
                                                                        ==========     ===========

3.   PROPERTY AND EQUIPMENT:

     Property and equipment at December 31, 2001 and 2000 consisted of the following:


                                                                          2001             2000
                                                                        ----------     -----------
          Machinery and equipment                                       $   97,600     $   95,100
          Transportation equipment                                          18,400         18,400
          Office equipment and furniture                                    14,200         14,200
                                                                        ----------     -----------
                                                                           130,200       127,700
          Less accumulated depreciation                                    (81,600)       (55,300)
                                                                        ----------     -----------
                                                                        $   48,600     $   72,400
                                                                        ==========     ==========

     DEPRECIATION EXPENSE FOR THE YEARS ENDED DECEMBER 31,2001 AND 2000 TOTALED
       $26,400 AND $31,000 RESPECTIVELY.

4.   OTHER ASSETS:

     Other assets at December 31, 2001 and 2000 consisted of the following:


                                                                            2001           2000
                                                                        -----------    -----------
          Note receivable from Tyro, Inc., and principals,
              a corporation, secured, by equipment, interest
              accrued at 6% per annum, due on demand                    $      --      $    53,300
          Deposits                                                            2,000          6,800
          Non-destructive testing supplies                                     --           10,500
          Allowance for uncollectible notes                                    --          (53,300)
                                                                        -----------    -----------
                                                                        $     2,000    $    17,300
                                                                        ===========    ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

5.   NOTES PAYABLE:

     Notes payable at December 31, 2001 and 2000 consisted of the following:


                                                                                   2001           2000
                                                                              ------------    -----------
     Note payable to lender; secured by 1st deed of trust;
         interest at 8.00% per annum, matures July 31, 2001                   $    10,000     $    32,500

     Note payable to lender;  secured by deed of trust;
         interest at 6.00% per annum, matures May 27, 2002                          25,000           --

     Note payable to lender,  secured by deed of trust;
         interest at 6.00% per annum, matures June 28, 2002                         15,000           --

     Note payable to lender; secured by 2nd deed of trust;
         interest at 16.00% per annum, matures
         November 24, 2005                                                         348,000        300,000
                                                                              ------------    -----------
                                                                                   398,000        332,500
     Less current portion                                                           50,000         32,500
                                                                              ------------    -----------
                                                                              $    348,000    $   300,000
                                                                              ============    ===========


6.   NOTE PAYABLE, RELATED PARTIES:

     Notes payable, related parties, at December 31, 2001 and 2000 consisted of the following:

                                                                                  2001            2000
                                                                              ------------    -----------
     Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                         $     76,100    $   114,700

     Note payable to shareholder; unsecured, interest
         at 20.74%, due on demand                                                   21,600           --

     Note payable to shareholder; unsecured; interest at
         prime plus 1.00% per annum, due on demand                                   6,300          4,500
                                                                              ------------    -----------
                                                                              $   104,000     $   119,200
                                                                              ============    ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

7.   STOCKHOLDERS' EQUITY:

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

     In September, 2001, the Board of Directors authorized the sale of 20,000 shares of its common stock to an individual.

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

     On November 2, 2001 the Board of Directors approved the sale of 82,888 shares of restricted common stock.

     On December 12, 2001 the Board of Directors approved the sale of 40,000 shares of restricted common stock.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

8.   STOCK OPTIONS:

     The company entered into an agreement with a consultant on January 8, 2001.
       If the Company was producing or able to produce precious metals from the volcanic cinder material during the term of the agreement, the Company agreed to grant the consultant a three-year option to purchase up to 40,000 shares of its common stock. The exercise price was to be equal to the closing price of the stock on January 8, 2001. The agreement terminated on November 1, 2001 without producing precious metals, and therefore, the options were not granted.

     The company has signed a consulting agreement with a public relations firm, and have authorized the issuance and will deliver certificates for up to 200,000 shares over the next 12 months to pay for services and costs. Further, the company has agreed to issue to the public relations firm options to purchase another 200,000 at $1.00 per share. These options are to expire in September 2004.

9.   COMMITMENTS AND CONTINGENCIES:

     Lease commitments:

     Facilities:

     The Company has entered into an interim agreement with an individual, to lease a facility in Nye County, Nevada. The agreement stipulates rent of $1,000 per month and includes a purchase option. At December 31, 2001, the lease was terminated and the Company was searching for a new location on which to construct a facility.

     Mining Claims:

     The Company has a lease and purchase option agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 less payments already made.

     Auto leases:

     The Company entered into two operating leases for automobiles that expire during the year 2002 and 2004, respectively. The monthly lease payments currently total $1,246 per month. Lease payments for the year ended December 31, 2001 and 2000 totaled $9,200 and $14,900.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

9.   COMMITMENTS AND CONTINGENCIES (CONTINUED):

     The Company leases space for the operations of the Company under a month to month lease.

     Minimum future rental payments under these noncancellable operating leases for each of the next five years and in aggregate are as follows:

            YEAR ENDING
            DECEMBER 31,
         -----------------
                2002                                                            $     13,100
                2003                                                                   9,500
                2004                                                                   7,100
                2005                                                                    --
                2006                                                                    --
             Thereafter                                                                 --
                                                                                ------------
                                                                                $     29,700
                                                                                ============

10.  INCOME TAXES:

     Deferred income taxes are provided for the temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities. The temporary difference that gave rise to the deferred tax asset is primarily as follows:


          Net operating loss carry forward - December 31, 2001                  $    704,500
          Net operating loss carry forward - December 31, 2000                       962,500
          Net operating loss carry forward - December 31, 1999                       922,100
          Net operating loss carry forward - December 31, 1998                       353,000
          Net operating loss carry forward - December 31, 1997                     1,044,700
                                                                                ------------
                                                                                   3,282,300

          Deferred tax assets                                                      1,116,000
          Total valuation allowance recognized for deferred tax assets            (1,116,000)
                                                                                ------------
          Net deferred tax asset                                                $       --
                                                                                ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

11.  NONCASH INVESTING AND FINANCING ACTIVITIES:

     During 2000, the Company issued 200,000 shares of common stock for technology related to extracting & processing ore.

     The Company issued 45,000 shares of common stock as a loan placement fee.

     Interest receivable from related parties increased by $3,700 in 2001.
       Accrued interest payable to related parties increased by $9,600

12.  ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standard ("SFAS"). 10 "Disclosures About
       Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. The Company has estimated the fair value of its financial instruments using available market data to develop estimates of fair value. The use of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying amounts of cash, receivables, accounts payable, accrued expenses and notes payable approximate fair value due to short-term maturities or market rates of interest.

13.  SUBSEQUENT EVENTS:

     The Company signed a consulting agreement (see Note 8) with a public relations firm on September 15, 2001, which was subsequently amended on March 22, 2002 (effective September 15, 2001). Pursuant to the amendment, the agreement was suspended from October 31, 2001 through March 25, 2002. The Company paid $5,000 cash for the first month of service (October
       2001), and has agreed to issue up to 200,000 shares to the public relations firm for services and expenses. 40,000 shares will be issued as payment for services for April and May 2002. Further, the Company has agreed to issue to the public relations firm options to purchase another 200,000 at $1.00 per share. These options are to expire in September 2004.

     In January 2002, the Company reached an agreement with lender whereby
       $48,000 in interest due in November 2001 was satisfied by the Company issuing 309,677 restricted shares of common stock.

     In January 2002, the Company approved the sale of 36,000 restricted common shares for $12,500. Along with those shares the Company issued warrants to purchase an additional 36,000 restricted shares at a price of $0.35 per share. These warrants will expire in January 2004 if not exercised.

     In February 2002, the Company approved the sale of 10,000 restricted common shares for $3,500. Along with those shares the Company issued warrants to purchase an additional 10,000 restricted shares at a price of $0.35 per share. These warrants will expire in February 2004 if not exercised.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

14.  RESTATED FINANCIAL STATEMENTS:

     After issuing Can-Cal's 2000 and 1999 financial statements and filing Form
       10-KSB with the Securities and Exchange Commission ("SEC"), management determined it was necessary to revise its financial statements to expense previously capitalized costs associated with its Pisgah property and the Cerbat and Erosion mining claims, and the S&S Mining Joint Venture and recognize rental revenues in the period earned. An error, resulting in the overstatement of previously reported gains was discovered by management during 2001. In the 1999 restated financial statements, the Company eliminated a gain of $116,400 on the sale of its wholly owned subsidiary which was originally reported as a component of income on the Statement of Operations. Upon restatement, the $116,400 is shown as an adjustment to 1999 retained earnings.

     Because the level of engineering and other exploration work completed on the Company's properties does not meet the criteria for a full feasibility study, the Company has reclassified its land holdings. As a result of this reclassification, the Company has revised it financial statements to expense previously capitalized land costs. Based on this information the Company recorded $567,100, $22,905, and $13,500 of impairment charges in 1999 relating to the impairment charges of the Pisgah property, the Erosion mining claims, and the Cerbat mining claims.

     The Company is focusing its efforts on the testing program at its Pisgah location and has discontinued testing on the Owl Canyon property. The Company cannot accurately predict future cash flows, if any, from this property. Consequently, the Company recorded an impairment charge of $19,000 on its joint venture in the restated 1999 financial statements.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

14.  RESTATED FINANCIAL STATEMENTS (CONTINUED):


                                                                          1999
                                                                      -------------
ASSETS                                                                (As Restated)

CURRENT ASSETS:
    Cash                                                              $    51,800
    Notes receivable, related parties (Note 2)                             44,700
    Prepaid expenses                                                        1,200
    Current portion of note receivable                                     48,000
                                                                      -----------
           Total current assets                                           145,700

PROPERTY AND EQUIPMENT, NET (NOTES 1 AND 3)                                61,400

OTHER ASSETS (NOTE 4)                                                      58,900
                                                                      -----------
                                                                      $   266,000
                                                                      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
    Bank overdrafts                                                   $      --
    Accounts payable                                                        7,100
    Accrued expenses                                                       18,800
    Notes payable, current portion                                          6,800
                                                                      -----------
           Total current liabilities                                       32,700

NOTE PAYABLE, (NOTE 6)                                                     55,000

NOTES PAYABLE, RELATED PARTIES (NOTE 7)                                    14,800
                                                                      -----------
                                                                          102,500
                                                                      -----------

STOCKHOLDERS' EQUITY:
    Common stock, $.001 par value; authorized, 15,000,000
           shares; issued and outstanding, 9,372,791 and                8,253,783
           shares respectively                                              8,200
    Preferred stock, $.001 par value; authorized, 10,000,000
           shares; none issued or outstanding                                --
    Additional paid-in-capital                                          2,460,200
    Accumulated deficit                                                (2,304,900)
                                                                      -----------
                                                                          163,500
                                                                      -----------
                                                                      $   266,000
                                                                      ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

14.  RESTATED FINANCIAL STATEMENTS (CONTINUED):


                                                                  12 MONTHS
                                                                    ENDED
                                                                 DECEMBER 31,
                                                                     1999
                                                                -------------
                                                                (As Restated)
REVENUES
    Exploration revenue                                         $     3,700
    Rental revenue                                                   22,500
                                                                -----------
                                                                     26,200
                                                                -----------

COSTS AND EXPENSES                                                1,237,100
                                                                -----------

LOSS FROM OPERATIONS                                             (1,210,900)

OTHER INCOME (EXPENSES):
    Other income                                                       --
    Gain on sale of equipment                                          --
    Interest income                                                   7,200
    Interest expense                                                 (9,100)
                                                                -----------

NET INCOME(LOSS) FROM CONTINUING OPERATIONS                      (1,212,800)
                                                                -----------

INCOME (LOSS) FROM DISCONTINUED OPERATIONS:
    Income (loss) from discontinued
        automobile salvage division                                 174,300

NET INCOME (LOSS)                                               $(1,038,500)
                                                                ===========


NET INCOME (LOSS) PER SHARE OF COMMON STOCK AND COMMON
STOCK EQUIVALENTS:

BASIC EPS
    Net loss from continuing operations                         $     (0.13)
                                                                ===========
    Weighted average shares outstanding                           7,907,054
                                                                ===========

DILUTED EPS
    Net loss from continuing operations                         $     (0.13)
                                                                ===========
    Weighted average shares outstanding                           7,907,054
                                                                ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

CAN-CAL RESOURCES LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000


14.  RESTATED FINANCIAL STATEMENTS (CONTINUED):



                                                                          ADDITIONAL                    CUMULATIVE       TOTAL
                                                                            PAID-IN      ACCUMULATED    TRANSLATION   STOCKHOLDERS'
                                                     COMMON STOCK           CAPITAL        DEFICIT      ADJUSTMENT       EQUITY
                                                ----------------------    -----------   ------------   ------------   ------------
                                                 SHARES       AMOUNT
                                                ---------   ----------

BALANCE, DECEMBER 31, 1998                      7,005,161   $     7,000   $ 1,887,600   $(1,397,800)   $     8,500    $   505,300
    Issuance of common stock                    1,248,621         1,200       572,600          --             --          573,800
    Foreign currency translation adjustment          --            --            --            --          (11,800)       (11,800)
    Realized foreign currency gain                   --            --            --            --            3,300          3,300
    Prior period adjustment                          --            --            --          15,000           --           15,000
    Elimination of subsidiary upon disposal          --            --            --         116,400           --          116,400
    Net income (loss) for the year                   --            --            --      (1,038,500)          --       (1,038,500)
                                                ---------   -----------   -----------   -----------    -----------    -----------
BALANCE, DECEMBER 31, 1999 (Restated)           8,253,782   $     8,200   $ 2,460,200   $(2,304,900)   $      --      $   163,500
                                                =========   ===========   ===========   ===========    ===========    ===========

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2001 AND 2000

14.  RESTATED FINANCIAL STATEMENTS (CONTINUED):

                                                                   12 MONTHS
                                                                     ENDED
                                                                  DECEMBER 31,
                                                                      1999
                                                                --------------
                                                                 (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS                                                        $  (1,038,500)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation                                                   18,700
        Provision for uncollectible notes                              15,000
        Impairment loss on mining properties                          622,500
        Changes in operating assets and liabilities:
           (Increase) decrease in accounts receivable                   2,800
           (Increase) decrease in inventories                          72,500
           (Increase) decrease in prepaid expenses                      5,400
           Increase (decrease) in accounts payable and
               other current liabilities                              (13,100)
                                                                  -----------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                     (314,700)
                                                                  -----------
CASH FLOW FROM INVESTING ACTIVITIES:
    Purchase of property and equipment                                (57,400)
    Sale of equipment                                                   4,400
    Loan to an individual                                             (47,000)
                                                                  -----------
NET CASH PROVIDED BY INVESTING ACTIVITIES                            (100,000)
                                                                  -----------
CASH FLOW FROM FINANCING ACTIVITIES:
    Decrease in related party debt                                   (120,800)
    Principal payments on note payable                                (22,500)
    Principal payments on line of credit                              (12,400)
    Proceeds from issuance of common stock                            573,700
    Proceeds from debt issuance                                         6,900
                                                                  -----------
NET CASH USED BY FINANCING ACTIVITIES                                 424,900
NET INCREASE (DECREASE) IN CASH                                        10,200
CASH AT BEGINNING OF YEAR                                              41,600
                                                                  -----------
CASH AT END OF YEAR                                               $    51,800
                                                                  ===========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
    Interest                                                      $      --
                                                                  ===========
    Income taxes                                                  $      --
                                                                  ===========

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --
COSTS AND EXPENSES

YEARS  ENDED DECEMBER 31, 2001 AND 2000


                                  THREE MONTHS    THREE MONTHS
                                      ENDED          ENDED          YEAR ENDED     YEAR ENDED
                                  DECEMBER 31,    DECEMBER 31,     DECEMBER 31,   DECEMBER 31,
                                      2001            2000             2001           2000
                                  ------------    ------------     ------------   ------------
COSTS AND EXPENSES:
Consulting                        $   31,000      $    4,700       $  166,500     $     69,600
Mine exploration costs                20,500          80,200          131,800          534,700
Travel and entertainment               6,200           6,800           63,800           65,300
Office expense                        10,200          15,400           54,800           41,600
Bad debt expense                      47,400          53,300           47,400           53,300
Insurance                             17,800          16,700           42,300           54,800
Accounting and legal                  16,600          29,100           33,900           59,300
Salaries and wages                    15,000            --             30,000             --
Depreciation and amortization          6,700           9,900           26,400           31,000
Office rent                           (1,500)          8,700           22,300           33,900
Miscellaneous                         10,100           8,000           16,200           14,300
Telephone                              1,900           1,600           10,400            9,300
Utilities                              3,200           1,000           10,000            3,800
Lease expense                          2,300          14,900            9,200           14,900
Repairs and maintenance                  800           3,600            5,600            3,600
Advertising and promotion              1,100           9,800            4,200           22,500
Payroll taxes                          1,300            --              2,400             --
Bank charges                             100            --                300              300
                                  ----------      ----------      -----------     -  ---------
                                  $  190,700      $  263,700      $   677,500     $  1,012,200
                                  ==========      ==========      ===========     ============





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

ITEM 9.           DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS, AND CONTROL PERSONS;
                  COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

(a)(1)(2)(3)      Identification of Directors and Executive Officers.

     Officers and directors of the company are listed below. Directors are elected to hold office until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

     NAME                    AGE        POSITION AND TENURE

     Ronald D. Sloan         61         President and Treasurer since May, 1996
                                        Chairman of the Board since January 2001

     John Brian Wolfe        48         Secretary and a Director since May, 1996

     Barry E. Amies          57         Vice President and Director since
                                        October, 1998

     James Dacyszyn          70         Director since February, 1999

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     RONALD D. SLOAN. Mr. Sloan has directed the company as President, Treasurer and CEO since May 2, 1996. In 2001 Mr. Sloan was elected Chairman of the Board by the Can-Cal board of directors. In these capacities he manages the sub-contractors such as geologists, chemists, laboratory and office staff to achieve the analytical confirmation the company requires in order to realize success in the resource industry. During the past twenty five years Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the company's business. Mr. Sloan has no professional or technical credentials in the metals mining industry.

     JOHN BRIAN WOLFE. Since 1984, Mr. Wolfe has owned Wolfe & Associates Appraisal Services, which appraises damages sustained by vehicles, recreation vehicles, motorcycles and equipment for insurance companies throughout North America. From 1980 to 1984 he appraised damages to automobiles for ICBC (Insurance Corporation of British Colombia). Mr. Wolfe also managed McLaughlin Motors and Brasso Lincoln, both automotive companies where he was in charge of their full operation and payroll from 1977 to 1980. Mr. Wolfe has no direct metal mining experience, or any professional or technical credentials in the metals mining industry, however, he has experience in management affairs. Mr. Wolfe spends approximately 30 hours per month on the company's business.

     BARRY E. AMIES. Mr. Amies has extensive experience in financing, insurance and exploration. He started Baron Insurance Agencies Ltd. in 1968 and built it from a one-man operation to 45 employees, when he sold the company in 1994. He also started Baron Financial, which was added to the insurance business to incorporate financial investments. After the sale of Baron Insurance Agencies Ltd. in 1994, Mr. Amies was retained as the General manager of the company until 1998. From 1998 to present Mr. Amies worked at the capacity of president/owner of Landing Insurance Agency. Since 1980, Mr. Amies has been President of Zalmac Mines, Ltd., which has exploration properties in Canada prospective for gold, silver, molybdenum, and other metals. Mr. Amies has no professional or technical credentials in the metals mining industry. Mr. Amies spends approximately 80 hours per month on the company's business.

     JAMES DACYSZYN. Mr. Dacyszyn is a Canadian citizen who is semi-retired, owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. He has no precious metal mining experience, or any professional credentials in the metals mining industry, but he does have extensive experience in Materials Engineering and holds a bachelor's degree in Civil Engineering. From 1954 to 1971 he managed a laboratory which tested gravels, asphalts, paints and coordinating quality control tests on earthwork. Mr. Dacyszyn also drilled and evaluated more than 500 gravel deposits in the Province of Alberta and has vast knowledge in crushing rock. From 1982 to 1995 he managed several concrete mixing plants and gravel operations, also producing aggregates as owner/operator. The companies are now being managed by his son, a professional engineer, and Mr. Dacyszyn is retained in a consulting capacity. Mr. Dacyszyn spends approximately 70 hours per month on the company's business.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2001 through December 31, 2001 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     During 1999 and 2000 no officer or director received any compensation and no officer or director has any options or other rights to purchase any shares of the company. They are reimbursed for out of pocket expenses incurred on behalf of the company or miscellaneous expenses as a result of services performed for the company as directors. Ronald Sloan, a resident of Vancouver, British Columbia, spends all of his time on the company's business. The company pays for the costs of maintaining an apartment in Las Vegas which Mr. Sloan uses and which other persons transacting business with the company use and also serves as a company office. There are no director's fees.

     In the third quarter of 2001, the company agreed to pay Mr. Sloan a salary of $60,000 per year. The company has been accruing $5,000 a month plus payroll taxes to cover this obligation. He does not have a written employment agreement.

     The Board members do not have any stock options or similar plans, annuities, pension, retirement incentive, deferred compensation or any arrangements whereby they have been paid or may receive compensation.

     COMPENSATION TO CONSULTANT. As of January 8, 2001 we retained Mr. S. Bruce Ballantyne as a consultant to advise and assist on a daily basis principally with respect to evaluation of the Pisgah property and its volcanic cinder material and the Owl Canyon property. Mr. Ballantyne's compensation was $1,700 per week. In addition, we agreed to grant him, if we were producing or able to produce precious metals from the Pisgah property on an economic basis during the term of the agreement or any extension, an option to purchase up to 40,000 restricted shares of common stock. The agreement also provided for the issuance to him of 10,000 restricted shares of common stock. Mr. Ballantyne is no longer a consultant to the company (as of November 1, 2001) and the option was not granted to him, nor (by oral agreement with Mr. Ballantyne) are the 10,000 shares to be issued to him.

     Mr. Ballantyne is president and owner of YKNAU RESOURCES, INC., an economic geology and applied geochemistry exploration service and consulting firm in Vancouver, British Columbia. The firm advises and implements mineral exploration programs for major and mid-tier producers as well as junior mining companies and prospecting syndicates. Mr. Ballantyne received a Bachelors Degree with a major in Earth Science from the University of Guelph in 1973. His firm was under exclusive contract to Eldorado Gold Corp. from 1996 to December, 1997. While with Eldorado, he was Senior Geochemist and member of their Vancouver Exploration Dept., responsible for exploration activities for gold and copper in Mexico, Brazil, Turkey, West Africa and Argentina.

     Mr. Ballantyne was employed as an Applied Geochemist by the federal Department of Natural Resources Canada at the Geological Survey of Canada in Ottawa for 23 years, from 1973 to 1996. As a member of the GSC's Mineral Resources Division, Resource Geophysics and Geochemistry Section, his scientific career included programs in Nova Scotia, NWT, Alberta, British Columbia and the Yukon.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information about beneficial ownership of our common stock as of the date of this report by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information is based on the Forms 3 and 4 filed by our officers and directors with the Securities and Exchange Commission as required by section 16(a) of the Securities and Exchange Act of 1934. Based on those Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as noted. Shares shown as owned by Mr. Amies include 54% of the shares held by a family partnership owned by his wife and adult children; the balance of shares (46%) are owned beneficially by the adult children. Shares shown as owned by Mr. Dacysyzn include shares held by a family company as to which he exercises beneficial ownership (he owns 31%of the shares of the family company); the balance of shares in the family company are controlled by an adult son, who manages the family company for a salary and 25%of the profits.

                             NAME AND ADDRESS                        AMOUNT AND NATURE
TITLE OF CLASS               OF BENEFICIAL OWNER                    OF BENEFICIAL OWNER         PERCENT OF CLASS

Common stock,                Ronald D.  Sloan                             785,431                   7.8%
par value $.001              4312-212 Street
                             Langley, B.C., Canada

Common Stock,                John Brian Wolfe                             785,431                   7.8%
par value $.001              3157 Silver Throne Drive
                             Coquitlam, B.C., Canada

Common Stock,                Barry E.  Amies                              153,535 (1)               1.5%
par value $.001              14198 Tamarack Drive
                             Vernon, B.C., Canada

Common Stock,                James Dacysyzn                               665,500 (2)               5.1%
par value $.001              #64, 9703-41 Avenue
                             Edmonton, A.B., Canada

Common Stock,                All Officers and Directors                   2,391,807                22.2%
par value $.001              as a group

(1) shares are owned by Mr. Amies family partnership (Amies Holdings Ltd.). Shares shown as owned by Mr. Amies include 54% of the shares held by a family partnership owned by his wife and adult children; the balance of shares (46%) are owned beneficially by the adult children.

(2) 470,000 shares are owned directly by Mr. Dacysyzn and 195,500 shares are owned by a family company. Mr. Dacysyzn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company are controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LOANS BY OFFICERS

     The company borrows money from Mr. Sloan when operating capital is needed. The borrowings are unsecured and repayments are made at the company's discretion. Interest is computed at prime +1%. Activity for this note in 2000 and through December 31, 2001 is summarized as follows:

                                           December 31,           December 31,
                                               2001                    2000
                                           ------------           ------------

     Principal balance, beginning          $   114,745            $    14,839

       Additional borrowings                    89,253                152,289

     Principal repayments                     (127,950)               (52,383)
                                           -----------            -----------

     Principal balance, ending             $    76,048            $   114,745
                                           ===========            ===========

     Brian Wolfe, a director, has loaned the company $6,313, maturing July 2002, bearing interest at 7.5%. Robin Schwarz has loaned the company $21,600, bearing interest at 20.74%, due on demand. Mr. Wolfe's and Ms. Schwarz's loans are unsecured.

     PURCHASE OF STOCK

     From time to time we have sold stock to directors or their affiliates, to raise operating capital. These transactions were not negotiated at arms-length. Prices were determined by the board of directors based on market prices at which the stock then was trading, less a discount for rule 144 investment restrictions. The directors to whom stock was sold took part in the Board discussions to determine the stock prices.

     Mr. Amies' family partnership purchased restricted shares of common stock from the company as follows:

                                                          Percent Discount
       Date       Number of Shares          Price         From Market Price
       ----       ----------------          -----         -----------------

     10-28-98         63,000           $.50 per share            6.0%
     12-24-98         38,571           $.35 per share            6.6%
     02-18-99         62,500           $.40 per share           36.0%
     05-14-99         15,000           $.50 per share           36.0%
     06-22-99         50,000           $.50 per share           57.0%
     03-09-00         21,000           $.75 per share           50.0%

     A family company controlled by Mr. Dacyszyn has purchased restricted shares of common stock from the company as follows:

                                                           Percent Discount
       Date       Number of Shares         Price           From Market Price
       ----       ----------------         -----           -----------------
     12-24-98       200,000            $.35 per share            6.6%
     02-18-99        70,000            $.40 per share           36.0%
     05-14-99       100,000            $.50 per share           36.0%
     06-22-99        60,000            $.50 per share           57.0%
     03-09-00       134,000            $.75 per share           50.0%

     Mr. Dacyszyn, for his own account, purchased 100,000 restricted shares of common stock in 1998, at $.45 per share, representing a discount of 40% from the market price on July 18, 1998.

     In 1999 and 2000, Joseph Reschreiter, a former director, purchased restricted shares of common stock, as follows.

                                                           Percent Discount
      Date       Number of Shares          Price           From Market Price
      ----       ----------------          -----           -----------------
    06-22-99        32,000             $.50 per share           57.0%
    06-22-99        10,000             $.50 per share           57.0%
    03-02-00        45,000             $.75 per share           50.0%

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
          ---------------------------------


Exhibit No.            Title of Exhibit

Exhibit 3.0            Articles of Incorporation.............................[1]

Exhibit 3.1            Amendment to the Articles of Incorporation............[1]

Exhibit 3.2            By-Laws...............................................[1]

Exhibit 10.0           Joint Venture Agreement between
                       Robin Schwarz, Aylward Schwarz,
                       S&S Mining, a Nevada corporation,
                       and Can-Cal Resources, Ltd............................[1]

Exhibit 10.1           Mining Lease Agreement between
                       Can-Cal Resources, Ltd.
                       and Twin Mountain Rock Venture
                       dated May 1, 1998.....................................[1]

Exhibit 10.2           Loan Agreement between Owen Sequoia, Inc.
                       and Can-Cal Resources, Ltd............................[1]

Exhibit 10.3           Amendment to Loan Agreement dated June 9, 1998........[1]

Exhibit 10.4           Second Amendment to Loan Agreement ...................[1]

Exhibit 10.5           Deed of Trust, Security Agreement,
                       Financing Statement, and
                       Fixture Filing with Assignment of Rents...............[1]

Exhibit 10.6           Lease and Purchase Option Agreement
                       dated March 12, 1998
                       between Arthur James Good and Wanda Mae Good
                       and Can-Cal Resources, Ltd............................[1]

Exhibit 10.7           Left Blank - no exhibit filed

Exhibit 10.8           Quit Claim Deed from Aurum, LLC
                       to Can-Cal Resources, Ltd.............................[1]

Exhibit 10.9           Agreement between Tyro, Inc., Dean Willman,
                       Roland S. Ericsson, and Can-Cal Resources, Ltd........[1]

Exhibit 10.10          Promissory Notes to directors and Robin Schwarz.......[4]

Exhibit 10.11-10.12    Left blank - no exhibit filed

Exhibit 10.13          Agreement between Can-Cal Resources, Ltd.,
                       Cameron Miller and James R. Ardoin, dated
                       December 6, 1999......................................[1]

Exhibit 10.14          Loan Agreement between First
                       Colony Merchant, Tobian Trading
                       Limited and Can-Cal Resources, Ltd.
                       (f/y 2000 loan, second lender
                       on Pisgah property)...................................[2]

Exhibit 10.15          Deed of Trust Security Agreement,
                       Financial Statement and Fixture Filing
                       with Assignment of Rents..............................[2]

Exhibit 10.16          Option of Agreement...................................[2]

Exhibit 10.17          Written notice to exercise option.....................[2]

Exhibit 10.18          Agreement between Can-Cal Resources, Ltd.,
                       and A. Bruce Ballantyne...............................[2]

Exhibit 10.19          Forbearance Agreement with Lender
                       (first lender on Pisgah property) ....................[3]

Exhibit 10.20          Forbearance Agreement with Lender
                       (second lender on Pisgah property) ...................[3]

Exhibit 10.20(a)       Amendment to Forbearance Agreement with Lender
                       (second lender on Forbearance Agreement)..............[4]

Exhibit 10.21          Investment Agreement
                      (Dutchess Private Equities Fund
                       and DRH Investment Company, LLC) .....................[3]

Exhibit 10.22          Registration Rights Agreement
                       (for Investment Agreement transaction) ...............[3]

Exhibit 10.23          Escrow Agreement (for future transactions
                       under Investment Agreement) ..........................[3]

Exhibit 10.24          National Financial Communications Corp.
                       Consulting Agreement (Public Relations Agreement) ....[3]

Exhibit 10.25          Amendment to National Financial
                       Communications Corp. Consulting Agreement.............[5]

Exhibit 23.0           Consent of Independent Auditors,
                       Murphy, Bennington & Co...............................54

Exhibit 99.0           Preliminary Report, Papa Hill, Owl Canyon
                       Mineral Property by S. B. Ballantyne,
                       December 1999.........................................[1]

[1] Incorporated by reference from the like numbered exhibit from the company's Form 10-SB, filed July 9, 1999.

[2] Incorporated by reference from the like numbered exhibit from the company's Form 10-KSB for the year ended December 30, 2000, filed on March 15, 2001.

[3] Incorporated by reference from the like numbered exhibit from the company's Form SB-2 initial filing (SEC File No. 333-72252), filed on October 26, 2001.

[4] Incorporated by reference from the like numbered exhibit from the company's Form SB-2 amendment no. 1 (SEC File No. 333-72252), filed on February 12, 2002.

[5] Incorporated by reference from the like numbered exhibit from the company's Form SB-2 amendment no. 2 (SEC File No. 333-72252), filed on April 5, 2002.


(b)   Reports on Form 8-K.

     The company filed a report on Form 8-K and an amendment thereto on October 10, 2001.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 CAN-CAL RESOURCES, Ltd.
                                                 (Registrant)

Date: April 17, 2002.                       By:      /s/    Ronald D.  Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan, President
                                                 and Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 17, 2002                        By:      /s/    Ronald D.  Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan, Director


Date: April 17, 2002                        By:      /s/    John Brian Wolfe
                                                 -------------------------------
                                                 John Brian Wolfe, Director


Date: April 17, 2002                        By:      /s/    James Dacyszyn
                                                 -------------------------------
                                                 James Dacyszyn, Director


Date: April 17, 2002                        By:      /s/    Barry E.  Amies
                                                 -------------------------------
                                                 Barry E. Amies, Director