Form 10QSB
period 2002-03-31
CAN CAL RESOURCES LTD
filed 2002-05-15
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 for the fiscal quarter ended March 31, 2002

          Transition Report under Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934.  For the transition period from _____ to _____.

          Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                        88-0336988
-------------------------------------------------     --------------------------
     (State or other jurisdiction of                     (I.R.S. Employer
     incorporation or organization)                      Identification No.)

     8221 Cretan Blue Lane, Las Vegas, NV                    89128
--------------------------------------------------    --------------------------
     (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, ( 702 )   243 -  1849
                           -------  -----  ------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

        Class                                  Outstanding on May 10, 2002
----------------------------------     -----------------------------------------
Common Stock, Par Value $.001.                    10,514,415

Transitional Small Business Disclosure Format (Check one): Yes       No   X  .
                                                               -----    -----

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

     When we use the words "anticipate," "believe," "estimate," "expect," "may," "will," "should," "continue," "intend" and similar words or phrases, we are identifying forward-looking statements (also known as "cautionary statements" because you should be cautious in evaluating such statements in the context of all the information in this prospectus). These statements reflect our current views with respect to future events. However, the merit or validity of current views is subject to the realization in fact of assumptions we have made. What we now think will happen may turn out much different, and therefore our assumptions may prove to have been inaccurate or incomplete.

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Independent accountants' report                                      4

          Interim balance sheets                                               5

          Interim statements of operations                                     6

          Interim statements of changes in stockholders' deficit               7

          Interim statements of cash flows                                     8

          Notes to interim financial statements                             9-11

          Supplementary schedule:
            Supplemental schedule I--
            Operating, general and administrative expenses                    12

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    13-14

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities                                               15

ITEM 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          15

                         INDEPENDENT ACCOUNTANTS' REPORT


To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have reviewed the accompanying condensed balance sheet of Can-Cal Resources, Ltd., as of March 31, 2002, the condensed statements of operations for the three months ended March 31, 2002 and 2001, the condensed statements of cash flows for the three months ended March 31, 2002 and 2001, and the condensed statement of changes in stockholders' deficit for the three months ended March 31, 2002. These financial statements are the responsibility of the company's management.

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

We previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statement of changes in stockholders' deficit for the year then ended, and the related statements of operations for the year then ended (not presented herein); and in our report dated February 28, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying condensed balance sheet as of December 31, 2001 and the condensed statement of changes in stockholders' deficit for the year then ended, is fairly stated in all material respects in relation to the balance sheet and statement of changes in stockholders' deficit from which they have been derived.


MURPHY, BENNINGTON & CO.

/s/ Murphy, Bennington & Co.


Las Vegas, NV
May 12, 2002

CAN-CAL RESOURCES, LTD.

BALANCE SHEETS

MARCH 31, 2002
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)

                                                                         MARCH 31,       DECEMBER 31,
                                                                            2002             2001
                                                                       ------------     ------------
                                                                        (UNAUDITED)
ASSETS

CURRENT ASSETS:
     Cash                                                              $    15,400      $    14,800
     Notes receivable, related parties (note 2)                             58,300           57,400
     Prepaid expenses                                                        8,900           13,100
                                                                       -----------      -----------
         Total current assets                                               82,600           85,300

PROPERTY AND EQUIPMENT, NET (NOTE 3)                                        44,100           48,600

OTHER ASSETS                                                                 2,000            2,000
                                                                       -----------      -----------
                                                                       $   128,700      $   135,900
                                                                       ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
     Accounts payable                                                  $    35,000      $    32,400
     Accrued expenses                                                      121,400           73,100
     Notes payable, current portion (note 4)                                79,000           50,000
     Notes payable, related parties, current portion (note 5)               19,100             --
                                                                       -----------      -----------
         Total current liabilities                                         254,500          155,500

NOTE PAYABLE, NET OF CURRENT PORTION (NOTE 4)                              300,000          348,000

NOTES PAYABLE, RELATED PARTIES (NOTE 5)                                     94,200          104,000
                                                                       -----------      -----------
                                                                           648,700          607,500
                                                                       -----------      -----------
STOCKHOLDERS' DEFICIT:
     Common stock, $.001 par value; authorized, 15,000,000
         shares; issued and outstanding, 10,514,415 shares                  10,600           10,200
     Preferred stock, $.001 par value; authorized, 10,000,000
         shares; none issued or outstanding                                   --               --
     Additional paid-in-capital                                          3,588,200        3,490,100
     Accumulated deficit                                                (4,118,800)      (3,971,900)
                                                                       -----------      -----------
                                                                          (520,000)        (471,600)
                                                                       -----------      -----------
                                                                       $   128,700      $   135,900
                                                                       ===========      ===========




                 See accompanying notes and accountants' report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF OPERATIONS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)



                                                            THREE MONTHS ENDED
                                                     -------------------------------
                                                       MARCH 31,         MARCH 31,
                                                         2002               2001
                                                     -------------     -------------
                                                                       (As restated)
REVENUES
     Rental revenue                                  $      5,600      $      5,600

COSTS AND EXPENSES                                        112,100           171,700
                                                     ------------      ------------
LOSS FROM OPERATIONS                                     (106,500)         (166,100)
OTHER INCOME (EXPENSES):
     Other income                                             --                800
     Interest income                                        1,000             5,200
     Interest expense                                     (41,400)          (14,900)
                                                     ------------      ------------
INCOME (LOSS) FROM CONTINUING OPERATIONS                 (146,900)         (175,000)
                                                     ------------      ------------

NET INCOME (LOSS)                                    $   (146,900)     $   (175,000)
                                                     ============      ============

NET INCOME (LOSS) PER SHARE OF COMMON STOCK
AND COMMON STOCK EQUIVALENTS:

BASIC EPS
     Net loss from continuing operations             $      (0.01)     $      (0.02)
                                                     ============      ============
     Weighted average shares outstanding               10,486,357         9,372,791
                                                     ============      ============

DILUTED EPS
     Net loss from continuing operations             $      (0.01)     $      (0.02)
                                                     ============      ============
     Weighted average shares outstanding               10,486,357         9,372,791
                                                     ============      ============



                 See accompanying notes and accountants' report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002
(ROUNDED TO THE NEAREST HUNDRED, EXCEPT SHARE DATA)


                                                                           ADDITIONAL                          TOTAL
                                                                             PAID-IN       ACCUMULATED      STOCKHOLDERS'
                                                   COMMON STOCK              CAPITAL          DEFICIT          EQUITY
                                            -------------------------      -----------     ------------     -------------
                                              SHARES         AMOUNT
                                            ----------     ----------

BALANCE, DECEMBER 31, 2000                   9,372,791     $     9,400     $ 3,408,600     $(3,267,400)     $   150,600
     Issuance of common stock                  785,947             800          81,500            --             82,300
     Net income (loss) for the year               --              --              --          (704,500)        (704,500)
                                            ----------     -----------     -----------     -----------      -----------
BALANCE, DECEMBER 31, 2001                  10,158,738          10,200       3,490,100      (3,971,900)        (471,600)
     Issuance of common stock                  355,677             400          98,100            --             98,500
     Net income (loss) for the year               --              --              --          (146,900)        (146,900)
                                            ----------     -----------     -----------     -----------      -----------
BALANCE, MARCH 31, 2002                     10,514,415     $    10,600     $ 3,588,200     $(4,118,800)     $  (520,000)
                                            ==========     ===========     ===========     ===========      ===========






                 See accompanying notes and accountants' report.

CAN-CAL RESOURCES, LTD.

STATEMENTS OF CASH FLOWS (UNAUDITED)

THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(ROUNDED TO THE NEAREST HUNDRED)



                                                                          THREE MONTHS ENDED
                                                                    -------------------------------
                                                                       MARCH 31,        MARCH 31,
                                                                         2002             2001
                                                                    -------------     -------------
                                                                                      (As Restated)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME (LOSS)                                                   $   (146,900)     $   (175,000)
     Adjustments to reconcile net income to net cash
        provided by operating activities:
           Depreciation                                                    4,500             6,400
           Changes in operating assets and liabilities:
               (Increase) decrease in prepaid expenses                     4,200              --
               Increase (decrease) in accounts payable and
                  other current liabilities                               54,900           (38,700)
                                                                    ------------      ------------
NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES                         (83,300)         (207,300)
                                                                    ------------      ------------
CASH FLOW FROM INVESTING ACTIVITIES:
     Purchase of property and equipment                                     --              (2,500)
                                                                    ------------      ------------
NET CASH PROVIDED BY INVESTING ACTIVITIES                                   --              (2,500)
                                                                    ------------      ------------
CASH FLOW FROM FINANCING ACTIVITIES:
     Increase (decrease) in related party debt                             9,300            (2,000)
     Proceeds from issuance of common stock                               98,500              --
     Increase (decrease) in notes payable                                (23,000)             --
     Increase in notes receivable                                           (900)           (5,900)
                                                                    ------------      ------------
NET CASH USED BY FINANCING ACTIVITIES                                     83,900            (7,900)
                                                                    ------------      ------------
NET CHANGE IN CUMULATIVE TRANSLATION ADJUSTMENT
NET INCREASE (DECREASE) IN CASH                                              600          (217,700)
CASH AT BEGINNING OF PERIOD                                               14,800           510,800
                                                                    ------------      ------------
CASH AT END OF PERIOD                                               $     15,400      $    293,100
                                                                    ============      ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
CASH PAID DURING THE YEAR FOR:
     Interest                                                       $       --        $    --
                                                                    ============      ============
     Income taxes                                                   $       --        $    --
                                                                    ============      ============




                 See accompanying notes and accountants' report.

CAN-CAL RESOURCES, LTD.

NOTES TO FINANCIAL STATEMENTS

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

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

     In the opinion of management, all adjustments necessary for a fair presentation of these interim statements have been included and are of a normal recurring nature. These interim financial statements should be read in conjunction with the financial statements of the Company included in its 2001 Annual Report on Form 10-KSB. Interim results are not necessarily indicative of results for a full year.

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

2.   NOTES RECEIVABLE (RELATED PARTIES):

     Notes receivable, related parties, at March 31, 2002 consisted of the following:


     Note receivable from S&S Mining, Inc., a joint venture partner,
        unsecured, interest imputed at 8%, due on demand                        $   27,700
     Note receivable from an individual, unsecured, interest imputed
        at 8%, due on demand                                                        12,000
     Note receivable from an individual, unsecured, interest imputed
        at 6%, due on demand                                                        18,600
                                                                                ----------
     Accrued interest receivable                                                $   58,300
                                                                                ==========

CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001


3.   PROPERTY AND EQUIPMENT:

     Property and equipment at March 31, 2002 consisted of the following:


        Machinery and equipment                                                 $   97,600
        Transportation equipment                                                    18,400
        Office equipment and furniture                                              14,200
                                                                                ----------
                                                                                   130,200
        Less accumulated depreciation                                              (86,100)
                                                                                ----------
                                                                                $   44,100
                                                                                ==========

     Depreciation expense for the three months ended March 31, 2002 totaled
       $4,500.

4.   NOTES PAYABLE:

     Notes payable at March 31, 2002 consisted of the following:


     Note payable to lender; secured by 1st deed of trust;
         interest at 8.00% per annum, matures July 31, 2001                     $   10,000

     Note payable to lender; secured by 2nd deed of trust;
         interest at 16.00% per annum; matures November 24, 2005                   300,000

     Note payable to lender; secured by deed of trust;
         interest at 6% per annum; matures May 27, 2002                             25,000

     Note payable to lender; secured by deed of trust;
         interest at 6.00% per annum; matures June 28, 2002                         15,000

     Note payable to lender; secured by deed of trust;
         interest at 8.00% per annum; matures August 6, 2002                        25,000

     Note payable to lender; unsecured; interest at 20.00%
         per annum                                                                   4,000
                                                                                ----------
                                                                                   379,000
     Less current portion                                                           79,000
                                                                                ----------
                                                                                $ 300,000
                                                                                ==========

CAN-CAL RESOURCES, LTD.

THREE MONTHS ENDED MARCH 31, 2002 AND 2001

5.   NOTES PAYABLE, RELATED PARTIES:

     Notes payable, related parties at March 31, 2002 consisted of the following:


     Note payable to shareholder; unsecured; interest
         at prime plus 1.00% per annum, due on demand                           $    74,700

     Note payable to shareholder; unsecured; interest at
         7.5% per annum, matures July 2002                                           11,300

     Note payable to shareholder; unsecured, interest at
         20.74%; due on demand                                                       19,500

     Note payable to shareholder; unsecured; interest at
         24%; matures May 26, 2002                                                      800

     Note payable to shareholder; unsecured; interest at
         7.5%; matures February 5, 2003                                               2,000

     Note payable to shareholder; unsecured; interest at
         7.5%; matures February 12. 2003                                              5,000
                                                                                -----------
                                                                                    113,300
     Less current portion                                                            19,100
                                                                                -----------
                                                                                $    94,200
                                                                                ===========


6.   ESTIMATED FAIR VALUE OF FINANCIAL INSTRUMENTS:

     Statement of Financial Accounting Standard ("SFAS") 107 "Disclosures About
       Fair Value of Financial Instruments" requires disclosure of the estimated fair value of certain financial instruments. The company has estimated the fair value of its financial instruments using available market data to develop estimates of fair value. The uses of different market assumptions or methodologies may have a material effect on the estimates of fair values. The carrying amounts of cash, prepaid expenses, accounts payable and accrued expenses and notes payable approximate fair value because of the short-term maturities or market rates of interest.

7.   NON-CASH TRANSACTIONS:

     The Company issued 309,677 shares of common stock in lieu of a $48,999 interest payment which came due in November, 2001.

CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I --
COSTS AND EXPENSES

THREE MONTHS  ENDED MARCH 31, 2002 AND 2001
(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED)



                                                            THREE            THREE
                                                            MONTHS           MONTHS
                                                          ENDED MARCH      ENDED MARCH
                                                            31, 2002        31, 2001
                                                         ------------     ------------
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES:
     Accounting and legal                                $     25,900     $      3,000
     Consulting                                                24,900           33,400
     Salaries and wages                                        15,000               --
     Office rent                                                8,000            7,900
     Insurance                                                 12,700            8,000
     Travel and entertainment                                   4,700           23,600
     Depreciation and amortization                              4,500            6,400
     Office expense                                             3,400           18,400
     Miscellaneous                                              3,000            1,700
     Mine exploration                                           2,700           59,300
     Utilities                                                  2,200            1,500
     Equipment rental                                           1,900            1,600
     Telephone                                                  1,800            2,700
     Payroll taxes                                              1,200               --
     Advertising and promotion                                    100            1,200
     Repairs and maintenance                                       --            2,900
     Bank charges                                                 100              100
                                                         ------------     ------------
                                                         $    112,100     $    171,700
                                                         ============     ============



                 See accompanying notes and accountants' report.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATIONS.

     We intend to continue sampling and testing volcanic cinder materials from the Pisgah property with a small pilot plant to be located at a location within approximately one hour driving time from the Pisgah property, assuming we have the necessary funds. We anticipate using the pilot plant to process small batches of material for testing purposes. We also plan to obtain an independent reserve report and feasibility study before building the production plant. However, there is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be profitably extracted. The Company has no present plans to conduct any activities or operations on any of its other properties.

     We will depend on sales of stock to Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC, who are providers of the equity line of credit established under an Investment Agreement with us, to build the pilot plant, obtain an independent reserve report and an independent feasibility study, pay general and administrative expenses, and pay debt service. For more information regarding the Investment Agreement, see annual report on Form 10-KSB for the year ended December 31, 2001.

     At March 31, 2002, and before sale of any stock to Dutchess Fund and DRH, we had approximately $15,400 cash available to sustain operations, which would cover one month of operations maximum. In advance of such sales, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and outcome of the discussions with other companies cannot be predicted.

     It is not anticipated that the Company will purchase (or sell) any significant amount of equipment or other assets, or experience any significant change in the number of personnel who perform services for the Company, during the fiscal year ending December 31, 2002. However, this depends on results of its ongoing testing programs and financing available to it.


(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of March 31, 2002, the Company had a working capital deficit of $101,700. The working capital deficit as of December 31, 2001, was $70,200.

     The Company had no operating income or cash flow from its mineral operations for the three months ended March 31, 2002 or the three months ended March 31, 2001. The Company sustained a loss from operations of $106,500 for the three month period ended March 31, 2002, compared to a loss of $166,100 for the three period ended March 31, 2001. The decreased loss was primarily due to decreases in mine exploration costs of $56,600; travel and entertainment costs of $18,900; consulting fees of $8,500, and office expense of $15,000. These reductions were offset by increases in salaries and wages of $15,000; accounting and legal fees of $22,900, and insurance costs of $4,700.

     Costs and expenses decreased approximately $59,600 to $112,100 (compared to $171,700 in 2001). The changes in costs and expenses, stated as changes for the period ended March 31, 2002 compared to the same period for 2001, were due to:

     o Accounting and legal costs increased by $22,900 due to costs incurred as a result of filing a registration statement with the Securities and Exchange Commission to register shares for resale.

     o A decrease of $8,500 paid to consultants for research and development on our Pisgah cinder material.

     o Salaries and wages increased by $15,000 and payroll taxes by $1,200 because we agreed in June 2001 to pay Mr. Sloan a salary of $60,000 per year. We have accrued these expenses. There were no salary and wages, or payroll taxes during the same period in 2001.

     o Insurance costs increased $4,700 due to increases in coverage for directors.

     o Travel and entertainment costs decreased $18,900 due to less travel by directors and less travel expenses incurred for consultants.

     o Depreciation and amortization decreased by $1,900 because some of our equipment has been fully depreciated.

     o Office expense decreased $15,000. During the three month period ended March 31, 2001, we established an office at the Nye County lab facility. Establishment of the office resulted in one time expenses for equipment and supplies. The facility was closed on December 31, 2001.

     o Mine exploration costs decreased $56,600 due to a reduction in the amount of third party assay tests performed for the company and discontinuation of exploration on the Owl Canyon property.

     o Advertising and promotion expenses decreased by $1,100 due to less promotional materials being prepared.

     o Repairs and maintenance decreased by $2,900. No repairs and maintenance costs were incurred during the first quarter of 2002.

     o Telephone costs decreased by $900 due to lower long distance telephone rates.

     o Office rent, miscellaneous costs, utilities, and equipment rental increased by a net $2,400 principally due the closing of the Nye County lab facility and costs incurred in moving the equipment and supplies from that facility.

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

     We have no material commitments for capital expenditures.

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     (c) In the three months ended March 31, 2002, the Company sold 46,000 shares of restricted common stock to two Canadian investors, and two private companies controlled and owned by Canadian residents for proceeds of $16,100. These investors were also issued warrants to purchase a total of 46,000 shares at $0.35 per share. No broker-dealer was involved in these transactions, and no fees were paid in connection therewith.

          The Company also issued 309,677 restricted common shares to a lender (First Colony Merchant) for payment of interest on debt ($48,000).


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

          (a)     Exhibits.

                  No.      Description                                 Page No.
                  ---      -----------                                 -------

                  23       Consent of Independent Accountants.............16


          (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 2002.



                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAN-CAL RESOURCES LTD.
                                                 (REGISTRANT)


     Date:  May 14, 2002                    By:      /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 RONALD D. SLOAN, President