Form 10QSB
period 2002-06-30
CAN CAL RESOURCES LTD
filed 2002-08-15
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934

         For the fiscal quarter ended June 30, 2002

         Transition Report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.

         For the transition period from _____ to _____.

         Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                      88-0336988
---------------------------------------      -----------------------------------
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
                                                      Yes    X      No
                                                          -------      --------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan by a court.
                                                      Yes_____  No_____

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                          Outstanding on August 12, 2002
--------------------------------         ---------------------------------------
 Common Stock, Par Value $.001.                    10,924,015

Transitional Small Business Disclosure Format (Check one): Yes_____  No   X
                                                                       -------

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

                                    CONTENTS



                                                                       PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Interim balance sheets                                             4

          Interim statements of operations                                   5

          Interim statements of changes in stockholders' deficit             6

          Interim statements of cash flows                                   7

          Notes to interim financial statements                           8-10

          Supplementary schedule:
            Supplemental schedule I--
            Operating, general and administrative expenses                  11

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                     12


PART II.  OTHER INFORMATION

ITEM 6.   Exhibits and Reports on Form 8-K                                    14

          Signatures                                                          15

PART I

ITEM 1  FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                                 BALANCE SHEETS


                                     ASSETS

                                                                      June 30, 2002   December 31, 2001
                                                                       (UNAUDITED)
Current assets
     Cash                                                             $    75,000      $    14,800
     Notes receivable-related parties                                      59,300           57,400
     Prepaid expenses                                                       8,100           13,100
                                                                      -----------       ----------
         Total current assets                                             142,400           85,300

Fixed assets, net                                                          48,000           48,600

Other assets                                                               15,100            2,000
                                                                      -----------       ----------

Total assets                                                          $   205,500      $   135,900
                                                                      ===========      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                         $   169,200      $   105,500
     Notes payable - current portion                                       52,500           50,000
     Notes payable-related parties - current portion                      112,500             --
     Other current liabilities                                             60,100             --
                                                                      -----------       ----------
         Total current liabilities                                        394,300          155,500

Long-term liabilities
     Notes payable - long-term portion                                    300,000          348,000
     Notes payable-related parties - long-term portion                       --            104,000
     Convertible note payable-related party                               120,000             --
                                                                      -----------       ----------
Total liabilities                                                         814,300          607,500

Commitments and contingencies                                                --               --

Stockholders' deficit
     Common stock; $.001 par value; 15,000,000 shares
         authorized, 10,924,000 shares issued and outstanding              10,900           10,200
     Additional paid-in capital                                         3,733,200        3,490,100
     Unamortized loan fees                                                (29,500)            --
     Accumulated deficit                                               (4,323,400)      (3,971,900)
                                                                      -----------       ----------
         Total stockholders' deficit                                     (608,800)        (471,600)
                                                                      -----------       ----------
Total liabilities and stockholders' deficit                           $   205,500      $   135,900
                                                                      ===========      ===========



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                              Three Months Ended June 30,           Six Months Ended June 30,
                                            -----------------------------       ------------------------------
                                                 2002               2001              2002               2001

Rental revenue                              $      5,700      $     16,900      $     11,300      $     22,500

General and administrative                       145,100           156,600           257,100           328,300
                                            ------------      ------------      ------------      ------------
Loss from operations                            (139,400)         (139,700)         (245,800)         (305,800)

Other income (expense)
     Other income                                   --                --                --                 800
     Interest income                                 900             2,800             1,900             8,000
     Interest expense                            (30,400)          (19,200)         (107,600)          (34,100)
                                            ------------      ------------      ------------      ------------
Loss before provision for income taxes          (168,900)         (156,100)         (351,500)         (331,100)

Provision for income taxes                          --                --                --                --
                                            ------------      ------------      ------------      ------------
Net loss                                    $   (168,900)     $   (156,100)     $   (351,500)     $   (331,100)
                                            ============      ============      ============      ============


Basic and diluted loss per common share     $      (0.02)     $      (0.02)     $      (0.03)     $      (0.04)
                                            ============      ============      ============      ============
Basic and diluted weighted average
     common shares outstanding                10,288,100         9,372,800        10,609,500         9,372,800
                                            ============      ============      ============      ============



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)





                                                Common Stock
                                          ------------------------    Additional                                     Total
                                            Number of                  Paid-in      Unamortized    Accumulated    Stockholders'
                                             Shares       Amount       Capital      Loan fees       Deficit         Deficit
                                          ------------  ----------  ------------- -------------- --------------  -------------

Balance, December 31, 2001                  10,158,700   $ 10,200    $ 3,490,100              --  $ (3,971,900)   $  (471,600)

Common shares issued for cash                  415,600         400        108,100             --             --        108,500

Common shares issued for accrued
   interest of $48,000  and interest
   expense of $71,800                          309,700         300        119,500             --             --        119,800

Common shares issued for services               40,000          --         14,000             --             --         14,000

Unamortized loan fees                               --          --             --       (30,200)             --       (30,200)

Current period amortization of
     unamortized loan fees                          --          --             --            700             --            700

Deemed interest expense related to
    conversion feature of note payable              --          --          1,500             --             --          1,500

 Net loss                                           --          --             --             --      (351,500)      (351,500)
                                          ------------  ----------  ------------- -------------- --------------  -------------

 Balance, June 30, 2002                     10,924,000   $ 10,900    $ 3,733,200   $    (29,500)  $ (4,323,400)   $  (608,800)
                                          ============  ==========  ============= ============== ==============  =============




                 See Accompanying Notes to Financial Statements

                                              CAN-CAL RESOURCES LTD.
                                             STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)


                                                                Six Months Ended June 30,
                                                                -------------------------
                                                                   2002            2001

Cash flows from operating activities:
   Net loss                                                     $(351,500)     $(331,100)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                                  9,100         13,000
      Stock issued for services                                    14,000
      Stock issued for interest                                    71,800           --
      Deemed interest expense                                       1,500           --
      Current period amortization of unamortized loan fees            700           --
   Changes in operating assets and liabilities:
      Change in notes receivable-related parties                   (1,900)        (8,000)
      Change in prepaid expenses                                    5,000           --
      Change in other assets                                      (13,100)        (3,700)
      Change in accounts payable and accrued expenses              81,500        (14,800)
      Change in other current liabilities                          60,100           --
                                                                ---------      ---------
         Net cash used by operating activities                   (122,800)      (344,600)

Cash flows from investing activities:
   Payments for issuance of notes receivable                         --             (700)
   Proceeds from payments on notes receivable                        --            1,900
   Purchase of fixed assets                                        (8,500)        (2,500)
                                                                ---------      ---------
         Net cash used by investing activities                     (8,500)        (1,300)

Cash flows from financing activities:
   Proceeds from issuance of common stock                         108,500           --
   Proceeds from borrowing on notes payable                        65,000           --
   Principal payments on notes payable                           (110,500)          --
   Proceeds from borrowing on notes payable-related parties        40,600        (22,500)
   Principal payments on notes payable-related parties            (32,100)        (8,700)
   Proceeds from convertible debenture                            120,000           --
                                                                ---------      ---------
         Net cash provided (used) by financing activities         191,500        (31,200)
                                                                ---------      ---------
Net increase (decrease) in cash                                    60,200       (377,100)

Cash, beginning of period                                          14,800        510,800

Cash, end of period                                             $  75,000      $ 133,700
                                                                =========      =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                   $    --        $    --
                                                                =========      =========
   Cash paid for interest                                       $    --        $    --

Schedule of non-cash financing activities:
   Issuance of common stock in satisfaction of accrued
      interest                                                  $  48,000      $    --
                                                                =========      =========



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------

         The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Can-Cal Resources, Ltd. ("the Company").

         The interim financial statements present the balance sheet, statements of income, stockholders' equity and cash flows of Can-Cal Resources, Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

         The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

         Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation.

3.   NOTES RECEIVABLE-RELATED PARTIES
     --------------------------------

         Notes receivable-related parties consisted of the following as of June 30, 2002:

         Note receivable from S&S Mining, Inc. a joint venture partner
           unsecured, interest imputed at 8%, due on demand                     $   27,800

         Note receivable from a stockholder, unsecured, interest imputed
           at 8%, due on demand                                                     12,000

         Accrued interest receivable                                                19,500
                                                                                ----------

                                                                                $   59,300
                                                                                ==========


4.   NOTES PAYABLE
     -------------

         Notes payable consisted of the following as of June 30, 2002:

         Note payable to an entity, secured by 2nd deed of trust,
           bearing interest at 16.0% per annum, maturing November 2005          $  300,000

         Note payable to an entity, secured by deed of trust, bearing
           interest at 6.0% per annum, maturing June 2002                           12,500

         Note payable to an entity, secured by deed of trust, bearing
           interest at 8.0% per annum, maturing June 2002                       $   25,000

                             CAN-CAL RESOURCES, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   NOTES PAYABLE (continued)
     -------------

         Note payable to an entity, secured by deed of trust, bearing
           interest at 6.0% per annum, maturing June 2002                           15,000
                                                                                ----------

                                                                                   352,500
         Less: amounts due within one year                                          52,500
                                                                                ----------

         Long-term portion of notes payable                                     $  300,000
                                                                                ==========

5.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

         Notes payable-related parties consists of the following as of June 30, 2002:

         Note payable to a stockholder, unsecured, bearing interest
           at 1.0% per annum, due on demand                                     $   66,600

         Note payable to a stockholder, unsecured, bearing interest
           at 20.7% per annum, due on demand                                        18,800

         Note payable to a stockholder, unsecured, bearing interest
           at 7.5% per annum, maturing July 2002                                    11,300

         Note payable to a stockholder, unsecured, bearing interest
           at 7.5% per annum, maturing February 2003                                 5,000

         Note payable to a stockholder, unsecured, bearing interest
           at 7.5% per annum, maturing April 2003                                    5,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2003                                      3,000

         Note payable to a stockholder, unsecured, bearing interest
           at 7.5% per annum, maturing February 2003                                 2,000

         Note payable to a stockholder, unsecured, bearing interest
           at 24.0% per annum, maturing May 2002                                       800
                                                                                ----------

                                                                                   112,500
         Less: amounts due within one year                                         112,500
                                                                                ----------

         Long-term portion of notes payable - related parties                   $       --
                                                                                ==========

                             CAN-CAL RESOURCES, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


6.   OTHER CURRENT LIABILITIES
     -------------------------

     Other current liabilities consist of the following as of June 30, 2002:

         119,620 shares of common stock due to investors for receipt of cash    $   29,900

         50,000 warrants due related to convertible note payable (see Note 7)       16,700

         30,000 shares due related to convertible note payable (see Note 7)         13,500
                                                                                ----------

                                                                                $   60,100
                                                                                ==========

7.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY
     --------------------------------------

         As of June 30, 2002 convertible note payable-related party totaling $120,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $13,400 in loan fees and other expenses which were capitalized and recorded as other assets which will be expensed over the life of the loan using the straight- line method. For the six months ended June 30, 2002, the Company amortized $300 of the loan fees and related expenses as interest expense. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to free-trading common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen prior trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion.

         Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company anticipates it will record significant amounts of deemed interest in the future as funds are drawn on the loan. During the six months ended June 30, 2002, the Company recorded $1,400 of deemed interest expense relating to this conversion feature.

         As of June 30, 2002, the stockholder/lender was due warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option pricing model was $16,700 and recorded as unamortized loan fees, of which $400 was recorded as interest expense during the six months ended June 30, 2002. The Company has recorded a liability of $16,700 for the warrants which is included in other current liabilities totaling $60,100.

         As of June 30, 2002, the stockholder/lender was also due 30,000 shares of the Company's common stock for legal fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $300 was recorded as general and administrative expenses during the six months ended June 30, 2002. The Company has recorded a liability of $13,500 for the 30,000 shares which is included in other current liabilities totaling $60,100.

                             CAN-CAL RESOURCES, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   RESTATED FINANCIAL STATEMENTS
     -----------------------------

         Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2002, management became aware that those financial statements did not properly reflect certain account balances. Properly accounting of these items in the revised financial statements has the following effect:


                                                                           Three Months Ended
                                                      Three Months Ended      March 31, 2002      RESTATED
                                                        March 31, 2002         (RESTATED)         Changes
                                                        --------------         ----------         -------

            Revenue                                     $      5,600         $      5,600      $       --
            General and administrative expenses              112,100              112,000              (100)
            Loss from operations                            (106,500)            (106,400)              100
            Other income (expense)
               Interest income                                 1,000                1,000              --
               Interest expense                              (41,400)             (77,200)          (35,800)
            Loss before provision for income taxes          (146,900)            (182,600)          (35,700)
            Provision for income taxes                          --                   --                --
            Net loss                                    $   (146,900)        $   (182,600)     $    (35,700)
                                                        ============         ============      ============
            Basic and diluted loss per common share     $      (0.01)        $      (0.02)     $      (0.01)
                                                        ============         ============      ============
            Basic and diluted weighted average
               common shares outstanding                  10,486,357           10,436,225        10,436,225
                                                        ============         ============      ============

         For the three months ended March 31, 2002, the change in the statement of operations was primarily related to interest expense for which the Company had two changes. First, the Company re-evaluated accrued interest and determined it was overstated by approximately $36,000. Accordingly, the Company decreased the balance by $36,000 to properly reflect the accrued interest and related interest expense. Second, the Company issued 309,700 shares of its common stock in satisfaction of accrued interest of $48,000 in accordance with an agreement which stated that the number of shares to be issued would be based on 50% of the lowest trading price from November 2000 to December 2001 ($0.155), in relation to the outstanding accrued interest balance. Accordingly, the issuance of these shares was recorded based upon the accrued interest balance rather than the fair value of such shares issued. The Company has re-evaluated this transaction and determined the issuance of such shares should be recorded at the fair value. As a result, the Company recorded and additional $71,800 of interest expense for the three months ended March 31, 2002.

         The Company also determined that the number of outstanding shares was not recorded correctly and increased from 10,514,400 to 10,651,500. The change in the net loss and increase of the recalculated basic and diluted weighted average common shares outstanding increased the basic and diluted loss per common shares from $(0.01) to $(0.02).

9.   GOING CONCERN
     -------------

         The Company incurred a net loss of approximately $351,000 for the six months ended June 30, 2002. The Company's current liabilities exceed its current assets by approximately $252,000 as of June 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

         The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             CAN-CAL RESOURCES, LTD
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)


CAN-CAL RESOURCES, LTD.

SUPPLEMENTAL SCHEDULE I -
OPERATING, GENERAL AND ADMINISTRATIVE EXPENSES

THREE AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
(UNAUDITED)
(ROUNDED TO THE NEAREST HUNDRED)


                                                    Three Months Ended June 30,      Six Months Ended June 30,
                                                   ----------------------------    ---------------------------
                                                       2002              2001         2002               2001
                                                   --------           --------     --------           --------
General and administrative expenses
  Accounting and legal                             $  6,700           $  5,000     $ 32,600           $  8,000
  Consulting                                         39,200             57,100       64,100             90,500
  Salaries and wages                                 15,000               --         30,000               --
  Office rent                                         7,900              8,000       15,900             15,900
  Insurance                                          10,800             12,600       23,500             20,600
  Travel and entertainment                           10,800             18,100       15,500             41,700
  Depreciation                                        4,600              6,600        9,100             13,000
  Office expense                                      2,100             12,400        5,500             30,800
  Miscellaneous                                       6,800              3,400        9,800              5,100
  Mine exploration                                   17,600             21,100       20,300             80,400
  Utilities                                           1,400              2,800        3,600              4,300
  Equipment rental                                    2,500              2,800        4,400              4,400
  Telephone                                           1,100              3,400        2,900              6,100
  Payroll taxes                                       1,200               --          2,400               --
  Advertising and promotion                          17,300              2,100       17,400              3,300
  Repairs and maintenance                              --                1,200         --                4,200
  Bank charges                                          100               --            100               --
                                                   --------           --------     --------           --------
     Total general and administrative expenses     $145,100           $156,600     $257,100           $328,300
                                                   ========           ========     ========           ========

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

     Assuming capital can be raised through the equity line financing with Dutchess Fund and DRH, and precious metals are proven to exist at the Cerbat property, we will build a small scale pilot plant and begin processing material from the Cerbat property for precious metals (primarily gold silver). The location of the pilot plant has not yet been determined. If the pilot plant is shown to consistently extract precious metals from the materials, the company will retain an independent consultant to determine if there are reserves of precious metals in the property. The reserve study would be based on comprehensive drilling and sampling of the property according to a grid system using industry standards.

     There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be profitably extracted from either the Pisgah property or the Cerbat property.

     The Company has no present plans to conduct any activities or operations on any of its other properties.

     During the six months ended June 30, 2002, we sold 415,600 restricted common shares for a total of $108,500, and issued warrants to exercise 415,600 restricted common shares, exercisable at $0.25 per share.

     On June 14, 2002 received $106,600 net proceeds from sale of a convertible debenture to Dutchess Private Equities Fund. The company paid to Dutchess Advisors, Ltd. (advisor to Dutchess Fund) $13,400 as payment for loan fees and related expenses.

     All or part of the principal amount ($120,000) of the debenture, plus accrued interest at 8% annually, is convertible at Dutchess Fund's discretion into restricted shares of common stock, at a per share price equal to the lesser of: (1) $0.41; (2) 100% of the average of the five lowest closing bid prices in the 15 trading days preceding June 14, 2002); or (3) 80% of the average of the three lowest closing bid prices in the 15 trading days preceding notice of conversion. To the extent not prepaid or converted, outstanding principal and accrued interest will be converted automatically to restricted shares of common stock, at the lesser of the conversion prices stated above, on the maturity date of the debenture (June 14, 2005).

     If the $120,000 principal amount of the debenture is converted at the $0.41 price, we would issue 292,683 shares to Dutchess Fund, and the offer and sale of those shares would be covered by this prospectus. This prospectus covers a total of 950,000 shares issuable to Dutchess Fund on conversion of the debenture; the number of shares issued on conversion will depend on the market price (for example, the full 950,000 shares would be issued if the market price drops to the point where the conversion price is calculated at $0.126 per share.

     In connection with the transaction, we will issue to Dutchess Fund a warrant to purchase 50,000 restricted shares of common stock, at an exercise price per share equal to the lesser of (1) $0.36 (110% of the five day average closing bid price for the five trading days before June 14, 2002, which was the issue date for the warrant); or (2) 110% of the five day average closing bid price for the five trading days after December 12, 2002.

     Also in connection with the transaction with Dutchess Fund, we will issue to Joseph B. LaRocco, attorney for Dutchess Fund, 30,000 restricted shares of common stock, for legal services provided to Dutchess Fund in connection with the debenture and warrant transaction. The services have been valued by the company at $13,500 of which the entire amount was capitalized as unamortized loan fees. Amortization of such loan fees total $300 for the three months ended June 20, 2002.

     We will depend on sales of stock to Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC, who are providers of the equity line of credit established under an Investment Agreement with us, to build the pilot plants, obtain independent reserve reports and independent feasibility studies, pay general and administrative expenses, and pay debt service. For more information regarding the Investment Agreement, see annual report on Form 10-KSB for the year ended December 31, 2001.

     At June 30, 2002, and before sale of any stock to Dutchess Fund and DRH, we had approximately $75,000 cash available to sustain operations, which would cover two month of operations maximum. In advance of such sales, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and outcome of the discussions with other companies cannot be predicted.

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

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of June 30, 2002, the Company had a working capital deficit of approximately $252,000.

     The Company had no operating income or cash flow from its mineral operations for the six months ended June 30, 2002 or the six months ended June 30, 2001. The Company sustained a loss from operations of $245,800 for the six month period ended June 30, 2002, compared to a loss of $305,800 for the six month period ended June 30, 2001. The decreased loss was primarily due to decreases in mine exploration costs of $60,100, travel and entertainment costs of $26,200, consulting fees of $26,400; and office expense of $25,300. These reductions were offset by increases in salaries and wages of $30,000, accounting and legal fees of $24,600, and advertising and promotion expenses of $14,100.

     General and administrative expenses decreased approximately $71,200 to $257,100 (compared to $328,300 in 2001). The changes in costs and expenses, stated as changes for the period ended June 30, 2002 compared to the same period for 2001, were due to:

     o Accounting and legal costs increased by $24,600 due to costs incurred as a result of filing a registration statement with the Securities and Exchange Commission to register shares for resale.

     o A decrease of $26,400 paid to consultants for research and development on our Pisgah cinder material in 2001.

     o Salaries and wages increased by $30,000 and payroll taxes by $2,400 because we agreed in June 2001 to pay Mr. Sloan a salary of $60,000 per year. We have accrued these expenses. There were no salary and wages, or payroll taxes during the same period in 2001.

     o Insurance costs increased $2,900 due to increases in insurance premiums.

     o Travel and entertainment costs decreased $26,200 due to less travel by directors and less travel expenses incurred for consultants.

     o Depreciation decreased by $3,900 because some of our equipment has been fully depreciated.

     o Office expense decreased $25,300. During the six month period ended June 30, 2001, we established an office at the Nye County lab facility. Establishment of the office resulted in one time expenses for equipment and supplies. The facility was closed on December 31, 2001.

     o Mine exploration costs decreased $60,100 due to a reduction in the amount of third party assay tests performed for the company and discontinuation of exploration on the Owl Canyon property.

     o Advertising and promotion expenses increased by $14,100 due to substantial revisions in the layout and content of our website, and investor relations program being initiated.

     o Repairs and maintenance decreased by $4,200. No repairs and maintenance costs were incurred during the period ended June 30, 2002.

     o Telephone costs decreased by $3,200 due to lower long distance telephone rates.

     o Miscellaneous costs increased by $4,700 as a result of filing fees associated with registration statement filing fees.

     Subsequent to the issuance of the Company's financial statements for the three months ended March 31, 2002, management became aware that those financial statements did not properly reflect certain account balances. Properly accounting of these items in the revised financial statements has the following effect:


                                                                           Three Months Ended
                                                      Three Months Ended      March 31, 2002      RESTATED
                                                        March 31, 2002         (RESTATED)         Changes
                                                        --------------         ----------         -------

            Revenue                                     $      5,600         $      5,600      $       --
            General and administrative expenses              112,100              112,000              (100)
            Loss from operations                            (106,500)            (106,400)              100
            Other income (expense)
               Interest income                                 1,000                1,000              --
               Interest expense                              (41,400)             (77,200)          (35,800)
            Loss before provision for income taxes          (146,900)            (182,600)          (35,700)
            Provision for income taxes                          --                   --                --
            Net loss                                    $   (146,900)        $   (182,600)     $    (35,700)
                                                        ============         ============      ============
            Basic and diluted loss per common share     $      (0.01)        $      (0.02)     $      (0.01)
                                                        ============         ============      ============
            Basic and diluted weighted average
               common shares outstanding                  10,486,357           10,436,225        10,436,225
                                                        ============         ============      ============


     For the three months ended March 31, 2002, the change in the statement of operations was primarily related to interest expense for which the Company had two changes. First, the Company re-evaluated accrued interest and determined it was overstated by approximately $36,000. Accordingly, the Company decreased the balance by $36,000 to properly reflect the accrued interest and related interest expense. Second, the Company issued 309,700 shares of its common stock in satisfaction of accrued interest of $48,000 in accordance with an agreement which stated that the number of shares to be issued would be based on 50% of the lowest trading price from November 2000 to December 2001 ($0.155), in relation to the outstanding accrued interest balance. Accordingly, the issuance of these shares was recorded based upon the accrued interest balance rather than the fair value of such shares issued. The Company has re-evaluated this transaction and determined the issuance of such shares should be recorded at the fair value. As a result, the Company recorded and additional $71,800 of interest expense for the three months ended March 31, 2002.

     The Company also determined that the number of outstanding shares was not recorded correctly and increased from 10,514,400 to 10,651,500. The change in the net loss and increase of the recalculated basic and diluted weighted average common shares outstanding increased the basic and diluted loss per common shares from $(0.01) to $(0.02).

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


                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits.

              No.      Description                                      Page No.
              ---      -----------                                      --------

              99.1     Certification Pursuant to
                       Section 1350 of Chapter 63 of
                       Title 18 of the United States Code....................18

         (b) Reports on Form 8-K. There was one report filed by the Company on Form 8-K during the quarter ended June 30, 2002, filed on June 26, 2002, under Item 4, reporting a change in registrant's certify accountant.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 CAN-CAL RESOURCES LTD.
                                                 (REGISTRANT)



     Date:  August 13, 2002                 By:   /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 RONALD D. SLOAN, President