Form 10QSB/A
period 2002-03-31
CAN CAL RESOURCES LTD
filed 2002-10-08
CIK 1083848

FORM 10-QSB/A
                                 AMENDMENT NO. 1
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X       Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 for the fiscal quarter ended March 31, 2002

          Transition Report under Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934.  For the transition period from _____ to _____.

          Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                  88-0336988
--------------------------------------------     -------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                    Identification No.)

   8221 Cretan Blue Lane, Las Vegas, NV                89128
--------------------------------------------     -------------------------------
   (Address of principal executive offices)            (Zip Code)

Issuer's telephone number,  ( 702 )       243     -   1849
                           ---------  -----------   ----------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                  Class                            Outstanding on May 10, 2002
--------------------------------------------     -------------------------------
Common Stock, Par Value $.001.                              10,651,500

Transitional Small Business Disclosure Format (Check one): Yes       No   X
                                                               -----    -----

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

                                    CONTENTS



                                                                        PAGE NO.
                                                                        --------

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

           Interim balance sheets                                              4

           Interim statements of operations                                    5

           Interim statements of changes in stockholders' deficit              6

           Interim statements of cash flows                                    7

           Notes to interim financial statements                            8-10

           Supplementary schedule:
             Supplemental schedule I--
             Operating, general and administrative expenses                   11

ITEM 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   12-13

PART II.   OTHER INFORMATION

ITEM 2.    Changes in Securities                                              14

ITEM 6.    Exhibits and Reports on Form 8-K                                   14

           Signatures                                                         14

PART I

ITEM 1 FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                                March 31, 2002   December 31,
                                                                 (Unaudited)         2001
                                                                --------------   ------------
                                                                  (Restated)

Current assets
  Cash                                                          $    15,400      $    14,800
  Notes receivable-related parties                                   58,400           57,400
  Prepaid expenses                                                    8,900           13,100
                                                                -----------      -----------
    Total current assets                                             82,700           85,300

Fixed assets, net                                                    44,100           48,600

Other assets                                                          2,000            2,000
                                                                -----------      -----------
Total assets                                                    $   128,800      $   135,900


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


Current liabilities
  Accounts payable and accrued liabilities                      $   124,500      $   105,500
  Notes payable - current portion                                    75,000           50,000
  Notes payable-related parties - current portion                   113,300             --
                                                                -----------      -----------
    Total current liabilities                                       312,800          155,500

Long-term liabilities
  Notes payable - long-term portion                                 300,000          348,000
  Notes payable-related parties - long-term portion                    --            104,000
                                                                -----------      -----------

Total liabilities                                                   612,800          607,500

Commitments and contingencies                                          --               --

Stockholders' deficit
  Common stock; $0.001 par value; 15,000,000 shares
    authorized, 10,651,500 shares issued and outstanding             10,700           10,200
  Additional paid-in capital                                      3,659,800        3,490,100
  Accumulated deficit                                            (4,154,500)      (3,971,900)
                                                                -----------      -----------
    Total stockholders' deficit                                    (484,000)        (471,600)
                                                                -----------      -----------

Total liabilities and stockholders' deficit                     $   128,800      $   135,900
                                                                ===========      ===========







                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                   Three Months Ended March 31,
                                                 --------------------------------
                                                      2002                 2001
                                                 -------------     --------------
                                                   (Restated)

Rental revenue                                   $      5,600      $      5,600

General and administrative expenses                   112,000           171,700
                                                 ------------      ------------

Loss from operations                                 (106,400)         (166,100)

Other income (expense)
  Other income                                           --                 800
  Interest income                                       1,000             5,200
  Interest expense                                    (77,200)          (14,900)
                                                 ------------      ------------

Loss before provision for income taxes               (182,600)         (175,000)

Provision for income taxes                               --                --
                                                 ------------      ------------

Net loss                                         $   (182,600)     $   (175,000)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.02)     $      (0.02)
                                                 ============      ============

Basic and diluted weighted average
  common shares outstanding                        10,436,225         9,372,791
                                                 ============      ============
















                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                          Common Stock
                                                   -------------------------       Additional                         Total
                                                    Number of                       Paid-in        Accumulated      Stockholders'
                                                     Shares          Amount         Capital          Deficit          Deficit
                                                   ----------     ----------     -----------      ------------     -------------

Balance, December 31, 2001                         10,158,700     $   10,200     $ 3,490,100      $(3,971,900)     $  (471,600)

 Common shares issued for cash                        183,100            200          50,200             --             50,400

 Common shares issued for accrued interest of
    $48,000 and interest expense of $71,800           309,700            300         119,500             --            119,800

 Net loss                                                --             --              --           (182,600)        (182,600)
                                                   ----------     ----------     -----------      -----------      -----------

Balance, March 31, 2002 (Restated)                 10,651,500     $   10,700     $ 3,659,800      $(4,154,500)     $  (484,000)
                                                   ==========     ==========     ===========      ===========      ===========






























                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    ----------------------------
                                                                       2002              2001
                                                                    ----------        ----------
                                                                    (Restated)
Cash flows from operating activities:
  Net loss                                                          $(182,600)        $(175,000)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
      Depreciation                                                      4,500             6,400
      Stock issued for interest                                        71,800              --
  Changes in operating assets and liabilities:
      Change in notes receivable-related parties                       (1,000)           (5,200)
      Change in prepaid expenses                                        4,200              --
      Change in accounts payable and accrued expenses                  67,000           (38,700)
                                                                    ---------         ---------
        Net cash used by operating activities                         (36,100)         (212,500)

Cash flows from investing activities:
  Payments on issuance of notes receivable                               --                (700)
  Purchase of fixed assets                                               --              (2,500)
                                                                    ---------         ---------

         Net cash used by investing activities                           --              (3,200)

Cash flows from financing activities:
Proceeds from issuance of common stock                                 50,400              --
  Proceeds from borrowing on notes payable                             65,000              --
  Principal payments on notes payable                                 (88,000)             --
  Proceeds from borrowing on notes payable-related parties             24,000              --
  Principal payments on notes payable-related parties                 (14,700)           (2,000)
                                                                    ---------         ---------
        Net cash provided (used) by financing activities               36,700            (2,000)
                                                                    ---------         ---------

Net increase (decrease) in cash                                           600          (217,700)

Cash, beginning of period                                              14,800           510,800
                                                                    ---------         ---------

Cash, end of period                                                 $  15,400         $ 293,100
                                                                    =========         =========

Supplemental disclosure of cash flow information:
  Cash paid for income taxes                                        $    --           $    --
                                                                    =========         =========
  Cash paid for interest                                            $    --           $    --
                                                                    =========         =========

Schedule of non-cash financing activities:
  Issuance of common stock in satisfaction of
    accrued interest                                                $  48,000         $    --
                                                                    =========         =========





                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   NOTES RECEIVABLE-RELATED PARTIES
     --------------------------------

     Notes receivable-related parties consists of the following as of March 31, 2002:

         Note receivable from S&S Mining, Inc. a joint venture partner
         unsecured, interest imputed at 8%, due on demand                       $     27,800

         Note receivable from an individual, unsecured, interest imputed
         at 8%, due on demand                                                         12,000

         Accrued interest receivable                                                  18,600
                                                                                ------------

                                                                                $     58,400
                                                                                ============

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   NOTES PAYABLE
     -------------

     Notes payable consists of the following as of March 31, 2002:

         Note payable to an entity, secured by 2nd deed of trust,
         bearing interest at 16.0% per annum, maturing November 2005            $    300,000

         Note payable to an entity, secured by deed of trust, bearing
         interest at 6.0% per annum, maturing June 2002                               25,000

         Note payable to an entity, secured by deed of trust, bearing
         interest at 8.0% per annum, maturing June 2002                               25,000

         Note payable to an entity, secured by deed of trust, bearing
         interest at 6.0% per annum, maturing June 2002                               15,000

         Note payable to an individual, secured by 1st deed of trust,
         bearing interest at 8.0% per annum, due on demand                            10,000
                                                                                ------------

                                                                                     375,000
         Less: amounts due within one year                                            75,000
                                                                                ------------

         Long-term portion of notes payable                                     $    300,000
                                                                                ============

5.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable-related parties consists of the following as of March 31, 2002:

         Note payable to a shareholder, unsecured, bearing interest
         at 1.0% per annum, due on demand                                       $     74,700

         Note payable to a shareholder, unsecured, bearing interest
         at 20.7% per annum, due on demand                                            19,500

         Note payable to a shareholder, unsecured, bearing interest
         at 7.5% per annum, maturing July 2002                                        11,300

         Note payable to a shareholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2003                                     5,000

         Note payable to a shareholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2003                                     2,000

         Note payable to a shareholder, unsecured, bearing interest
         at 24.0% per annum, maturing May 2002                                           800
                                                                                ------------

                                                                                     113,300
         Less: amounts due within one year                                           113,300
                                                                                ------------

         Long-term portion of notes payable                                     $         --
                                                                                ============

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   RESTATED FINANCIAL STATEMENTS
     -----------------------------

     The Company determined that certain entries were not made during the three months ended March 31, 2002. The following condensed statement of operations for the three months ended March 31, 2002 depicts account balances that have been restated to reflect such corrected amounts:

                                             Three Months      Three Months       RESTATED
                                                Ended         March 31, 2002      Increase
                                            March 31, 2002      (RESTATED)       (Decrease)
                                            --------------    --------------    -------------

Revenue                                     $      5,600      $      5,600      $       --
General and administrative expenses              112,100           112,000              (100)
                                            ------------      ------------      ------------
Loss from operations                            (106,500)         (106,400)              100
Other income (expense)
   Interest income                                 1,000             1,000              --
   Interest expense                              (41,400)          (77,200)          (35,800)
                                            ------------      ------------      ------------
Loss before provision for income taxes          (146,900)         (182,600)          (35,700)
Provision for income taxes                          --                --                --
                                            ------------      ------------      ------------
Net loss                                    $   (146,900)     $   (182,600)     $    (35,700)
                                            ============      ============      ============
Basic and diluted loss per common share     $      (0.01)     $      (0.02)     $      (0.01)
                                            ============      ============      ============
Basic and diluted weighted average
   common shares outstanding                  10,486,357        10,436,225        10,436,225
                                            ============      ============      ============

     For the three months ended March 31, 2002, the restatement in the statement of operations was primarily related to interest expense for which the Company had two changes. First, the Company reevaluated accrued interest and determined it was overstated by approximately $36,000. Accordingly, the Company decreased the balance by $36,000 to properly reflect the accrued interest and related interest expense. Second, the Company issued 309,700 shares of its common stock in satisfaction of accrued interest of $48,000 in accordance with an agreement which stated that the number of shares to be issued would be based on 50% of the lowest trading price from November 2000 to December 2001 ($0.155), in relation to the outstanding accrued interest balance. Accordingly, the issuance of these shares was recorded based upon the accrued interest balance rather than the fair value of such shares issued. The Company has re-evaluated this transaction and determined the issuance of such shares should be recorded at the fair value. As a result, the Company recorded and additional $71,800 of interest expense for the three months ended March 31, 2002.

     The Company also determined that the number of outstanding shares was not recorded correctly and increased from 10,514,400 to 10,651,500. The change in the net loss and increase of the recalculated basic and diluted weighted average common shares outstanding increased the basic and diluted loss per common shares from $(0.01) to $(0.02).

7.   Going Concern
     -------------

     The Company incurred a net loss of approximately $182,600 for the three months ended March 31, 2002. The Company's current liabilities exceed its current assets by approximately $230,100 as of March 31, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             CAN-CAL RESOURCES LTD.
          SUPPLEMENTAL SCHEDULE I - GENERAL AND ADMINISTRATIVE EXPENSES
                                   (UNAUDITED)




                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2002             2001
                                                    -----------      -----------
                                                     (Restated)

General and administrative expenses
  Accounting and legal                              $   25,900       $    3,000
  Consulting                                            24,900           33,400
  Salaries and wages                                    15,000             --
  Office rent                                            8,000            7,900
  Insurance                                             12,700            8,000
  Travel and entertainment                               4,700           23,600
  Depreciation                                           4,500            6,400
  Office expense                                         3,200           18,400
  Miscellaneous                                          3,100            1,700
  Mine exploration                                       2,800           59,300
  Utilities                                              2,200            1,500
  Equipment rental                                       1,900            1,600
  Telephone                                              1,800            2,700
  Payroll taxes                                          1,200             --
  Advertising and promotion                                100            1,200
  Repairs and maintenance                                 --              2,900
  Bank charges                                            --                100
                                                    ----------       ----------
      Total general and administrative expenses     $  112,000       $  171,700
                                                    ==========       ==========

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


(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of March 31, 2002, the Company had a working capital deficit of $230,100. The working capital deficit as of December 31, 2001, was $70,200.

     The Company had no operating income or cash flow from its mineral operations for the three months ended March 31, 2002 or the three months ended March 31, 2001. The Company sustained a loss from operations of $106,400 for the three month period ended March 31, 2002, compared to a loss of $166,100 for the three period ended March 31, 2001. The decreased loss was primarily due to decreases in mine exploration costs of $56,500; travel and entertainment costs of $18,900; consulting fees of $8,500, and office expense of $15,200. These reductions were offset by increases in salaries and wages of $15,000; accounting and legal fees of $22,900, and insurance costs of $4,700.

     Costs and expenses decreased approximately $59,700 to $112,000 (compared to $171,700 in 2001). The changes in costs and expenses, stated as changes for the period ended March 31, 2002 compared to the same period for 2001, were due to:

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

     o Office expense decreased $15,200. During the three month period ended March 31, 2001, we established an office at the Nye County lab facility. Establishment of the office resulted in one time expenses for equipment and supplies. The facility was closed on December 31, 2001.

     o Mine exploration costs decreased $56,500 due to a reduction in the amount of third party assay tests performed for the company and discontinuation of exploration on the Owl Canyon property.

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

                           PART II - OTHER INFORMATION


ITEM 2.  CHANGES IN SECURITIES.

     (c) In the three months ended March 31, 2002, the Company sold 46,000 shares of restricted common stock to two Canadian investors, and two private companies controlled and owned by Canadian residents for proceeds of $16,100. These investors were also issued warrants to purchase a total of 46,000 shares at $0.35 per share. In addition, the Company sold 137,100 shares of restricted common stock to various investors for proceeds of $34,300. These investors were also issued warrants to purchase a total of 137,100 shares at $0.25 per share. No broker-dealer was involved in these transactions, and no fees were paid in connection therewith.



     The Company also issued 309,677 restricted common shares to a lender (First Colony Merchant) for payment of acrrued interest of $48,000 and interest expense of $71,800.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.

          No.   Description                                             Page No.
          ---   -----------                                             --------

          99.1  Certification Pursuant to Section 1350 of
                Chapter 63 of Title 18 of the United States Code..............16


     (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended March 31, 2002.



                               SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 CAN-CAL RESOURCES LTD.
                                                 (REGISTRANT)


     Date:  October 7, 2002                 By:    /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 RONALD D. SLOAN, President

         CERTIFICATION PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT


I, Ronald D. Sloan, certify that:

1. I have reviewed this amended quarter report on form 10-QSB/A of Can-Cal Resources Ltd.;

2. Based on my knowledge, this amended report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, misleading with respect to the period covered by this amended report.

3. Based on my knowledge, the financial statements, and other financial information included in this amended report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this amended report.


Date:  October 7, 2002

  /s/  Ronald D. Sloan

Ronald D. Sloan,
President