Form 10QSB
period 2002-09-30
CAN CAL RESOURCES LTD
filed 2002-11-15
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X    Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934 For the fiscal quarter ended September 30, 2002

       Transition Report under Section 13 or 15(d) of the Securities
-----  Exchange Act of 1934. For the transition period from _____ to _____.

       Commission File No. 0-26669

                             Can-Cal Resources, Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                      88-0336988
----------------------------------         -------------------------------------
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
                                                          Yes    X    No
                                                                -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                        Outstanding on November 12, 2002
----------------------------------     -----------------------------------------
 Common Stock, Par Value $.001.                     11,575,695

Transitional Small Business Disclosure Format (Check one): Yes        No   X
                                                               -----     -----

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

Item 1.   Financial Statements

          Balance sheets                                                     4

          Statements of operations                                           5

          Statements of changes in stockholders' deficit                     6

          Statements of cash flows                                           7

          Notes to financial statements                                   8-11

          Supplementary schedule:
            Supplemental schedule I --
            Operating, general and administrative expenses                  12

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13-15

Item 3.   Controls and Procedures                                           15

PART II.  Other Information

Item 2.   Changes in Securities                                             16

Item 3.   Defaults Upon Senior Securities                                   16

Item 4.   Submission of Matters to a Vote of Shareholders                   16

Item 5.   Other Events                                                      16

Item 6.   Exhibits and Reports on Form 8-K                                  16

          Signatures                                                        17

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                                 BALANCE SHEETS

                                     ASSETS

                                                                     September 30,      December 31,
                                                                          2002               2001
                                                                     -------------      ------------
                                                                      (Unaudited)
Current assets
    Cash                                                             $      22,100      $    14,800
    Notes receivable-related parties                                        53,700           57,400
    Prepaid expenses                                                        15,800           13,100
                                                                     -------------      -----------
      Total current assets                                                  91,600           85,300

Fixed assets, net                                                           55,000           48,600

Other assets                                                                13,400            2,000
                                                                     -------------      -----------

Total assets                                                         $     160,000      $   135,900
                                                                     =============      ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                         $     150,700      $    86,300
    Due to stockholder                                                      18,400           21,600
    Notes payable-related parties - current portion                        191,300           47,600
    Other current liabilities                                               30,200             --
                                                                     -------------      -----------
      Total current liabilities                                            390,600          155,500

Long-term liabilities
    Notes payable-related parties - long-term portion                      300,000          452,000
    Convertible note payable-related party                                 120,000             --
                                                                     -------------      -----------

Total liabilities                                                          810,600          607,500

Commitments and contingencies                                                 --               --

Stockholders' deficit
    Common stock; $0.001 par value; 15,000,000 shares
       authorized, 11,406,616 shares issued and outstanding                 11,400           10,200
    Additional paid-in capital                                           3,864,400        3,490,100
    Unamortized loan fees                                                  (25,800)            --
    Accumulated deficit                                                 (4,500,600)      (3,971,900)
                                                                     -------------      -----------
      Total stockholders' deficit                                         (650,600)        (471,600)
                                                                     -------------      -----------

Total liabilities and stockholders' deficit                          $     160,000      $   135,900
                                                                     =============      ===========


                 See Accompanying Notes to Financial Statements
                                       4

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                --------------------------------     -------------------------------
                                                    2002                2001              2002              2001
                                                -----------         ------------     -----------        ------------

Rental revenue                                  $     5,600         $     6,900      $    16,900        $    29,500

General and administrative expenses                 154,500             158,500          411,600            486,800
                                                -----------         -----------      -----------        -----------

Loss from operations                               (148,900)           (151,600)        (394,700)          (457,300)

Other income (expense)
    Other income                                         --                  --               --                800
    Interest income                                   1,200               1,300            3,100              9,300
    Interest expense                                (29,500)            (10,100)        (137,100)           (44,200)
                                                -----------         -----------      -----------        -----------

Loss before provision for income taxes             (177,200)           (160,400)        (528,700)          (491,400)

Provision for income taxes                               --                  --               --                 --
                                                -----------         -----------      -----------        -----------

Net loss                                        $  (177,200)        $  (160,400)     $  (528,700)       $  (491,400)
                                                ===========         ===========      ===========        ===========

Basic and diluted loss per common share         $     (0.02)        $     (0.02)     $     (0.05)       $     (0.06)
                                                ===========         ===========      ===========        ===========

Basic and diluted weighted average
    common shares outstanding                    11,175,200           8,484,900        10,799,200         8,719,700
                                                ===========         ===========      ===========        ===========




                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)




                                                                Common Stock
                                                          -------------------------       Additional
                                                           Number of                       Paid-in
                                                            Shares          Amount         Capital
                                                          ----------     -----------     -----------

Balance, December 31, 2001                                10,158,738     $    10,200     $ 3,490,100

Common shares issued for cash                                835,920             800         212,800

Common shares issued for cash
  related to Dutchess Private Equities
  Fund, net of offering costs of $200                         32,281            --             5,500

Common shares issued for principal payment
   of $48,000 on note payable - related party,
   including interest of $71,800                             309,677             300         119,500

Common shares issued for services                             70,000             100          25,300

Unamortized loan fees                                           --              --              --

Current period amortization of unamortized loan fees            --              --              --

Deemed interest expense related to
  conversion feature of note payable                            --              --            11,200

Net loss                                                        --              --              --
                                                          ----------     -----------     -----------

Balance, September 30, 2002                               11,406,616     $    11,400     $ 3,864,400
                                                          ==========     ===========     ===========




                 See Accompanying Notes to Financial Statements
                                       6a

                             CAN-CAL RESOURCES LTD.
                            STATMENTS OF CASH FLOWS
                                  (UNAUDITED)



                                                                                            Total
                                                          Unamortized    Accumulated     Stockholders'
                                                           Loan fees        Deficit        Deficit
                                                          ----------     -----------     -------------

Balance, December 31, 2001                                $    --       $(3,971,900)     $  (471,600)

Common shares issued for cash                                  --               --          213,600

  Common shares issued for cash
  related to Dutchess Private Equities
  Fund, net of offering costs of $200                          --               --            5,500

Common shares issued for principal payment
   of $48,000 on note payable - related party,
   including interest of $71,800                               --               --          119,800

Common shares issued for services                              --               --           25,400

Unamortized loan fees                                       (30,200)            --          (30,200)

Current period amortization of unamortized loan fees          4,400             --            4,400

Deemed interest expense related to
  conversion feature of note payable                           --               --           11,200

Net loss                                                       --           (528,700)      (528,700)
                                                         ----------      -----------     -----------
Balance, September 30, 2002                              $  (25,800)     $ 4,500,600)    $ (650,600)
                                                         ==========      ===========     ==========




                 See Accompanying Notes to Financial Statements
                                       6b

                                                                 Nine Months Ended September 30,
                                                                 -------------------------------
                                                                   2002                  2001
                                                                 ---------            ----------

Cash flows from operating activities:
    Net loss                                                     $(528,700)           $(491,400)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Depreciation                                                  16,600               19,700
      Stock issued for services                                     25,400                 --
      Stock issued for interest                                     71,800                 --
      Deemed interest expense                                       11,200                 --
      Current period amortization of unamortized loan fees           4,400                 --
    Changes in operating assets and liabilities:
      Change in notes receivable-related parties                     3,700               (5,800)
      Change in prepaid expenses                                    (2,700)                --
      Change in other assets                                       (11,400)              (3,700)
      Change in accounts payable and accrued expenses               55,700              (13,900)
      Change in due to shareholder                                  (3,200)                --
      Change in other current liabilities                           30,200                 --
                                                                 ---------            ---------
         Net cash used by operating activities                    (327,000)            (495,100)

Cash flows from investing activities:
    Payments for issuance of notes receivable                         --                   --
    Proceeds from payments on notes receivable                        --                   --
    Purchase of fixed assets                                       (23,000)              (2,500)
                                                                 ---------            ---------
         Net cash used by investing activities                     (23,000)              (2,500)

Cash flows from financing activities:
    Proceeds from issuance of common stock                         219,100               58,300
    Proceeds from borrowing on notes payable-related parties        79,000               52,500
    Principal payments on notes payable-related parties            (60,800)             (22,500)
    Proceeds from convertible debenture                            120,000                 --
                                                                 ---------            ---------
         Net cash provided by financing activities                 357,300               88,300

Net increase (decrease) in cash                                      7,300             (409,300)

Cash, beginning of period                                           14,800              510,800
                                                                 ---------            ---------
Cash, end of period                                              $  22,100            $ 101,500
                                                                 =========            =========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                   $    --              $    --
                                                                 =========            =========
    Cash paid for interest                                       $    --              $    --
                                                                 =========            =========

Schedule of non-cash financing activities:

    Issuance of common stock for principal payment on
      note payable - related party                               $  48,000            $    --
                                                                 =========            =========

    Accrued interest added to principal on notes
      payable - related parties                                  $  21,500            $    --
                                                                 =========            =========

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.  BASIS OF PRESENTATION

    The accompanying financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The financial statements should be read in conjunction with the Forms 10-KSB for the year ended December 31, 2001 of Can-Cal Resources Ltd. ("the Company").

    The interim financial statements present the balance sheet, statements of income, stockholders' equity and cash flows of Can-Cal Resources, Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

    The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2002 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.  NOTES RECEIVABLE-RELATED PARTIES

    Notes receivable-related parties consisted of the following as of September 30, 2002:

        Note receivable from S&S Mining, Inc. a joint venture partner
        unsecured, interest imputed at 8%, due on demand                        $  27,800

        Note receivable from a stockholder, unsecured,
        interest imputed at 8%, due on demand                                      12,000

        Accrued interest receivable                                                13,900
                                                                                ---------

                                                                                $  53,700

4.  NOTES PAYABLE-RELATED PARTIES

    Notes payable consisted of the following as of September 30, 2002:

        Note payable to a stockholder, secured by 2nd deed of trust, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005. (Note: The Company is in default of its first semi-annual interest payment of $24,000 but is currently negotiating forbearance on
        collection of the interest)                                             $ 300,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing July 2003                                      70,300

        Note payable to a stockholder, secured by deed of trust,
        bearing interest at 8.0% per annum, due on demand                          25,800

        Note payable to an entity owned by a stockholder, unsecured,
        Bearing interest at 5% per annum, maturing July 2003                       19,700

        Note payable to an entity owned by a stockholder, unsecured,
        Bearing interest at 5% per annum, maturing July 2003                       19,900

        Note payable to a stockholder, secured by deed of trust,
        bearing interest at 8.0% per annum, due on demand                          15,500

        Note payable to an entity, secured by deed of trust, bearing
        interest at 8.0% per annum, due on demand                                  13,300

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing July 2003                                      11,800

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing February 2003                                   5,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing April 2003                                      5,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing April 2003                                      3,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing February 2003                                   2,000
                                                                                ---------

                                                                                  491,300
        Less: amounts due within one year                                         191,300
                                                                                ---------

        Long-term portion of notes payable                                      $ 300,000
                                                                                =========

5.  OTHER CURRENT LIABILITIES

    Other current liabilities consist of the following as of September 30, 2002:

        50,000 warrants due related to convertible note payable (see Note 6)        16,700

        30,000 shares due related to convertible note payable (see Note 6)          13,500
                                                                                ----------

                                                                                $   30,200
                                                                                ==========

6.  CONVERTIBLE NOTE PAYABLE-RELATED PARTY

    As of September 30, 2002 convertible note payable-related party totaling $120,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $13,400 in loan fees and other expenses which were capitalized and recorded as other assets which will be expensed over the life of the loan using the straight-line method. For the nine months ended September 30, 2002, the Company amortized $2,000 of the loan fees and related expenses as interest expense. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to free-trading common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen prior trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion.

    Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company anticipates it will record significant amounts of deemed interest in the future as funds are drawn on the loan. During the nine months ended September 30, 2002, the Company recorded $11,200 of deemed interest expense relating to this conversion feature.

    As of September 30, 2002, the stockholder/lender was due warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option pricing model was $16,700 and recorded as unamortized loan fees, of which $2,400 was recorded as interest expense during the nine months ended September 30, 2002. The Company has recorded a liability of $16,700 for the warrants which is included in other current liabilities totaling $30,200.

    As of September 30, 2002, the stockholder/lender was also due 30,000 shares of the Company's common stock for legal fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $2,000 was recorded as general and administrative expenses during the nine months ended September 30, 2002. The Company has recorded a liability of $13,500 for the 30,000 shares which is included in other current liabilities totaling $30,200.

7.  GOING CONCERN

    The Company incurred a net loss of approximately $529,000 for the nine months ended September 30, 2002. The Company's current liabilities exceed its current assets by approximately $299,000 as of September 30, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

    The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.  SUBSEQUENT EVENTS

    During October 2002, the Company issued 133,400 shares of the Company's common stock for $33,400 in cash.

    During October 2002, the Company issued 35,679 shares of the Company's common stock for $4,600 in cash related to the Dutchess Private Equities Fund, net of offering costs of $700.

                                                     Three Months Ended September 30,     Nine Months Ended September 30,
                                                     --------------------------------     -------------------------------
                                                          2002               2001             2002                2001
                                                     -------------      -------------     ------------       ------------
General and administrative expenses
    Advertising and promotion                         $     2,300       $        --        $   19,600         $    3,300
    Bad debts                                               4,500                --             4,500                 --
    Bank charges                                               --               100               100                200
    Consulting                                             31,100            45,000            81,200            135,500
    Depreciation                                            7,500             6,700            16,600             19,700
    Insurance                                              19,200             3,900            42,700             24,500
    Lease expense                                           2,200             2,500             6,600              6,900
    Mine exploration                                       26,800            32,000            59,200            112,400
    Miscellaneous                                             800             1,000               800              6,100
    Office expense                                          2,400            13,600             6,000             44,400
    Office rent                                             7,900             7,900            23,800             23,800
    Professional fees                                      30,000             9,300            85,700             17,300
    Property taxes                                             --                --             3,200                 --
    Repairs and maintenance                                   800               700             2,700              4,800
    Salaries and wages                                     15,000            15,000            45,000             15,000
    Telephone                                               2,500             2,400             5,400              8,500
    Travel and entertainment                                   --            15,900             3,400             57,600
    Utilities                                               1,500             2,500             5,100              6,800
                                                      -----------       -----------        ----------
      Total general and administrative expenses       $   154,500       $   158,500        $  411,600         $  486,800
                                                      ===========       ===========        ==========         ==========

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

     There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be profitably extracted from the Pisgah property.

     The Company has no present plans to conduct any activities or operations on any of its other properties.

     During the nine months ended September 30, 2002, we sold 789,920 restricted common shares for a total of $197,479.50, and issued warrants to purchase 789,920 restricted common shares, exercisable at $0.25 per share. We also sold 46,000 restricted common shares for a total of $16,100.00, and issued warrants to purchase 46,000 restricted common shares, exercisable at $0.35 per share.

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

     During the three and nine months ended September 30, 2002, we sold 32,281 non-restricted common shares for a total of $5,488 (net of offering costs of $216) to Dutchess Private Equities Fund under the Investment Agreement. Accordingly, as of September 30, 2002, the company has received total advances of $5,488 of the total $8,000,000 available under the Investment Agreement. See the company's Form 10-KSB for the year ended December 31, 2001 for information regarding the Investment Agreement.

     During the three months ended September 30, 2002, we issued 30,000 restricted common shares to Joesph B. Larocco, attorney for Dutchess Fund for legal services rendered.

     At September 30, 2002, we had approximately $22,100 cash available to sustain operations, which would cover two months operations maximum. In advance of such sales, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and outcome of the discussions with other companies cannot be predicted.

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

(b) Liquidity and Capital Resources and Results of Operations

     As of September 30, 2002, the Company had a working capital deficit of $299,000.

     The Company had no operating income or cash flow from its mineral operations for the nine months ended September 30, 2002. The Company recorded rental revenue of $16,900 during the nine months ended September 30, 2002, compared to $29,500 for the nine months ended September 30, 2001. The Company sustained a loss from operations of $394,700 for the nine month period ended September 30, 2002, compared to a loss of $457,300 for the nine months ended September 30, 2001. The decreased loss resulted from a decrease in general and administrative expenses.

     General and administrative expenses decreased approximately $75,200 to $411,600 (compared to $486,800 in 2001). The changes in costs and expenses, stated as changes for the period ended September 30, 2002 compared to the same period for 2001, were due to:

     o Advertising and promotion expenses increased by $16,300 due to substantial revisions in the layout and content of our website, and investor relations program being initiated.

     o Bad debt expense increased by $4,500 due to write-off of interest receivable. There was no bad debt expense during the same period in 2001.

     o Consulting fees decreased by $54,300 due to less outside consultant research and development.

     o Depreciation decreased by $3,100 because some of our equipment has been fully depreciated.

     o Insurance costs increased $18,200 due to increases in insurance premiums.

     o Bank charges and lease expenses decreased by a total of $400 due to less fees and as a result of equipment purchased for the lease property.

     o Mine exploration costs decreased $53,200 due to a reduction in the amount of third party assay tests performed for the company and discontinuation of exploration on the Owl Canyon property.

     o Miscellaneous costs decreased by $5,300 as a result of reclassification of expenses.

     o Office expense decreased $38,400. During fiscal 2001, we established an office at the Nye County lab facility. Establishment of the office resulted in one time expenses for equipment and supplies. The facility was closed on December 31, 2001.

     o Professional fees increased $68,400 primarily due to additional bookkeeper, accounting and legal fees related to non-recurring fees associated with the filing of two SB-2 registration statements and amendments thereto.

     o Property taxes increased by $3,200 due to late receipt of tax bill. There were no property taxes paid during the same period of the previous year.

     o Repairs and maintenance decreased by $2,100 due to less repairs and maintenance needing done.

     o Salaries and wages increased by $30,000 because we agreed in June 2001 to pay the company's chief executive officer a salary of $60,000 per year, which has been accrued. There were no salary and wages during the same period in 2001.

     o Telephone expenses decreased by $3,100 due to lower long distance rates

     o Travel and entertainment costs decreased $54,200 due to less travel by directors and less travel expenses incurred for consultants.

     o Utilities decreased by $1,700 due to less use of air conditioning during the summer months.

     The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and/or exploration of its mineral properties. However, the Company intends to build a production facility in 2003 if funds are realized from the Investment Agreement (see Plan of Operation, above).

     Subsequent to the quarter ended September 30, 2002, we sold 133,400 restricted common shares for a total of $33,350.00, and issued warrants to purchase 133,400 restricted common shares, exercisable at $0.25 per share.

     Also, subsequent to the end of the quarter we sold 35,679 non-restricted common shares for $4,637, net of offering costs of $672, to Dutchess Private Equities Fund under the Investment Agreement. See the company's Form 10-KSB for the year ended December 31, 2001 for information on the Investment Agreement.

     Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves. If that occurs, the Company may capitalize certain of those expenses.


Item 3.   Controls and Procedures

     In the 90 day period before the filing of this report, the certifying officer of the Company has evaluated the effectiveness of the company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to insure that all of the information required to be disclosed by the company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to company management, as appropriate to allow management to make timely decisions regarding required disclosure.

     Subsequent to date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.


                           PART II - OTHER INFORMATION

Item 2.  Changes in Securities.

     (c) During the three months ended September 30, 2002, we sold 300,698 restricted common shares for a total of $75,174.00, and issued warrants to purchase 300,698 restricted common shares, exercisable at $0.25 per share. We also sold 32,281 non-restricted common shares for a total of $5,488, net of offering costs of $216, to Dutchess Private Equities Fund under the Investment Agreement. See the company's Form 10-KSB for the year ended December 31, 2001 for information regarding the Investment Agreement.

     We also issued 30,000 restricted common shares to Joesph B. Larocco, attorney for Dutchess Fund for legal services rendered totaling $11,340.

Item 3.  Defaults Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Shareholders.

     Not applicable.

Item 5.  Other Events.

         Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits. Page No.

         99.1     Certifications pursuant to Section 1350 of Chapter 63
                  of Title 18 of the United States Code                      18

     (b) Reports on Form 8-K. On July 26, 2002, the Company filed a Form 8-K reporting the issuance of an unsecured convertible debenture to Dutchess Private Equities Fund, L.P. (a Delaware limited partnership) and a testing program initiated on the Company's Cerbat property.

                                   Signatures

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAN-CAL RESOURCES LTD.
                                             (Registrant)



Date: November 13, 2002                      By:   /s/  Ronald D. Sloan
                                                  ------------------------------
                                                  RONALD D. SLOAN, President

                                  CERTIFICATION

     I, Ronald D. Sloan, certify that:

1.   I have reviewed this quarterly report on Form 10-QSB of Can-Cal Resources
Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 13th day of November, 2002.

                                             /s/  Ronald D. Sloan
                                            ------------------------------------
                                            Ronald D. Sloan,
                                            Chief Executive Officer and
                                            Chief Financial Officer