Form 10KSB
period 2002-12-31
CAN CAL RESOURCES LTD
filed 2003-04-15
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2002.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.
Commission file number 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Nevada                                       86-0865852
--------------------------------------------     -------------------------------
     (State or other jurisdiction of                    (I.R.S. Employer
      incorporation or organization)                     Identification No.)

    8221 Cretan Blue Lane,  Las Vegas, NV                  89128
--------------------------------------------     -------------------------------
  (Address of principal executive offices)               (Zip Code)

Issuer's telephone number, (702) 243 - 1849
                           ----------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such
filing requirements for the past 90 days.  YES X    NO  ____

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues in fiscal year 2002 were $22,800.

     Aggregate market value of the voting stock held by non-affiliates as of April 11, 2003: $1,993,207

     Number of common shares outstanding as of April 11, 2003: 11,881,357 Number of preferred shares outstanding as of April 11, 2003: -0-

    Documents incorporated by reference:  None.
    However, exhibits are incorporated. See Item 13.
    Transitional Small Business Disclosure Format:  YES ____    NO   X

                           FORWARD LOOKING STATEMENTS

     Except for historical and current information, all the information in this prospectus are considered to be "forward looking" statements. Specifically, all statements (other than statements of historical and current information) regarding financial and business strategy and the performance objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to them. These statements involve known risks such as lack of capital to put our properties into production, disappointing recoveries of precious metals from our properties once we put them into production, higher than expected production costs, declining market prices for precious metals, and delays or increased costs to obtain production or mining permits.

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

RISK FACTORS

     We are an exploration company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2002, the company recorded a net loss of $709,300 and had an accumulated stockholders' deficit of $4,681,200 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

     We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

     Further, exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

     o    Bank or other debt financing,

     o    Equity financing, or

     o    Other means.

     As a mineral exploration company, our ability to commence production and generate profits is dependent on our ability to discover viable and economic mineral reserves. Our ability to discover such reserves is subject to numerous factors, most of which are beyond our control and are not predictable. Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

     o    The location of economic ore bodies,

     o    Development of appropriate metallurgical processes,

     o    Receipt of necessary governmental approvals and

     o Construction of mining and processing facilities at any site chosen for mining.

     The commercial viability of a mineral deposit is dependent on a number of factors including:

     o    The price of gold,

     o    Exchange rates,

     o The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, importing and exporting gold and environmental protection.

     The effect of these factors cannot be accurately predicted.

     All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. We cannot assure that current or proposed exploration or development programs on properties in which we have an interest will result in the discovery of gold or other mineral reserves or will result in a profitable commercial mining operation.

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

     SOME OF OUR PISGAH PROPERTY ASSAY RESULTS MAY BE UNRELIABLE. From time to time we have used non-standard procedures to sample and assay the volcanic cinder materials for precious metals and much of the assaying has been conducted by the company. Some of these procedures could have introduced contamination into the tested materials, which can cause the assay results to be unreliable.

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

     TESTING TO DATE HAS FOCUSED PRINCIPALLY ON ASSAYING MATERIALS FOR PRECIOUS METALS CONTENT, WITH VERY LIMITED TESTING OF HOW TO PROCESS MATERIALS FOR PRODUCTION. The various procedures we have used to assay the volcanic cinder samples have not addressed what metallurgical procedures would be suited to process precious metals out of the materials. Even if independent reserve reports indicate the presence of precious metals, further extensive work will be needed in the form of a feasibility study to determine if the precious metals (if any are shown likely to be present in the property) in fact can be processed out of the material at a profit. Some companies decide that even though one of their properties contains valuable minerals, it is impossible to remove them profitably in commercial production.

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

     WE HAVE A HISTORY IN 2001 AND 2002 OF LATE PAYMENTS ON DEBT, AND WE COULD LOSE THE PISGAH PROPERTY IF DEBT SECURED BY IT IS NOT PAID OR RESTRUCTURED IN 2003. This is a risk to the company. At December 31, 2002 the company owed one lender $482,151 under five separate notes secured by a deed of trust on the Pisgah property. Payments due in 2001 and 2002 were not timely made; payments due in 2001 were deferred to 2002 and then deferred to 2003. If we don't pay all the amounts due on time, or cannot restructure the debts to give us more time to pay, we could lose the Pisgah property through foreclosure. Loss of the Pisgah property would be a significant adverse development for the company, as Pisgah and Cerbat are presently our two most important properties. See "Business - Properties Pisgah Property - Debt Transactions."

     Gold prices can fluctuate on a material and frequent basis due to numerous factors beyond our control. If and when we commence production, our ability to generate profits from operations could be materially and adversely affected by such fluctuating prices.

     Changes in regulatory or political policy could adversely affect our exploration and future production activities. Any changes in government policy may result in changes to laws affecting: ownership of assets, land tenure, mining policies, taxation, environmental regulations, and labor relations.

     Compliance with environmental regulations could adversely affect our exploration and future production activities. There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations.

     All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. If and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves, resources and corresponding grades being dedicated to future production. Until reserves or resources are actually mined and processed, the quantity of reserves or resources and grades must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

     We are dependent on a relatively small number of key personnel, the loss of any one of whom could have an adverse effect on us. In addition, while one of our officers has experience in the exploration and operation of gold producing properties, we will remain highly dependent upon contractors and third parties in the performance of our exploration and development activities. As such there can be no guarantee that such contractors and third parties will be available to carry out such activities on our behalf or be available upon commercially acceptable terms.

     There are uncertainties as to title matters in the mining industry. We believe that we have good title to our properties; however, defects in such title could have a material adverse effect on us. We have investigated our rights to explore, exploit and develop our various properties in manners consistent with industry practice and, to the best of our knowledge, those rights are in good standing. However, we cannot assure that the title to our properties will not be challenged or impugned by third parties or governmental agencies. In addition, there can be no assurance that the properties in which we have an interest are not subject to prior unregistered agreements, transfers or claims and title may be affected by undetected defects. Any such defects could have a material adverse effect on us.

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

(a)(2)   Any Bankruptcy, Receivership or Similar Proceeding

         None.

(a)(3) Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business

     None.

(b)  Business of Issuer

     (b)(1) The company is engage in the acquisition and exploration of precious metals mineral properties. Since 1996, we have examined various mineral properties prospective for precious metals and minerals, and have acquired those we believe may contain precious metals and minerals. Our properties are located in California and Arizona. We have not established that any of the properties contain reserves (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). Further exploration will be needed before a final determination can be made whether any property is economically and legally feasible. Therefore, we presently have no reserves.

     In 2002, we used the proceeds of a loan from Dutchess Fund to evaluate the feasibility of processing dump materials (leftovers from earlier mining many years ago by other companies), and possibly some new material to be mined out of existing underground mines, on the Cerbat property in Arizona. Based on grab sample testing by our employees, these materials appear to contain gold and silver. A small process plant was installed at Cerbat in 2002 to test a limited amount of dump material from one of several stockpiles located on the property. The results of this limited testing were less than satisfactory. Substantial amounts of additional testing, drilling, sampling, assaying and engineering studies, and confirmation of the presence of precious metals would be necessary to determine whether any materials on the Cerbat property contain sufficient amounts of precious metals to constitute "reserves," and whether any such reserves are capable of economic production.

     We have analyzed materials from the Owl Canyon and Pisgah properties, both in California, to determine if precious metals are present.

     We will continue to hold the Owl Canyon and other properties and resume testing and evaluation of the other properties when capital is available. Presently no dates have been set to initiate such testing and evaluation.

     Prospective investors should note carefully that the company is engaged in the exploration of precious metals mineral properties. Even though the testing program on the Pisgah property volcanic cinders indicate that precious metals may exist on the Pisgah property, and our limited internal testing of the Cerbat property indicates that precious metals may exist on the Cerbat property, we cannot assure you that an economically viable mineral deposit exists on either of the properties.

     Executive offices are located at 8221 Cretan Blue Lane, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

(b)(2) Distribution methods of products or services. Not applicable.

(b)(3) The company has not publicly announced any new product(s) or service(s).

(b)(4) The evaluation and acquisition of precious metals, mining properties and mineral properties is competitive; as there are numerous companies involved in the mining and minerals business.

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

     The company's decision as to whether any of the mineral properties it now holds, or which it may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to: 1. the ability to obtain all required permits; 2. costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities; 3. availability and costs of financing; 4. ongoing costs of production; 5. market prices for the metals to be produced; and 6. the existence of reserves or mineralization with economic grades of metals or minerals. No assurance can be given that any of the properties the company owns, leases or acquires contain (or will contain) commercially mineable mineral deposits, and no assurance can be given that the company will ever generate a positive cash flow from production operations on such properties. Although many companies and individuals are engaged in the mining business, including large, established mining companies, there is a limited supply of minerals land presently available for claim staking, lease or other acquisition in the southwestern United States, where the company conducts its activities.

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

(b)(8) Exploration and mining operations are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah property. See Item 2, Description of Properties - Volcanic Cinders Property - Mining Lease Agreement with Twin Mountain Rock Venture.

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000.

(b)(12) The company's Chief Executive Officer, Ronald D. Sloan, is the company's only full-time employee. Anthony F. Ciali, President, is currently working under a Management Consulting Agreement. At the present time, there are various independent contractors performing services. Those services have included the use of facilities and equipment owned by such persons as well as the services of such persons for performing testing and extraction procedures.

FINANCING TRANSACTIONS

     On October 4, 2001 we signed an Investment Agreement with Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC to sell up to $8,000,000 in shares of common stock to Dutchess Fund and DRH, in equal amounts. This Investment Agreement is an "equity line" agreement, We also issued shares of common stock to Dutchess Fund and May Davis Group, Inc., and to Dutchess Advisors, Ltd. (advisor to Dutchess Fund), and to the attorney for Dutchess Fund and DRH, for fees in connection with the Investment Agreement. Reference is made to the annual report on Form 10-KSB for the year ended December 31, 2001 for a description of the Investment Agreement and related transactions.

     Less than $11,000 of stock was sold to Dutchess Fund and DRH under the Investment Agreement.

     One of the conditions to the company's selling stock to Dutchess Fund and DRH, is that resale to the public of stock bought by Dutchess Fund and DRH is registered with the Securities and Exchange Commission. We filed such a registration statement, but we do not believe it currently can be used for resale purposes. We may renegotiate the terms of the Investment Agreement, with Dutchess Fund only, cancel the original Investment Agreement and enter into a new agreement. In that event the current registration statement on file with the Securities and Exchange Commission will be withdrawn, and a new registration statement will be filed, covering resale of the shares which may be purchased in the future under the new agreement.

     Also, we have agreed to issue options to National Financial Communications Corp. to purchase 200,000 shares of common stock at an exercise price of $1.00 per share. The options will be exercisable when delivered and will expire September 15, 2004.

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

     PISGAH, CALIFORNIA PROPERTY.

     GENERAL, TESTING. The company has fee title to a "volcanic cinders" property at Pisgah, San Bernardino County, California. The cinders material resulted from a geologically recent volcanic eruption.

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

     The company conducted extensive testing of the Pisgah property from 1999 to early 2002. Results have been promising as to possible precious metals content in the materials tested, but the results remain inconclusive.

     The company intends to focus on the potential for developing industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2002. If a sufficient industrial sales market exists for Pisgah's volcanic cinders, the company may consider a joint venture arrangement with an established aggregates-related company in order to maximize the potential profits from said sales. There is no assurance that such a market exists or that the company would be successful in entering into a joint venture with an aggregates-related company, or if the company would determine that negotiated details of such a potential arrangement would be in its best interests.

     We will continue with limited sampling and testing of Pisgah's volcanic cinder materials to determine whether leaching process can be developed or acquired to economically extract the precious metals contained in these materials. If successful, and subject to available funding, we would install a small pilot plan at Pisgah to process small batches of material for testing purposes, as a prelude to any consideration of potentially installing a full-scale production plant at Pisgah, which would, among other factors, be dependent on an independent reserve report and feasibility study and the availability of adequate funding on acceptable terms. There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be economically extracted form the Pisgah property.

     The Pisgah property consists of patented claims we own; no fees have to be paid to the BLM or work performed on the claims to retain title to the property.

     Electrical power presently is not available to the site, and is not expected to be needed.

     PISGAH PROPERTY MINING LEASE. To generate working capital, as of May 1, 1998 we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," an indirect subsidiary of Rinker Materials, Phoenix, Arizona). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, which Twin Mountain will process and sell primarily as decorative materials. The material will be removed from the original cinder deposit, not the stockpiled material.

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

     Twin Mountain is current in payments, which are pledged to service company debt (see below). Twin Mountain has not yet removed any material from the property and has given no indication that they will do so in the near term. Twin Mountain does not have the right to remove or extract any precious metals from the property; it does have the right to remove cinder material which could contain precious metals (and Twin Mountain would have title to the removed cinder material), but it cannot process the materials for precious metals either on or off site.

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

     PISGAH PROPERTY - DEBT TRANSACTIONS. In 1998, the company borrowed $100,000 from a private lender. The debt bears annual interest at 8% and is secured by our first deed of trust on the Pisgah property, plus our rights to payments under the Twin Mountain lease. The original maturity date was extended to June

1, 2002, when the remaining $10,000 principal was due (extended from original maturity date of July 31, 2001). The $10,000 principal was paid on May 2, 2002. Principal and interest was paid through direct payment of Twin Mountain royalty payments to the lender. See "Management's Discussion and Analysis of Financial Condition and Plan of Operation."

     In 2000, we borrowed $300,000 from First Colony Merchant, a second private lender. The debt bears annual interest at 16% (payable semi-annually in May and November), is due November 23, 2005. As of the filing date for this Annual Report, we owe $428,151 to First Colony Merchant, all of which is secured by our deed of trust and assignment of rents: As additional consideration, the company granted the lender a five year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000 we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee.

     By subsequent agreement in 2001 with First Colony Merchant, the $24,000 interest payment due May 2001 was not paid but was added to principal and was due when the November 2001 interest payment was due (total amount due in November was $48,000). For this forbearance of interest due, we granted the lender an option through November 19, 2001 to purchase restricted shares in the amount of $24,000 plus 16% interest to exercise date, divided by 50% of the lowest stock price from November 23, 2000 through November 19, 2001. However, the November 2001 interest ($48,000) was not paid in 2001.

     In January 2002, we reached a further agreement with the second lender, under which the total of $119,800 of past due and current interest which was due in November 2001 was paid by the company issuing 309,677 restricted shares of common stock. The number of shares was determined by dividing $48,000 by $0.155 (50% of the lowest trading price between the original loan date (November 23, 2000) and January 25, 2002). The interest payments due in May and November 2002 were not made and the company is negotiating a further agreement with the lender. Interest due at December 31, 2002 was $52,531.

     On November 27, 2001, we borrowed $25,000 from First Colony Merchant. The loan bears interest at 6% per annum and matured May 27, 2002. $12,500 was paid on May 2, 2002, and on May 27, 2002 the balance of $12,500 plus interest of $759.44 was written into a new note bearing interest at 8%, maturing on May 24, 2003.

     An additional $15,000 was borrowed from First Colony Merchant on December 28, 2001. This loan bears interest at 6% and matured June 28, 2002. This note plus interest of $455.66 was rolled into a new note, bearing interest at 8%, maturing on December 28, 2002. The December 28, 2002 payment was not made and the note plus interest of $682.62 was rolled into a new note ($16,084.28), now due June 28, 2003, bearing interest at 8%.

     On February 6, 2002 an additional $25,000 was borrowed from First Colony Merchant, bearing interest at 6%, maturing on August 6, 2002. This note plus interest of $759.44 was rolled into a new note ($25,759.44), bearing interest at 8%, maturing on February 6, 2003. On February 6, 2003, the $25,759.44 plus interest of $47.70 was rolled into a new note bearing interest at 8% and now due August 6, 2003.

     An additional $25,000 was borrowed from First Colony Merchant on January 2, 2003, bearing interest at 6%, maturing July 2, 2003.

     OWL CANYON - S & S JOINT VENTURE

     In 1996, the company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. The S & S Joint Venture has since increased its holdings to 740 acres of lode claims and a five acre mill site claim. These claims are deemed to be prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of our Chief Executive Officer and Ms. Robin Schwarz, a member of the Schwarz family and also a sub-contractor to Can-Cal who previously provided administrative services and presently is involved in establishing industrial sales markets for Pisgah's volcanic cinder materials on behalf of the company. Approval by both the company and the Schwarz family is required to pass resolutions and conduct venture business. In the event of a tie vote, the matter would be decided by the company's corporate counsel (William Fishman).

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

     To pay for its 50% interest in the S & S Joint Venture, the company issued 500,000 restricted shares of common stock to the Schwarz family.

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

Except for limited testing and evaluation work performed in mid-2002, no work has been performed on this property since 1999. Access is 15 miles north from Kingman, Arizona on Highway 93, east from the historical market to Mill Ranch, then left three miles to a locked gate.

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

     LIMESTONE PROPERTY/EROSION CLAIMS

     This property consists of 180 acres of lode and 1280 acres of placer claims on BLM property, prospective for use in cement, located 18 miles southeast of Lucerne Valley, California, off Highway 247. The first 12 miles is paved surface and the next six miles is good dirt road. The deposit is contained in a very large hill, with the deposit rising from the ground level to several hundred and possibly a thousand feet up within the hill. There are dirt roads to the top of the property. The property was previously mined by a cement company which discontinued operations around 1981. This property is presently being held in abeyance for future exploration, as our main focus is on Pisgah and Cerbat. We have had discussions with cement companies about selling this property or having a cement company operate it for us, however, there are no current prospects for either sale or third-party operation of this property.

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

         2000                      Low            High
         ----                      ---            ----
         First Quarter            $0.875         $5.00
         Second Quarter           $2.125         $5.125
         Third Quarter            $1.50          $3.312
         Fourth Quarter           $1.031         $2.75

         2001
         First Quarter            $1.218         $1.75
         Second Quarter           $1.156         $1.813
         Third Quarter            $0.77          $1.563
         Fourth Quarter           $0.31          $0.90

         2002
         First Quarter            $0.25          $0.51
         Second Quarter           $0.21          $0.51
         Third Quarter            $0.18          $0.48
         Fourth Quarter           $0.13          $0.43

(b)  Holders

     The company has approximately 337 shareholders of record.

(c)  Dividends

     The company has never paid any dividends. There are no legal restrictions which limit the company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

     RECENT SALES OF UNREGISTERED SECURITIES

     In the last three years, the company has sold unregistered securities as set forth below. No underwriters were involved in these transactions. All of the shares sold in 2000 and 2001 were at prices which reflected a discount from the then prevailing market prices. The discount reflected the restricted status of the shares. When shares were issued for property or services, in each instance the valuation of the property or services was based on the board of directors determination of the value received for the shares.

     2002: On January 8, 2002, we sold 36,000 restricted common shares to three investors (one Canadian resident, and two private companies controlled and owned by Canadian residents) for $12,600 cash ($0.35 per share, representing a discount of approximately 50% from market price). These investors also were issued warrants to purchase 36,000 additional restricted shares, at a price of $0.35 per share; the warrants will expire January 8, 2004. On February 11, 2002, 10,000 restricted common shares were sold to one investor (a Canadian resident) for $3,500 cash ($0.35 per share, representing a discount of approximately 50% from market price). This investor also was issued warrants to purchase 10,000 additional restricted shares, at a price of $0.35 per share; the warrants will expire February 11, 2004. Complete information about the company was provided to these investors. These shares and warrants were sold pursuant to the exemption provided by Regulation S of the 1933 Act. No commissions were paid.

     On January 31, 2002, we issued 309,677 restricted common shares to a lender (First Colony Merchant) for payment of past due and current interest on debt, $119,800. No commissions were paid.

     From March 1, 2002 through June 3, 2002, 369,600 restricted common shares were issued to 48 investors (all Canadian residents or companies controlled and owned by Canadian residents) for $92,400 cash ($0.25 per share, representing discounts ranging from 0% to approximately 50% from market prices at the time of issuance). These investors also were issued warrants to purchase 369,600 additional restricted shares, at a price of $0.25 per share; the warrants will expire two years from the date of issuance. No commissions were paid.

     On June 21, 2002, 40,000 restricted common shares were issued to Financial Communications Corp. for public relations services, valued at approximately $14,000.

     From July 1, 2002 through December 24, 2002, 609,720 restricted common shares were issued to 20 investors (19 whom are Canadian residents or companies controlled and owned by Canadian residents, and one who is a resident of Great Britain) for $152,400 cash ($0.25 per share, representing prices that ranged from 22% over market to approximately 40% below market prices at the time of issuance). The investors also were issued warrants to purchase a total of 609,720 additional restricted shares, at a price of $0.25 per share; the warrants will expire two years from the date of issuance. No commissions were paid.

     During September 2002, the Company issued 32,281 shares of the Company's common stock for $5,500 in cash related to the Dutchess Private Equities Fund, net of offering costs of $200, and issued 30,000 shares to Joseph B. LaRocco, attorney for Dutchess Fund and DRH Investment Company, LLC for legal services to such entities

     During October 2002, the Company issued 35,679 shares of the Company's common stock for $4,600 in cash related to the Dutchess Private Equities Fund, net of offering costs of $700.

     In November 2002, the Company issued 52,292 restricted common shares to 4 individuals in exchange for various services, valued at approximately $9,900.

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

     On October 2, 2001, 20,000 restricted shares were sold to a Canadian investor for $10,000 ($0.50 per share, representing a discount of approximately 50% from market prices, as determined by the board of directors). These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act. Complete information about the company was provided to this investor. On December 12, 2001, 40,000 restricted shares were sold to a Canadian investor for $14,000 ($0.35 per share, representing a discount of approximately 50% from market prices). Complete information about the company was provided to this investor. These shares and warrants were sold pursuant to the exemption provided by Regulation S of the 1933 Act. No commissions were paid.

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

     2000: On February 25, 2000 the board of directors authorized the sale of 300,000 shares of the company's common stock at $.75 per share to James Dacyszyn, Barry Amies, and Joseph Reschreiter, each of whom was a director of the company at that time (Mr. Reschreiter has since resigned) and Robin Schwarz, a member of the Schwarz family, which owns a 50% interest in the S&S Joint Venture. Those shares were sold only to persons involved with the daily operations of the company in order to expedite obtaining funds for the company. At the time of the resolution, the company's stock was trading at about $1.50. Of those shares, 134,000 shares were sold on March 9, 2000 to Raven Rock Products, Ltd., a Canadian corporation, 75% owned by Mr. Dacyszyn, for $100,500; 21,000 shares were sold on March 9, 2000 to Amies Holdings, Ltd., a Canadian corporation 50% owned by Mr. Amies and his wife for $15,750; 45,000 shares were sold to Mr. Reschreiter on March 2, 2000 for $37,750; and 100,000 shares were sold to Robin Schwarz on February 27, 2000 for $75,000. No commissions were paid.

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

     On February 27, 2000 the board of directors authorized the sale of 200,000 shares of the company's common stock at $.75 per share to an offshore trust. At the time of the resolution, the company's stock was trading at about $1.50 per share. On February 27, 2000 the trust purchased the 200,000 shares for $150,000. The shares issued are subject to investment restrictions of Rule 144 and the provisions of Regulation S. The certificates are legended and appropriate instructions have been issued to the company's transfer agent. The shares may be resold only pursuant to an effective registration statement under the Securities Act of 1933 or pursuant to an exemption from registration. For this sale the company relied on the exemptions provided by Regulation S and
Section 4(2) of the Securities Act of 1933. No commissions were paid.

     On November 23, 2000, the company entered into a Loan Agreement with a corporate lender in which the lender agreed to loan the company $300,000 for a period of five years. The loan bears interest at 16% per annum, which is payable semi-annually on May 24 and November 24 of each year. The loan is secured by a second deed of trust, security agreement, financing statement and assignment of rents on the company's Pisgah Volcanic Cinders Property. The loan may be prepaid without penalty in full or in part on any interest payment date. As additional consideration for the loan, the company granted the lender an option to purchase 300,000 shares of its common stock for a period of five years. The purchase price for the shares is the lower of $0.65 per share or 50% of the lowest trading price by Yahoo! Finance Historical Quotes during the prior complete calendar month immediately preceding the day of notice of intent to exercise the option. As further consideration, the company issued 45,000 restricted shares of its common stock to a corporate affiliate of the lender as a loan placement fee. No commissions were paid.

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

     On July 3, 2000, the board of directors authorized the issuance of 200,000 restricted common shares to two U.S. citizens for their proprietary extraction technology, at $1.50 per share. The shares were issued on August 22, 2000. No commissions were paid.

     On July 6, 2000 the board of directors authorized the sale of 74,009 shares of the company's common stock at $1.50 per share to eight persons, seven of whom are citizens and residents of Canada and one is a citizen and resident of Italy. 46,670 shares were purchased during the third quarter and the remaining 27,339 shares purchased during the fourth quarter. All the shares were issued on December 13, 2000. At the time of the resolution the company's stock was trading at about $2.75 per share. No commissions were paid.

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

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a) Plan of Operation.

     The company intends to focus on the potential for developing industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2002. If a sufficient industrial sales market exists for Pisgah's volcanic cinders, the company may consider a joint venture arrangement with an established aggregates-related company in order to maximize the potential profits fro said sales. There is no assurance that such a market exists or that the company would be successful in entering into a joint venture with an aggregates-related company, or if the company would determine that negotiated details of such a potential arrangement would be in its best interest.

     We will continue with limited sampling and testing of Pisgah's volcanic cinder materials to determine whether leaching process can be developed or acquired to economically extract the precious metals contained in these materials. If successful, and subject to available funding, we would install a small pilot plan at Pisgah to process small batches of material for testing purposes, as a prelude to any consideration of potentially installing a full-scale production plant at Pisgah, which would, among other factors, be dependent on an independent reserve report and feasibility study and the availability of adequate funding on acceptable terms. There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be economically extracted form the Pisgah property.

     Subject to available funding, and suitable mineral properties of interest, we intend to assess opportunities for acquiring additional mineral properties both in North and South America.

     The company presently has one full-time employee and one full-time management consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

     At March 31, 2003, and before sale of any stock to Dutchess Fund and DRH, we had approximately $11,485 cash available to sustain operations, which would cover one-month's operations maximum. In advance of such sales, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and the outcome of the discussions with other companies cannot be predicted.

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

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2002 COMPARED WITH DECEMBER 31, 2001, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2002:

                                                Year ended December 31,
                                            ------------------------------
                                                 2002            2001
                                            -----------      ------------

Rental revenue                              $    22,500      $     22,500
Material sales                                      300               -0-

General and administrative expenses            (578,600)         (677,500)

Other expenses                                 (153,500)          (49,500)
                                            -----------      ------------

Net loss                                    $  (709,300)     $   (704,500)
                                            ===========      ============

     Rental revenue in 2002 and 2001 was related to payments received from the lessee of the Pisgah property (see "Business - Properties - Pisgah Property Mining Lease"). Mineral sales in 2002 were related to limited industrial sales of cinder material from the Pisgah property.

     The following table summarizes working capital, total assets, accumulated deficit, and shareholders' equity:

                                                  Year ended December 31,
                                            ---------------------------------
                                                 2002                2001
                                            -------------      --------------

Working capital                             $    (358,500)     $     (70,200)

Total assets                                $      72,200      $      135,900

Accumulated deficit                         $  (4,681,200)     $   (3,971,900)

Shareholders' deficit                       $    (730,400)     $    (471,600)

     At December 31, 2001, we owed $10,000 to a lender (secured by first deed of trust on the Pisgah property), with annual interest at 8%. Annual payments of $22,500 from Twin Mountain (lessee of the Pisgah property) were paid directly to the lender by Twin Mountain The outstanding $10,000 principal was paid on May 2, 2002.

     In 2001, additions to funds available for operations were provided by $89,916 from the sale of 142,888 shares of restricted common stock, and from an additional loan of $89,253 from Ronald D. Sloan, president (unsecured, with interest at prime plus 1%, due September 25, 2002), $6,313 from Brian Wolfe, a director (unsecured, with interest at prime plus 1%, due November 2, 2002), and $21,600 from Robin Schwarz, a shareholder (unsecured, with interest at 20.74% due September 25, 2002). The company made principal repayments to Mr. Sloan of $127,950 leaving a balance owing of $76,048.

     In 2002, additions to funds available for operations, in the amount of $399,600, were provided by: a) $271,000 from the sale of 1,025,320 restricted common shares for proceeds of $261,000 and the sale of 67,960 non-restricted shares to Dutchess Private Equity Fund under the Investment Agreement for proceeds of $10,000 (net of offering costs of $1,000); b) $79,000 in notes payable from related parties: $25,000 - First Colony Merchant, a shareholder, (secured by a lien on the Pisgah property, with an original interest rate of 6% and maturity date of August 6, 2002, which was extended at an interest rate of 8% and a maturity date of

February 6, 2003), $19,908 - Landing Insurance, a shareholder, (unsecured, with an interest rate of 5.0%, due July 15, 2003), $10,492 - (Scott A.) Nichols, a shareholder, (unsecured, with an interest rate of 24.0%, due May 26, 2002), $10,000 - James Dacyszyn, a director, (unsecured, with an interest rate of 7.50%, due with respect to $5,000 February 12, 2003 and with respect to $5,000 April 22, 2003), $5,000 - Brian Wolf, a director, (unsecured, with an interest rate of 7.50%, due July 1, 2003), $3,600 - Betty Ann Sloan, a shareholder, (unsecured, with an interest rate of 7.50%, due February 5, 2003), $3,000 - Barry Amies, a director, (unsecured, with an interest rate of 7.50%, due April 5, 2003), and $2,000 - Ronald D. Sloan, Chief Executive Officer, (unsecured, with an interest rate of 7.50%, due July 1, 2003) (See notes to the audited financial statements and "Certain Relationships and Related Transactions - Loans by Officers"); and c.) $120,000 Dutchess Private Equities Fund convertible debenture (unsecured, with an interest rate of 8.0%, due June 14, 2005, unless the convertible feature of the debenture is exercised prior thereto); offset by $70,400 principal payments on notes payable to related parties: $32,220- Ronald
D. Sloan, Chief Executive Officer, $10,492 - (Scott A.) Nichols, a shareholder, $12,500 - First Colony Merchant, a shareholder, $10,000 - Owen Sequoia, a shareholder, $3,588 - Landing Insurance, a shareholder, and $1,600 - Betty Ann Sloan, a shareholder.

     In 2002, the company issued 1,025,320 stock warrants in connection with the sale of 1,025,230 restricted shares, with exercise prices at $0.25 per stock warrant (979,320 stock warrants) and $0.35 per stock warrant (46,000 stock warrants). The company also issued 90,000 stock warrants for services rendered with exercise prices at $0.25 per stock warrant (40,000 stock warrants) and $0.44 per stock warrant (50,000 stock warrants).

     We recorded a net loss from operations in 2002 of $709,300 compared to $704,500 in 2001. As discussed in detail below, a $98,900 decrease in general and administrative expenses in 2002 vs. 2001 was offset by a $104,000 increase in other expense in 2002 vs. 2001, which accounted for the majority of the $4,800 increase in the net loss from operations in 2002 vs. 2001.

     Costs and expenses decreased by $98,900 to $578,600 (compared to $677,500 in 2001). The changes in costs and expenses, stated as changes in 2002 compared to 2001, were due principally to:

     o A $63,800 decrease in mine exploration costs due to a reduction in the amount of third party assays performed for the company and the discontinuance of exploration on the Owl Canyon property.

     o A $ 56,400 decrease in travel and entertainment expenses due to less travel by directors and less travel expenses incurred by consultants.

     o A $46,700 increase in professional fees due to higher legal and accounting fees related to non- recurring fees associated with the filing of two SB-2 registration statements and amendments thereto.

     o A $47,600 decrease in consulting expenses due to less outside consulting research and development.

     o A $46,100 decrease in office expenses as a result of the closure of a field office in Nye County Nevada on December 31, 2001.

     o A $30,000 increase in salary and wages, reflecting a full year's accrual of Mr. Sloan's salary of $60,000, which went into effect in mid-2001.

     o A $15,600 increase in advertising and promotion expenses due to substantial revisions in the layout and content of the company's website and the initiation of an investor relations program.

     o    A $11,900 increase in bad debt expense.

     o A $8,300 decrease in miscellaneous expenses due to the reclassification of various expenses.

     o A $8,200 increase in depreciation and amortization, principally due to amortization of loan fees on the $120,000 Dutchess convertible debenture.

     o A $6,600 increase in property taxes. The taxes reflected in 2002 actually cover the periods 2001 and 2002, because of the late receipt of the tax bill in 2001.

     o A $6,300 increase in insurance expense due to higher insurance premiums.

     o A $4,000 decrease in utilities, as a result of the closure of a field office in Nye County Nevada.

     The $104,000 increase in other expenses was principally related to a $96,400 increase in interest expense, principally as a result of: a) $78,100 of interest expense to reflect the difference between the fair value of stock issued, in satisfaction of accrued interest on an outstanding loan, and the discounted share price utilized to determine the number of shares issued, pursuant to the loan agreement; and b) $29,781 of deemed interest related to the conversion feature of the $120,000 Dutchess convertible debenture, which provides for the issuance of shares at a discount to fair value.

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

                             CAN-CAL RESOURCES, LTD.
                              FINANCIAL STATEMENTS









                                TABLE OF CONTENTS


                                                                PAGE NO.

Report of Independent Certified Public Accountants                 23

Financial statements

     Balance sheet                                                 24

     Statements of operations                                      25

     Statement of stockholders' deficit                            26

     Statements of cash flows                                      27

     Notes to financial statements                                 28

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Can-Cal Resources, Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources, Ltd. as of December 31, 2002, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company for the year ended December 31, 2001 were audited by other auditors whose report dated February 28, 2002, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources, Ltd. as of December 31, 2002, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





L.L. Bradford & Company, LLC
March 25, 2003
Las Vegas, Nevada

                             CAN-CAL RESOURCES LTD.
                                 BALANCE SHEET
                               DECEMBER 31, 2002



                                     ASSETS

Current assets
    Cash                                                                     $    13,300
    Notes receivable-related parties, net                                           --
    Prepaid expenses                                                              10,800
                                                                             -----------
      Total current assets                                                        24,100

Fixed assets, net                                                                 36,300

Other assets, net                                                                 11,800
                                                                             -----------

Total assets                                                                 $    72,200
                                                                             ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                                 $   181,800
    Due to stockholder                                                            18,000
    Notes payable-related parties - current portion                              182,800
                                                                             -----------
      Total current liabilities                                                  382,600

Long-term liabilities
    Notes payable-related parties - long-term portion                            300,000
    Convertible note payable-related party                                       120,000

Total liabilities                                                                802,600

Commitments and contingencies                                                       --

Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized, no shares issued an outstanding                                   --
    Common stock; $0.001 par value; 15,000,000 shares
      authorized, 11,683,987 shares issued and outstanding                        11,700
    Additional paid-in capital                                                 3,961,100
    Unamortized loan fees from stock issued and warrants
      granted in relation to convertible note payable-related party              (22,000)
    Accumulated deficit                                                       (4,681,200)
                                                                             -----------
      Total stockholders' deficit                                               (730,400)
                                                                             -----------

Total liabilities and stockholders' deficit                                  $    72,200
                                                                             ===========

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF OPERATIONS


                                                  For the year ended December 31,
                                                 --------------------------------
                                                      2002              2001
                                                 ------------      ------------

Rental revenue                                   $     22,500      $     22,500
Material sales                                            300              --
                                                 ------------      ------------
    Total revenue                                      22,800            22,500

General and administrative expenses                   578,600           677,500
                                                 ------------      ------------

Loss from operations                                 (555,800)         (655,000)

Other income (expense)
    Other income                                         --                 800
    Interest income                                     4,200            10,500
    Interest expense                                 (157,200)          (60,800)
    Loss on sale of fixed asset                          (500)             --
                                                 ------------      ------------

Loss before provision for income taxes               (709,300)          (704,500)

Provision for income taxes                               --                --
                                                 ------------      ------------

Net loss                                         $   (709,300)      $   (704,500)
                                                 ============       ============

Basic and diluted loss per common share          $      (0.06)      $      (0.07)
                                                 ============       ============

Basic and diluted weighted average
    common shares outstanding                      11,031,600         9,569,200
                                                 ============       ============



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                             Common Stock
                                                       -------------------------       Additional
                                                       Number of                        Paid-in
                                                        Shares           Amount         Capital
                                                       ---------       ---------      ------------

Balance, December 31, 2000                             9,372,791       $   9,400      $  3,408,600

Issuance of common stock                                 785,947             800            81,500

Net loss                                                      --              --                --
                                                      ----------      ----------      ------------

Balance, December 31, 2001                            10,158,738          10,200         3,490,100

Common shares issued for cash                          1,025,320           1,000           259,900

Common shares issued for cash related to
    Dutchess Private Equities Fund,
    net of offering costs of $900                         67,960             100            10,000

Common shares issued for principal payment
    of $48,000 on note payable - related party,
    including interest of $71,800                        309,677             300           119,500

Common shares issued for services                         92,292             100            23,800

Warrants granted for services                                 --              --             7,100

Common shares issued for loan fees related to
    convertible  note payable-related party               30,000              --            13,500

Warrants granted for loan fees related to
    convertible note payable-related party                    --              --            16,700

Current period amortization of loan fees                      --              --                --

Deemed interest expense related to conversion
    feature of note payable-related party                     --              --            20,500

Net loss                                                      --              --                --
                                                      ----------      ----------      ------------

Balance, December 31, 2002                            11,683,987      $   11,700      $  3,961,100
                                                      ==========      ==========      ============


                 See Accompanying Notes to Financial Statements

                                       26a



                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT


                                                         Unamortized
                                                      loan fees related                                 Total
                                                      to convertible note           Accumulated      Stockholders'
                                                     payable-related party            Deficit
                                                     ---------------------        --------------     -------------

Balance, December 31, 2000                            $             --            $  (3,267,400)     $   150,600

Issuance of common stock                                            --                       --           82,300

Net loss                                                            --                 (704,500)        (704,500)
                                                      ----------------            -------------      -----------

Balance, December 31, 2001                                          --               (3,971,900)        (471,600)

Common shares issued for cash                                       --                       --          260,900

Common shares issued for cash related to
    Dutchess Private Equities Fund,
    net of offering costs of $900                                   --                       --           10,100

Common shares issued for principal payment
    of $48,000 on note payable - related party,
    including interest of $71,800                                   --                       --          119,800

Common shares issued for services                                   --                       --           23,900

Warrants granted for services                                       --                       --            7,100

Common shares issued for loan fees related to
    convertible  note payable-related party                    (13,500)                      --               --

Warrants granted for loan fees related to
    convertible note payable-related party                     (16,700)

Current period amortization of loan fees                         8,200                       --            8,200

Deemed interest expense related to conversion
    feature of note payable-related party                           --                       --           20,500

Net loss                                                            --                 (709,300)        (709,300)
                                                      ----------------            -------------      -----------

Balance, December 31, 2002                            $        (22,000)           $  (4,681,200)    $   (730,400)
                                                      ================            =============     ============

                 See Accompanying Notes to Financial Statements



                                       26b

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                  For the year ended December 31,
                                                                  -------------------------------
                                                                       2002               2001
                                                                  -------------     -------------
Cash flows from operating activities:
    Net loss                                                      $   (709,300)     $   (704,500)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                          31,000                --
      Depreciation and amortization                                     34,600            26,400
      Stock issued for interest                                         71,800                --
      Deemed interest expense                                           20,500                --
      Loss on sale of fixed asset                                          500                --
    Changes in operating assets and liabilities:
      Change in notes receivable-related parties                        57,400            43,700
      Change in prepaid expenses                                         2,300           (13,100)
      Change in other assets                                           (13,400)           15,300
      Change in bank overdraft                                              --           (14,200)
      Change in accounts payable and accrued expenses                  118,100            64,300
      Change in due to shareholder                                      (3,600)               --
                                                                  ------------      ------------
         Net cash used by operating activities                        (390,100)         (582,100)

Cash flows from investing activities:
    Purchase of fixed assets                                           (23,000)           (2,600)
    Sale of fixed asset                                                 12,000                --
                                                                  ------------      ------------
         Net cash used by investing activities                         (11,000)           (2,600)

Cash flows from financing activities:
    Proceeds from issuance of common stock                             271,000            82,300
    Proceeds from borrowing on notes payable-related parties            79,000            52,500
    Principal payments on notes payable-related parties                (70,400)          (46,100)
    Proceeds from convertible debenture                                120,000                --
                                                                  ------------      ------------
         Net cash provided by financing activities                     399,600            88,700
                                                                  ------------      ------------

Net decrease in cash                                                    (1,500)         (496,000)

Cash, beginning of period                                               14,800           510,800
                                                                  ------------      ------------

Cash, end of period                                               $     13,300      $     14,800
                                                                  ============      ============

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                    $       --        $         --
                                                                  ============      ============
    Cash paid for interest                                        $      9,400      $         --
                                                                  ============      ============

Schedule of non-cash financing activities:

    Issuance of common stock for principal payment on
      note payable - related party                                $     48,000      $         --
                                                                  ============      ============

    Accrued interest added to principal on notes
      payable - related parties                                   $     22,600      $         --
                                                                  ============      ============

    Common shares issued for loan fees related to convertible
      note payable-related party                                  $     13,500      $         --
                                                                  ============      ============

    Loan fees related to warrants to purchase common stock        $     16,700      $         --
                                                                  ============      ============

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

     Description of business - Can-Cal Resources, Ltd. (hereinafter referred to as the "Company") was incorporated in the State of Nevada on March 22, 1995. The Company is engaged in the exploration for precious metals, with gold exploration projects located in California and Arizona.

     Going concern - The Company incurred a net loss of approximately $709,000 for the year ended December 31, 2002. The Company's current liabilities exceed its current assets by approximately $359,000 as of December 31, 2002. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Use of estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

     Revenue and expense recognition - Precious metals and other materials sales are recognized when delivery has occurred, title passes and pricing is either fixed or determinable. Rental revenue is recognized over the term of the rental agreement. Expenses are recognized when they are incurred. Mine exploration costs are expensed as incurred.

     Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 7 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

     The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

     Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)

     Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

     As of December 31, 2002, the Company has available net operating loss carryovers of approximately $4,568,000 that will expire in various periods through 2022. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued no stock, neither granted warrants or options, to employees for compensation for the years ended 2002 and 2001.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

     Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's notes payable- related parties and convertible note payable-related party at December 31, 2002 are as follows:

                                                       Carrying      Estimated
                                                        Amounts       Fair Value
                                                        -------       ----------
     Notes payable-related parties                    $  482,800     $ 569,100
     Convertible note payable-related party              120,000       111,900
                                                      ----------     ---------

                                                      $  602,800     $ 681,000
                                                      ==========     =========

     The estimated fair values of the Company's long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

     Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2002 and 2001 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
     --------------------------------------------------------------------
     (continued)

     New accounting pronouncements - In June 2001, the Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 143 (SFAS 143), Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. Management has yet to determine the impact that the adoption of SFAS No. 143 will have on the Company's consolidated financial statements.

     In August 2001, the Financial Accounting standards Board issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS 144). SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (SFAS 121), and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively.

     In November 2002, the Financial Accounting Standards Board issued FASB Interpretation No. 45 ("FIN No. 45"), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of SFAS No. 5, 57, and 107 and rescission of FASB Interpretation No. 34, was issued. FIN No. 45 clarifies the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for, and disclosure of, the issuance of certain types of guarantees. The adoption of the provisions of FIN No. 45 did not have a material impact on the Company's results of operations, financial position or cash flows.

2.   NOTES RECEIVABLE - RELATED PARTIES, NET
     ---------------------------------------

     Notes receivable-related parties, net consist of the following as of December 31, 2002:

         Note receivable from S & S Mining, a joint venture partner,
         unsecured, interest imputed at 8.00%, due on demand                    $  27,800

         Note receivable from a stockholder, unsecured, interest
         imputed at 8.00%, due on demand                                           12,000

         Accrued interest receivable                                               15,000
                                                                                ---------

                                                                                   54,800
         Less:  allowance for doubtful accounts                                    54,800
                                                                                ---------

         Notes receivable-related parties, net                                  $      --
                                                                                =========

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


3.   FIXED ASSETS
     ------------

     Fixed assets consist of the following as of December 31, 2002:

         Machinery and equipment                                                $  106,600
         Transportation equipment                                                   19,900
         Furniture and fixtures                                                     14,200
                                                                                ----------
                                                                                   140,700
         Less:  accumulated depreciation                                           104,400
                                                                                ----------

         Fixed assets, net                                                      $   36,300
                                                                                ==========

4.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of December 31, 2002:

         Accrued officer salary payable                                         $   83,200
         Accrued interest                                                           69,700
         Accounts payable                                                           16,500
         Unearned revenues                                                           7,500
         Other accrued liabilities                                                   4,900
                                                                                ----------

                                                                                $  181,800
                                                                                ==========

5.   DUE TO STOCKHOLDER
     ------------------

     As of December 31, 2002, due to stockholder totaling $18,000 consists of credit card debt incurred by the Company. The cards are owned by a stockholder of the Company and bear interest rates ranging from 13.24% to 27.99%.

6.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable-related parties consist of the following as of December 31, 2002:

          Note payable to a stockholder, secured by real property,
          bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
         (Note: The Company is in default of its first and second
         semi-annual interest payment of $24,000 but is currently
          negotiating forbearance on collection of the interest)                $  300,000

          Note payable to a stockholder, unsecured, bearing interest
          at 7.5% per annum, maturing July 2003                                     64,300

          Note payable to a stockholder, secured by real property,
          bearing interest at 8.0% per annum, maturing February 2003                25,800

          Note payable to an entity owned by a stockholder, unsecured,
          bearing interest at 5% per annum, maturing July 2003                      18,100

          Note payable to an entity owned by a stockholder, unsecured,
          bearing interest at 5% per annum, maturing July 2003                      17,900

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


6.   NOTES PAYABLE-RELATED PARTIES (continued)
     -----------------------------

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing June 2003                     16,100

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing May 2003                      13,800

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing July 2003                                       6,800

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2003                                   5,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2003                                   5,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2003                                      5,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2003                                      3,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2003                                   2,000
                                                                                ----------

                                                                                   482,800
         Less: amounts due within one year                                         182,800
                                                                                ----------

         Long-term portion of notes payable-related parties                     $  300,000
                                                                                ==========

6.   CONVERTIBLE NOTE PAYABLE -RELATED PARTY
     ---------------------------------------

     As of December 31, 2002, convertible note payable-related party totaling $120,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $9,600 (net of amortized expense of $3,600) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $11,800 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to free-trading common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $20,500.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


6. CONVERTIBLE NOTE PAYABLE -RELATED PARTY (continued)
   ---------------------------------------

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $4,500 was expensed during the year ended December 31, 2002.

     Additionally, the Company issued 30,000 shares of common stock to a third party for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $3,700 was expensed during the year ended December 31, 2002.

7.   WARRANTS
     --------

     Warrants related to the sale of common stock - During fiscal year 2002, the Company granted approximately 1,025,300 stock warrants with an exercise price ranging from $0.25 to $0.35 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal year 2002. These stock warrants were exercisable upon issuance and expire various times throughout 2004. The following table summarizes the Company's warrant activity related to the sale of common stock:

                                                                 Weighted
                                                                  Average
                                               Warrants          Exercise
                                              Outstanding          Price
                                              -----------      -----------
               Balance, January 1, 2002                --      $        --
               Granted                          1,025,320             0.26
               Cancelled                               --               --
               Exercised                               --               --
               Expired                                 --               --
                                               ----------      -----------
               Balance, December 31, 2002       1,025,320      $      0.26
                                               ==========      ===========

     Warrants granted for services and loan fees - During the year ended December 31, 2002, the Company granted 90,000 stock warrants with an exercise price ranging from $0.25 to $0.44 per share of its common stock. These stock warrants were granted in connection with consulting services rendered to the Company during fiscal year ended 2002 and loan fees in connection with the convertible note payable - related party (see Note 6). These stock warrants were exercisable upon issuance expiring in November 2004 and June 2005. The following table summarizes the Company's warrants activity not related to the sale of common stock:

                                                                  Weighted
                                                                   Average
                                                Warrants          Exercise
                                               Outstanding          Price
                                               -----------      -----------
                Balance, January 1, 2002                --      $        --
                Granted                             90,000             0.36
                Cancelled                               --               --
                Exercised                               --               --
                Expired                                 --               --
                                               -----------      -----------
                Balance, December 31, 2002          90,000      $      0.36
                                  === ====          ======      ===========

     The weighted average fair value of warrants granted during 2002 was $0.26.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


7.   WARRANTS (continued)
     --------

     The following table summarizes information about warrants outstanding at December 31, 2002:

                                                   Weighted
                                                    Average
                                                   Remaining
                Exercise           Number         Contractual         Number
                  Price          Outstanding         Life           Exercisable
               ----------        -----------      -----------       -----------
               $     0.25           40,000         1.9 years           40,000
                     0.44           50,000         2.5 years           50,000
               ----------        -----------      -----------       -----------
                                    90,000                             90,000
                                 ==========                         ===========

     The following table summarizes information about warrants granted during the year ended December 31, 2002:

                           Exercise Price
                               Equals,
                            Exceeds or is
           Number of          Less Than
           Warrants         Mkt. Price of       Weighted-        Range of        Weighted-
            Granted           Stock on           Average         Exercise      Average Fair
          During 2002        Grant Date      Exercise Price       Prices           Value
          -----------      --------------    --------------     ----------     ------------
                   --          Equals        $          --      $       --     $         --
               40,000          Exceeds       $        0.25      $     0.25     $       0.18
               50,000         Less Than      $        0.44      $      .44     $       0.33
          -----------      --------------    --------------     ----------     ------------
               90,000                        $        0.36                     $       0.26
          ===========                        ==============                    ============

     The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2002; no dividend yield; expected volatility of 265%; risk free interest rates of 1.9%, and expected lives of 1.0 years. Compensation expense relating to warrants granted for services in 2002 was $7,100 while loan fees were valued at $16,700.

8.   INCOME TAXES
     ------------

     The Company did not record any current or deferred income tax provision or benefit for any of the periods presented due to continuing net losses and nominal differences.

     The Company has provided a full valuation allowance on the deferred tax asset, consisting primarily of net operating losses, because of uncertainty regarding its realizability.

     As of December 31, 2002, the Company had a net operating loss carry forward of approximately $4,568,000 for federal income tax purposes to offset future taxable income, if any. Utilization of the net operating loss carry forward, which will expire in various periods through 2022, may be subject to certain limitations under Section 382 of the Internal Revenue Code of 1986, as amended, and other limitations under state and foreign tax laws. To the extent that net operating losses of approximately $4,568,000, when realized, relate to stock options and warrants, the resulting benefits will be credited to stockholders' equity.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


8.   INCOME TAXES (continued)
     ------------

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. As of December 31, 2002, significant components of the Company's deferred tax assets are approximately as follows:

     Net operating loss                                         $  (1,591,600)
     Stock based compensation                                          10,600
     Accrued officers wages                                            27,900
                                                                -------------
         Total deferred tax assets                                 (1,553,100)
         Valuation allowance for deferred tax assets                1,553,100
                                                                -------------

         Net deferred tax assets                                $          --
                                                                =============

9.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Mining claims - The Company has a lease and purchase option agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 less payments already made.

     Auto lease - The Company has an operating lease for an automobile that expires during 2004. The monthly lease payment totals $ 650 per month. Lease payments for year ended December 31, 2002 and 2001 totaled $7,800 and $7,800, respectively.

     Future minimum lease payments required under the auto lease as of December 31, 2002, are as follows:

     Year ending December 31,
     ------------------------
         2003                                                   $       7,800
         2004                                                           6,100
                                                                -------------

                                                                $      13,900
                                                                =============

11.  SUBSEQUENT EVENTS
     -----------------

     In March 2003, the Company engaged Anthony F. Ciali as a management consultant of the Company. Under the agreement, Mr. Ciali is to provide consulting services, initially, in the capacity of President of the Company. Compensation is payable at a monthly rate of $7,500 and shall be reviewed by the Board of Directors in January 2004, with any adjustment not to be less than the rate of inflation during the previous twelve-month period, as measured by the U.S. Consumer Price Index. Further, the Company granted Mr. Ciali an option to purchase 300,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock, as quoted on the OTC BB, for the five trading days prior to the Effective Date or $0.142. The option is fully vested upon grant and has a three year term and is valued at $33,900 using the Black Scholes Model. The agreement is continuous until either party terminates such services.

     In January 2003, the Company borrowed an additional $25,000 from a stockholder. The note is secured by real property, bearing an interest rate of 6.0%, maturing in July 2003.

                             CAN-CAL RESOURCES, LTD.
                          NOTES TO FINANCIAL STATEMENTS


11.  SUBSEQUENT EVENTS (continued)

     In February 2003, the Company negotiated with a stockholder to include accrued interest of approximately $1,000 into the principal balance of the note payable-related party with a balance of $25,800 as of December 31, 2002, maturing in February 2003. As a result of the negotiation, the note has been extended to August 2003.

     In February 2003, the Company negotiated with various stockholders to extend notes payable-related parties totaling $12,000 as of December 31, 2002 from February 2003 to February 2004.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Effective June 14, 2002, the company's independent accountants, Murphy, Bennington & Company, for the year ended December 31, 2001 declined to stand for re-election. Accordingly the board of directors approved the engagement of L. L. Bradford & Company, LLC as its independent accountants for the year ending December 31, 2002, effective June 25, 2002.

     The reports of Murphy, Bennington & Company did not contain an adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope, or accounting principles.

     In connection with the audits of the company's financial statements for each of the two fiscal years ended December 31, 2001 and 2000, and in the subsequent interim period, there were no disagreements with Murphy, Bennington & Company on any matters of accounting principles or practices, financial statement disclosure, or auditing scope and procedures which, if not resolved to the satisfaction of Murphy, Bennington & company would have caused Murphy, Bennington & Company to make reference to the matter in their report.

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

     NAME                 AGE     POSITION AND TENURE

     Ronald D. Sloan      62      Chief Executive Officer and Treasurer since May 1996
                                  Chairman of the Board since January 2001

     John Brian Wolfe     50      Secretary and a Director since May, 1996

     Barry E. Amies       59      Vice President and Director since October, 1998

     James Dacyszyn       72      Director since February, 1999

     Anthony F. Ciali     57      President since March 2003

     No arrangement exists between any of the above officers and directors pursuant to which any one of those persons was elected to such office or position.

     RONALD D. SLOAN. Mr. Sloan directed the company as President, Treasurer and CEO since May 2, 1996. On March 24, 2003, Mr. Sloan resigned as President. In 2001 Mr. Sloan was elected Chairman of the Board by the Can-Cal board of directors. In these capacities he manages the sub-contractors such as geologists, chemists, laboratory and office staff to achieve the analytical confirmation the company requires in order to realize success in the resource industry. During the past twenty five years Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the company's business. Mr. Sloan has no professional or technical credentials in the metals mining industry.

     ANTHONY F. CIALI. Mr. Ciali is a senior mining executive with over twenty-two years of international mining industry experience. Mr. Ciali was appointed President of the company on March 24, 2003. Prior to joining the company, Mr. Ciali was, from 1999, EVP-COO and CFO of ACS Advanced Computer Systems, Inc., a computer related company. From 1998 to 1999, he was a mining industry consultant. Mr. Ciali was President and CEO, and a director of Monarch Resources Limited, an international gold mining company listed on The Toronto Stock Exchange, with exploration and mining operations in Venezuela and Mexico and approximately 700 employees, from 1991 to 1997. From 1977 to 1990, Mr. Ciali was Vice President Finance and Administration of Gold Fields Mining Corporation ("Gold Fields"), an international gold mining company and a wholly owned subsidiary of Consolidated Gold Fields PLC. Gold Fields had annual gold production of approximately 400,000 ounces, from gold mines based in western United States, and an annual exploration budget of approximately $20 million, covering exploration projects in North and South America. Gold Fields employed over 700 people. From 1976 to 1977, Mr. Ciali was Assistant Controller of Azcon Corporation, an affiliate of Gold Fields, which was involved in steel distribution and manufacturing. From 1972 to 1976, he was employed as an auditor with Price Waterhouse, in New York, NY, where he obtained a CPA. Mr. Ciali has a BSc. degree in Mechanical Engineering and a Masters degree in Business Administration.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 furnished to the Registrant pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than ten percent of the Registrant's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2002 through December 31, 2002 to file on a timely basis, the reports required by Section 16(a) of the Exchange Act.

ITEM 10.  EXECUTIVE COMPENSATION

     During 2002 and 2001 no officer or director received any compensation and no officer or director has any options or other rights to purchase any shares of the company. They are reimbursed for out of pocket expenses incurred on behalf of the company or miscellaneous expenses as a result of services performed for the company as directors. Ronald Sloan, a resident of Vancouver, British Columbia, spends all of his time on the company's business. The company pays for the costs of maintaining an apartment in Las Vegas which serves as a company office and also for persons transacting business with the company to stay. There are no director's fees.

     In the third quarter of 2001, the company agreed to pay Mr. Sloan a salary of $60,000 per year. The company has been accruing $5,000 a month plus payroll taxes to cover this obligation. He does not have a written employment agreement.

     On March 24, 2003 the company signed a Management Consulting Agreement with Anthony F. Ciali, to employ Mr. Ciali as President for a fee of $7,500 per month, with upward adjustments annually on January 1 in the discretion of the board of directors (but not less than the preceding year's rate of inflation). The agreement has no duration, and will only end if either the company or Mr. Ciali terminate the agreement. The company issued an option to Mr. Ciali to purchase 300,000 shares at $0.14 per share (the average closing price for the five trading days preceding March 24, 2003); the option expires on March 23, 2006. After June 24, 2003, the terms of the Management Consulting Agreement will be subject to re-negotiation in good faith between the company and Mr. Ciali and may be converted to an employment agreement. Re-negotiation will address such items as the amount of monthly cash compensation, benefits such as a car lease allowance, insurance, and further stock options. If the agreement is terminated by the company other than for cause, or if Mr. Ciali terminates the agreement because he is paid less than the fee then in effect or there is a change in control of 25% or more of the combined voting power of the company, then Mr. Ciali will be entitled to 12 months severance pay at the monthly rate then in effect, payable monthly. A copy of the Management Consulting Agreement is filed as an exhibit to this annual report.

     The Board members do not have any stock options or similar plans, annuities, pension, retirement incentive, deferred compensation or any arrangements whereby they have been paid or may receive compensation.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information about beneficial ownership of our common stock as of the date of this report by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information is based on the Forms 3 and 4 filed by our officers and directors with the Securities and Exchange Commission as required by section 16(a) of the Securities and Exchange Act of 1934. Based on those Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as noted. Shares shown as owned by Mr. Amies include 54% of the shares held by a family partnership owned by his wife and adult children; the balance of shares (46%) are owned beneficially by the adult children. Shares shown as owned by Mr. Dacyszyn include shares held by a family company as to which he exercises beneficial ownership (he owns 31%of the shares of the family company); the balance of shares in the family company are controlled by an adult son, who manages the family company for a salary and 25%of the profits.

                             NAME AND ADDRESS                     AMOUNT AND NATURE
TITLE OF CLASS               OF BENEFICIAL OWNER                 OF BENEFICIAL OWNER         PERCENT OF CLASS

Common stock,                Ronald D.  Sloan                          785,431                   6.6%
par value $.001              4312-212 Street
                             Langley, B.C., Canada

Common Stock,                John Brian Wolfe                          785,431                   6.6%
par value $.001              3157 Silver Throne Drive
                             Coquitlam, B.C., Canada

Common Stock,                Barry E.  Amies                            153,535 (1)              1.3%
par value $.001              14198 Tamarack Drive
                             Vernon, B.C., Canada

Common Stock,                James Dacyszyn                             665,500 (2)              5.6%
par value $.001              #64, 9703-41 Avenue
                             Edmonton, A.B., Canada

Common Stock,                Anthony F. Ciali                           300,000 (3)              2.5%
par value, $.001             28 Lawrencia Drive
                             Lawrenceville, NJ 08648

Common Stock,                All Officers and Directors               2,691,807 (4)             22.7%
par value $.001              as a group

(1) shares are owned by Mr. Amies family partnership (Amies Holdings Ltd.). Shares shown as owned by Mr. Amies include 54% of the shares held by a family partnership owned by his wife and adult children; the balance of shares (46%) are owned beneficially by the adult children.

(2) 470,000 shares are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company are controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares.

(3)  shares covered by options held by Mr. Ciali

(4)  assumes exercise of the options on 300,000 shares held by Mr. Ciali

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     LOANS BY OFFICERS

     The company borrows money from Mr. Sloan when operating capital is needed. The borrowings are unsecured and repayments are made at the company's discretion. Interest is at 7.5%. Activity for this note in 2001 and through December 31, 2002 is summarized as follows:

                                            December 31,        December 31,
                                                 2002               2001

     Principal balance, beginning           $    76,048         $    114,745

       Additional borrowings                     20,484               89,253

     Principal repayments                       (32,226)            (127,950)
                                            -----------         ------------

     Principal balance, ending              $    64,306         $     76,048
                                            ===========         ============

     At December 31, 2002, the company owed Brian Wolfe, a director, $6,803 plus interest of $220, for a loan maturing on July 17, 2003, and $5,000 plus interest of $323.50 for a loan maturing on February 5, 2003.both bearing interest at 7.5%. The note due on February 5, 2003 was rolled into a new note ($5,388), now due on February 5, 2004.

     James Dacyszyn, a director, loaned the company $5,000 on February 12, 2002 (maturing February 12, 2003) and $5,000 on April 22, 2002 (maturing April 22,
2003), both bearing interest at 7.5%. The February note was rolled into a new note ($5,388), now due February 12, 2004. On March 7, 2003, Mr. Dacyszyn loaned the company an additional $2,500, bearing interest at 7.5% and maturing on March 7, 2004.

     Barry Amies, a director has loaned the company $3,000, bearing interest at 7.5% and maturing on April 5, 2003. This note was rolled into a new note ($3,233), now due on April 5, 2004. On March 27, 2003, Mr. Amies loaned the company an additional $1,000, bearing interest at 7.5% and maturing on March 27, 2004.

     The company owed Robin Schwarz $17,984 at December 31, 2002 consisting of loans in various amounts, at various dates, and interest ranging from 13.24% to 27.99%, due on demand.

     All the preceding loans are unsecured.

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

     In 1999 and 2000, Joseph Reschreiter, a former director, purchased restricted shares of common stock, as follows.

                                                              Percent Discount
       Date         Number of Shares          Price           From Market Price
       ----         ----------------          -----           -----------------

     06-22-99           32,000            $.50 per share           57.0%
     06-22-99           10,000            $.50 per share           57.0%
     03-02-00           45,000            $.75 per share           50.0%


ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits


Exhibit No.   Title of Exhibit
-----------   ----------------

 3.0          Articles of Incorporation......................................[1]

 3.1          Amendment to the Articles of Incorporation.....................[1]

 3.2          By-Laws........................................................[1]

 10.0         Joint Venture Agreement between Robin Schwarz,
              Aylward Schwarz, S&S Mining, a Nevada Corporation,
              and Can-Cal Resources Ltd. ....................................[1]

 10.1         Mining Lease Agreement between Can-Cal Resources Ltd.
              and Twin Mountain Rock Venture dated May 1, 1998 ..............[1]

 10.2         Loan Agreement between Owen Sequoia, Inc.
              and Can-Cal Resources Ltd. ....................................[1]

 10.3         Amendment to Loan Agreement dated June 9, 1998.................[1]

 10.4         Second Amendment to Loan Agreement ............................[1]

 10.5         Deed of Trust, Security Agreement, Financing Statement,
              and Fixture Filing with Assignment of Rents ...................[1]

 10.6         Lease and Purchase Option Agreement dated March 12, 1998
              between Arthur James Good and Wanda Mae Good
              and Can-Cal Resources Ltd......................................[1]

 10.7         Management Consulting Agreement
              with Anthony F. Ciali............................................*

 10.8         Quit Claim Deed from Aurum, LLC to Can-Cal Resources Ltd.......[1]

 10.9         Agreement between Tyro, Inc., Dean Willman,
              Roland S. Ericsson, and Can-Cal Resources Ltd. ................[1]

 10.10        Promissory Notes to directors and Robin Schwarz................[6]

 10.11- 10.12 Left blank - no exhibit filed.

 10.13        Agreement between Can-Cal Resources, Ltd.,
              Cameron Miller and James R. Ardoin, dated
              December 6, 1999...............................................[2]

 10.14        Loan Agreement between First Colony Merchant,
              Tobian Trading Limited and Can-Cal Resources, Limited
              (f/y 2000 loan, second lender on Pisgah property)..............[3]

 10.15        Deed of Trust Security Agreement, Financial
              Statement and Fixture Filing with Assignment of Rents..........[3]

 10.16        Option Agreement with Lender...................................[3]

 10.17        Written notice to exercise option..............................[3]

 10.18        Agreement between Can-Cal Resources, Ltd, and
              Consultant Bruce Ballantyne....................................[3]

 10.19        Forbearance Agreement with Lender
              (first lender on Pisgah property)..............................[4]

 10.20        Forbearance Agreement with Lender
              (second lender on Pisgah property).............................[4]

 10.20(a)     Amendment to Forbearance Agreement with Lender
              (second lender on Forbearance Agreement).......................[6]

 10.21        Investment Agreement (Dutchess Private Equities Fund
              and DRH Investment Company, LLC ...............................[5]

 10.22        Registration Rights Agreement
              (for Investment Agreement transaction).........................[5]

 10.23        Escrow Agreement (for future transactions
              under Investment Agreement) ...................................[5]

 10.24        National Financial Communications Corp.
              Consulting Agreement (Public Relations Agreement)..............[5]

 10.25        Amendment to National Financial
              Communications Corp. Consulting Agreement......................[7]

 10.26        Form of Debenture
              Dutchess Private Equities Fund, L.P............................[8]

 10.27        Debenture Warrant
              Dutchess Private Equities Fund, L.P............................[8]

 10.28        Registration Rights Agreement
              Dutchess Private Equities Fund, L.P............................[8]

99.1          Certification Pursuant to Section 1350 of Chapter 63
              of Title 18 of the United States Code............................*


*      Filed herewith.

[1] Incorporated by reference with the like-number exhibit filed with the company's Form 10-SB filed July 9, 1999.

[2] Incorporated by reference from the like-numbered exhibit from the company's Form 10-KSB for the fiscal year ended December 31, 1999, filed March 28, 2000.

[3] Incorporated by reference from the like-numbered exhibit from the company's Form 10-KSB for the fiscal year ended December 31, 2000, filed March 15, 2001.

[4] Incorporated by reference from the like-numbered exhibit from the company's Form 10-QSB for the quarter ended June 30, 2001, filed August 13, 2001.

[5] Incorporated by reference from the like-numbered exhibit from the company's Form SB-2 initial filing, (SEC File No. 333-72252) filed October 26, 2001.

[6] Incorporated by reference from the like-numbered exhibit from the company's Form SB-2 Amendment No. 1 (SEC File No. 333-72252) filed February 12, 2002.

[7] Incorporated by reference from the like-numbered exhibit from the company's Form SB-2 Amendment No. 2 (SEC File No. 333-72252) filed April 5, 2002.

[8] Incorporated by reference from the like-numbered exhibit from the company's Form 8-K filed July 29, 2002.

(b) Reports on Form 8-K.

     During the fourth quarter of the fiscal year ended December 31, 2002, the company did not file any reports on Form 8-K.

ITEM 14.  CONTROLS AND PROCEDURES

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

                                                 CAN-CAL RESOURCES, Ltd.
                                                 (Registrant)


Date: April 15, 2002.                       By:    /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan,
                                                 Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 15, 2002                        By:    /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan, Director


Date: April 15, 2002                        By:    /s/  John Brian Wolfe
                                                 -------------------------------
                                                 John Brian Wolfe, Director


Date: April 15, 2002                        By:    /s/  James Dacyszyn
                                                 -------------------------------
                                                 James Dacyszyn, Director


Date: April 15, 2002                        By:    /s/  Barry E. Amies
                                                 -------------------------------
                                                 Barry E. Amies, Director

                                  CERTIFICATION

     I, Ronald D. Sloan, certify that:

1.  I have reviewed this annual report on Form 10-KSB of Can-Cal Resources Ltd.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and I have:

    a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this annual report is being prepared;

    b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and board of directors:

    a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 15th day of April, 2003.


                                                   /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer