Form 10KSB/A
period 2002-12-31
CAN CAL RESOURCES LTD
filed 2003-04-18
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                 FORM 10-KSB/A

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



Date: April 17, 2002                        By:    /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan, Director


Date: April 17, 2002                        By:    /s/  John Brian Wolfe
                                                 -------------------------------
                                                 John Brian Wolfe, Director


Date: April 17, 2002                        By:    /s/  James Dacyszyn
                                                 -------------------------------
                                                 James Dacyszyn, Director


Date: April 17, 2002                        By:    /s/  Barry E. Amies
                                                 -------------------------------
                                                 Barry E. Amies, Director

                                  CERTIFICATION

     I, Ronald D. Sloan, certify that:

1.  I have reviewed this annual report on Form 10-KSB/A of Can-Cal Resources
Ltd.;

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

DATED this 17th day of April, 2003.


                                                   /s/  Ronald D. Sloan
                                                 -------------------------------
                                                 Ronald D. Sloan,
                                                 Chief Executive Officer and
                                                 Chief Financial Officer