Form 10QSB
period 2003-03-31
CAN CAL RESOURCES LTD
filed 2003-05-15
CIK 1083848

13

                                   FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934 For the fiscal quarter ended March 31, 2003

     Transition Report under Section 13 or 15(d) of the Securities Exchange --- Act of 1934. For the transition period from _____ to _____.

     Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

              Nevada                                   88-0336988
-------------------------------------     --------------------------------------
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
                                                           Yes  X      No
                                                               -----      -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                           Outstanding on May 12, 2003
-----------------------------------         ------------------------------------
   Common Stock, Par Value $.001.                       11,916,357

Transitional Small Business Disclosure Format (Check one): Yes_____  No   X    .
                                                                       -------

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)                                4

            Condensed Statements of Operations (unaudited)                     5

            Condensed Statements of Stockholders' Deficit (unaudited)          6

            Condensed Statements of Cash Flows (unaudited)                     7

            Notes to Condensed Financial Statements (unaudited)             8-10

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                  11-12

ITEM 3.     Controls and Procedures                                           12

PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities                                             13

ITEM 3.     Defaults Upon Senior Securities                                   13

ITEM 6.     Exhibits and Reports on Form 8-K                                  13

            Signatures                                                        14

            Certifications                                                 15-16

PART 1

ITEM 1 FINANCIAL STATEMENTS
                             CAN-CAL RESOURCES LTD.
                             CONDENSED BALANCE SHEET
                                     ASSETS

                                                                          March 31, 2003
                                                                          --------------
                                                                           (UNAUDITED)
Current assets
    Cash                                                                  $      10,200
    Accounts receivable                                                           2,400
    Prepaid expenses                                                              5,800
                                                                           ------------
      Total current assets                                                       18,400

Fixed assets, net                                                                32,500

Other assets, net                                                                10,100
                                                                           ------------

Total assets                                                              $      61,000
                                                                          =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                              $     224,600
    Due to stockholder                                                           17,500
    Notes payable-related parties - current portion                             210,700
      Total current liabilities                                                 452,800

Long-term liabilities
    Notes payable-related parties - long-term portion                           300,000
    Convertible note payable-related party                                      120,000
                                                                           ------------

Total liabilities                                                               872,800

Commitments and contingencies                                                      --

Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized, no shares issued an outstanding                                  --
    Common stock; $0.001 par value; 15,000,000 shares
      authorized, 11,763,857 shares issued and outstanding                       11,800
    Additional paid-in capital                                                4,020,500
    Unamortized loan fees from stock issued and warrants
      granted in relation to convertible note payable-related party             (18,200)
    Accumulated deficit                                                      (4,825,900)
                                                                           ------------
      Total stockholders' deficit                                              (811,800)
                                                                           ------------

Total liabilities and stockholders' deficit                               $      61,000
                                                                          =============

                 See Accompanying Notes to Financial Statements
                                        4

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                   Three Months Ended March 31,
                                                 ------------------------------
                                                      2003             2002
                                                 ------------      ------------

Material sales                                   $      6,200      $       --

Cost of sales                                           1,600              --
                                                 ------------      ------------

    Gross profit                                        4,600              --

General and administrative expenses                   122,500           112,000
                                                 ------------      ------------

Loss from operations                                 (117,900)         (112,000)

Other income (expense)
    Rental revenue                                      5,600             5,600
    Interest income                                      --               1,000
    Interest expense                                  (32,400)          (77,200)
                                                 ------------      ------------

Loss before provision for income taxes               (144,700)         (182,600)

Provision for income taxes                               --                --
                                                 ------------      ------------

Net loss                                         $   (144,700)     $   (182,600)
                                                 ============      ============

Basic and diluted loss per common share          $      (0.01)     $      (0.02)
                                                 ============      ============

Basic and diluted weighted average
    common shares outstanding                      11,691,445        10,436,225
                                                 ============      ============
















                 See Accompanying Notes to Financial Statements
                                        5

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)




                                                                                       Unamortized
                                                  Common Stock                      loan fees related
                                             ---------------------    Additional     to convertible                       Total
                                              Number of                 Paid-in       note payable-     Accumulated    Stockholders'
                                               Shares       Amount      Capital       related party      Deficit          Deficit
                                             ----------   --------   -----------    -----------------   -----------    -------------

Balance, December 31, 2002                   11,683,987   $ 11,700   $ 3,961,100        $ (22,000)     $ (4,681,200)   $ (730,400)

Common shares issued for cash                    54,910        100        10,900               --               --        11,000

Common shares issued for services                24,960         --         5,000               --               --         5,000

Current period amortization of loan fees             --         --            --            3,800               --         3,800

Options granted for services                         --         --        33,900               --               --        33,900

Deemed interest expense related to
  conversion feature of note
  payable-related party                              --         --         9,600               --               --         9,600

 Net loss                                            --         --            --               --          (144,700)     (144,700)
                                             ----------   --------   -----------        ---------      ------------    ----------

                                             11,763,857   $ 11,800   $ 4,020,500        $ (18,200)     $ (4,825,900)   $ (811,800)
                                             ==========   ========   ===========        =========      ============    ==========


















































                 See Accompanying Notes to Financial Statements
                                        6

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                  Three Months Ended March 31,
                                                                  ----------------------------
                                                                      2003            2002
                                                                  -----------      -----------
Cash flows from operating activities:
    Net loss                                                      $ (144,700)      $ (182,600)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                        38,900             --
      Depreciation and amortization                                   10,400            4,500
      Stock issued for interest                                         --             71,800
      Deemed interest expense                                          9,600             --
    Changes in operating assets and liabilities:
      Change in accounts receivable                                   (2,400)            --
      Change in notes receivable-related parties                        --             (1,000)
      Change in prepaid expenses                                       5,000            4,200
      Change in accounts payable and accrued expenses                 44,300           19,000
      Change in due to shareholder                                      (500)          (2,100)
                                                                  ----------       ----------
         Net cash used by operating activities                       (39,400)         (86,200)

Cash flows from investing activities:
    Purchase of fixed assets                                          (1,100)            --
                                                                  ----------       ----------
         Net cash used by investing activities                        (1,100)            --

Cash flows from financing activities:
    Proceeds from issuance of common stock                            11,000           50,400
    Proceeds from borrowing on notes payable-related parties          28,900           49,100
    Principal payments on notes payable-related parties               (2,500)         (12,700)
                                                                  ----------       ----------
         Net cash provided by financing activities                    37,400           86,800
                                                                  ----------       ----------

Net increase (decrease) in cash                                       (3,100)             600

Cash, beginning of period                                             13,300           14,800
                                                                  ----------       ----------

Cash, end of period                                               $   10,200       $   15,400
                                                                  ==========       ==========


Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                    $     --         $     --
                                                                  ==========       ==========
    Cash paid for interest                                        $     --         $     --
                                                                  ==========       ==========











                 See Accompanying Notes to Financial Statements
                                        7

                             CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Can-Cal Resources Ltd. ("the Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2003 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on net income.

3.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable consisted of the following as of March 31, 2003:

         Note payable to a stockholder, secured by 2nd deed of trust, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of its first and second semi-annual interest payment of $24,000 but is currently
         negotiating forbearance on collection of the interest)                     $   300,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                          61,800

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing February 2004                      26,800

         Note payable to a stockholder, secured by real property,
         bearing interest at 6% per annum, maturing July 2003                            25,000

         Note payable to an entity owned by a stockholder, unsecured,
         bearing interest at 5% per annum, maturing July 2003                            18,100

         Note payable to an entity owned by a stockholder, unsecured,
         bearing interest at 5% per annum, maturing July 2003                            17,900

                             CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   NOTES PAYABLE-RELATED PARTIES (continued)
     -----------------------------

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, due on demand                               16,000

         Note payable to an stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing May 2003                           13,800

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing July 2003                                            6,800

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing May 2004                                             5,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                           5,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2003                                           5,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2003                                           3,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                           2,500

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2004                                        2,200

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                           1,000
                                                                                    -----------

                                                                                        510,700
         Less: amounts due within one year                                              210,700
                                                                                    -----------

         Long-term portion of notes payable                                         $   300,000
                                                                                    ===========


5.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY
     --------------------------------------

     As of March 31, 2003, convertible note payable-related party totaling $120,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $7,900 (net of amortized expense of $5,300) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $10,100 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to free-trading common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion. For the three months ended March 31, 2003, the Company recorded $1,700 in amortization expense.

                             CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY (continued)
     --------------------------------------

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $9,600.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $3,800 was expensed during the three months ended March 31, 2003.

6.   CONSULTING AGREEMENT
     --------------------

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

7.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $144,700 for the three months ended March 31, 2003. The Company's current liabilities exceed its current assets by approximately $434,400 as of March 31, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.   SUBSEQUENT EVENTS
     -----------------

     During April 2003, the Company issued 152,500 shares of the Company's common stock for $30,500 in cash.

     During April 2003, the Company appointed Anthony F. Ciali as Chief Executive Officer and to the Board of Directors of the Company.

     During April 2003, the Company engaged Mr. Luis A. Vega as Senior Consulting Geologist of the Company. Under the agreement, the Company agreed to pay Mr. Vega $500 per day of service, with a minimum commitment of five days per month, and granted Mr. Vega an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. The option is fully vested in April 2004 and was valued at $21,460 using the Black Scholes model and will be forfeited if the agreement is terminated prior to April 2004. The agreement may be terminated by either party.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATIONS.

     The company intends to focus on the potential for developing industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2002 and for the three-month period ended 2003. If a sufficient industrial sales market exists for Pisgah's volcanic cinders, the company may consider a joint venture arrangement with an established aggregates-related company in order to maximize the potential profits for said sales. There is no assurance that such a market exists or that the company would be successful in entering into a joint venture with an aggregates-related company, or if the company would determine that negotiated details of such a potential arrangement would be in its best interest.

     We will continue with limited sampling and testing of Pisgah's volcanic cinder materials to determine whether a leaching process can be developed or acquired to economically extract the precious metals contained in these materials. If successful, and subject to available funding, we would install a small pilot plan at Pisgah to process small batches of material for testing purposes, as a prelude to any consideration of potentially installing a full-scale production plant at Pisgah, which would, among other factors, be dependent on an independent reserve report and feasibility study and the availability of adequate funding on acceptable terms. There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be economically extracted form the Pisgah property.

     Subject to available funding, and suitable mineral properties of interest, we intend to assess opportunities for acquiring additional mineral properties both in North and South America.

     The company presently has one full-time employee, one full-time management consultant and one part-time geological consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of March 31, 2003, the Company had a working capital deficit of $434,400 and approximately $10,200 cash was available to sustain operations, which would cover one-month's operations maximum. The working capital deficit as of December 31, 2002 was $358,500 and approximately $13,300 cash was available. Before the sale of any stock to Dutchess Fund and DRH, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and the outcome of the discussions with other companies cannot be predicted

     The Company had sales of $6,200, and a gross profit of $4,600, from the sale of cinder materials during the three months ended March 31, 2003. There were no sales of cinder materials for the same period in 2002. The Company sustained a loss from operations of $144,700 for the three month period ended March 31, 2003, compared to a loss of $182,600 for the three period ended March 31, 2002. The decreased loss was principally due to a $44,800 decrease in interest expense, offset by an increase of $10,500 in General and Administrative Expenses. The reduction in interest expense was principally attributable to the issuance of common stock to First Colony Merchant, during the three months ended March 31, 2002, in satisfaction of accrued interest of $48,000. The Company recorded $71,800 of interest expense to reflect the issuance of such shares at fair value.

     Costs and expenses increased approximately $10,500 to $122,500 (compared to $112,000 in 2002). The changes in costs and expenses, stated as changes for the period ended March 31, 2003 compared to the same period for 2002, were principally due to

     o Consulting increased by $15,900, principally due to a non-cash charge of $33,900, representing the value of the stock options granted to Mr. Ciali when he was appointed President of the Company in March 2003, offset by an overall reduction in consulting fees.

     o Depreciation and amortization charges increased by $5,800 due to the amortization of loan fees on the Dutchess $120,000 convertible debenture.

     o Property and payroll taxes increased by $2,000 due to an accrual of property taxes.

     o Professional fees decreased by $6,500 principally due to lower legal fees being incurred.

     o Insurance expense decreased by $6,800 because the Company's D&O insurance policy has not yet been renewed, as more reasonably priced bids for this coverage are being sought.

     Net cash used by operating activities amounted to approximately $39,400 for the three month period ended March 31, 2002, compared with approximately $86,200 for the same period in 2002, reflecting managements efforts to reduce overall expenditures until adequate financing is available to the Company.

     Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. If the Company locates and delineates reserves, the Company may capitalize certain of those expenses.

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


                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

     (c) During the three months ended March 31, 2003, we sold 54,910 (39,910 to a Canadian resident and 15,000 to a resident of the United States) restricted common shares for a total of $10,980, and issued warrants to purchase 109,820 restricted common shares, exercisable at $0.20 per share. We also issued 24,960 restricted common shares for services for a total value of $5,000. These securities were issued in private transactions, with respect to the Canadian resident in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen in reliance of Section 4.2 of the 1933 Act. No commissions were paid in connection with these transactions.

     In connection with the signing of a management consulting agreement with Anthony F. Ciali in March 2003, we issued to Mr. Ciali options to purchase 300,000 restricted shares of common stock. See Note (B) to the financial statements in this report. Mr. Ciali now is Chief Executive Officer and President of the Company.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is in default of its first and second semi-annual interest payment of $24,000 (a total of $48,000) on a note payable of $300,000, but is currently negotiating forbearance on collection of the interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.                                                      Page No.
         --------                                                       --------

         99.1  Certifications pursuant to Section 1350 of Chapter 63
               of Title 18 of the United States Code                       17-18

         (b) Reports on Form 8-K. On March 26, 2003, the Company filed a Form 8-K reporting the appointment of Anthony F. Ciali as president.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             CAN-CAL RESOURCES LTD.
                                             (REGISTRANT)



Date: May 14, 2003                           By:    /s/  Anthony F. Ciali
                                                  ------------------------------
                                                  ANTHONY F. CIALI,
                                                  Chief Executive Officer
                                                  and President

                                  CERTIFICATION

     I, Anthony F. Ciali, certify that:

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of May, 2003.


                                              /s/  Anthony F. Ciali
                                            ------------------------------------
                                            Anthony F. Ciali
                                            Chief Executive Officer

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

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. We have disclosed, based on our most recent evaluation, to the registrant's auditors and board of directors:

     a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. We have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

DATED this 14th day of May, 2003.


                                               /s/  Ronald D. Sloan
                                             -----------------------------------
                                             Ronald D. Sloan,
                                             Chief Financial Officer