Form 10QSB
period 2003-06-30
CAN CAL RESOURCES LTD
filed 2003-08-14
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

  X     Quarterly Report pursuant to Section 13 or 15(d) of the
-----   Securities Exchange Act of 1934
        For the fiscal quarter ended June 30, 2003

        Transition Report under Section 13 or 15(d) of the
-----   Securities Exchange Act of 1934.
        For the transition period from _____ to _____.

        Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                     86-0865852
-------------------------------------     --------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                   8221 Cretan Blue Lane, Las Vegas, NV 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                   (702) 243-1849 (Issuer's telephone number)
--------------------------------------------------------------------------------

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
                                                            Yes         No
                                                                -----      -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding on August 12, 2003
-------------------------------------     --------------------------------------
   Common Stock, Par Value $.001.                     12,252,148

Transitional Small Business Disclosure Format (Check one):  Yes         No   X
                                                                -----      -----

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.    FINANCIAL INFORMATION

Item 1.    FINANCIAL STATEMENTS

           Condensed Balance Sheet (Unaudited)                               4

           Condensed Statements of Operations (Unaudited)                    5

           Condensed Statement of Stockholders' Deficit (Unaudited)          6

           Condensed Statements of Cash Flows (Unaudited)                    7

           Notes to Condensed Financial Statements (Unaudited)            8-11


Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 12-13

Item 3     Controls and Procedures                                          13

PART II.   OTHER INFORMATION

Item 2.    Changes in Securities                                            14

Item 6.    Exhibits and Reports on Form 8-K                                 14

           Signatures                                                       15

           Certifications                                                16-19

                             CAN-CAL RESOURCES LTD.
                            CONDENSED BALANCE SHEET


                                     ASSETS

                                                                        June 30, 2003
                                                                        -------------
                                                                         (UNAUDITED)
Current assets
    Cash                                                                $    32,000
    Accounts receivable                                                       2,600
    Prepaid expenses                                                            800
                                                                        -------------
      Total current assets                                                   35,400

Fixed assets, net                                                            28,500

Other assets, net                                                             8,400
                                                                        -------------

Total assets                                                            $    72,300
                                                                        =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
    Accounts payable and accrued liabilities                            $   304,400
    Due to stockholder                                                       17,000
    Notes payable-related parties - current portion                         203,500
                                                                        -------------
      Total current liabilities                                             524,900

Long-term liabilities
    Notes payable-related parties - long-term portion                       300,000
    Convertible note payable                                                115,000
                                                                        -------------

Total liabilities                                                           939,900

Commitments and contingencies                                                  --

Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
      authorized, no shares issued an outstanding                              --
    Common stock; $0.001 par value; 15,000,000 shares
      authorized, 12,145,715 shares issued and outstanding                   12,100
    Additional paid-in capital                                            4,118,600
    Unamortized loan fees from stock issued and warrants
      granted in relation to convertible note payable-related party         (14,400)
    Accumulated deficit                                                  (4,983,900)
                                                                        -------------
      Total stockholders' deficit                                          (867,600)
                                                                        -------------

Total liabilities and stockholders' deficit                             $    72,300
                                                                        =============



            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                             Three Months Ended June 30,          Six Months Ended June 30,
                                            ------------------------------      ------------------------------
                                                2003              2002              2003              2002
                                            ------------      ------------      ------------       -----------

Material sales                              $      4,600      $       --        $     10,800      $       --

Cost of sales                                      2,500              --               4,100              --
                                            ------------      ------------      ------------       -----------

    Gross profit                                   2,100              --               6,700              --

General and administrative expenses              137,700           145,100           260,200           257,100
                                            ------------      ------------      ------------       -----------

Loss from operations                            (135,600)         (145,100)         (253,500)         (257,100)

Other income (expense)
    Rental revenue                                 5,700             5,700            11,300            11,300
    Interest income                                 --                 900              --               1,900
    Interest expense                             (28,100)          (30,400)          (60,500)         (107,600)
                                            ------------      ------------      ------------       -----------

Loss before provision for income taxes          (158,000)         (168,900)         (302,700)         (351,500)

Provision for income taxes                          --                --                --                --
                                            ------------      ------------      ------------       -----------

Net loss                                    $   (158,000)     $   (168,900)     $   (302,700)     $   (351,500)
                                            ============      ============      ============      ============

Basic and diluted loss per common share     $      (0.01)     $      (0.02)     $      (0.03)     $      (0.03)
                                            ============      ============      ============      ============

Basic and diluted weighted average
    common shares outstanding                 11,943,000        10,782,300        11,818,300        10,609,500
                                            ============      ============      ============      ============








            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEENTS OF STOCHOLDERS' DEFICIT
                                  (UNAUDITED)



                                                  Common Stock                        Unamortized
                                            ------------------------   Additional   loan fees related                     Total
                                             Number of                   Paid-in      to convertible     Accumulated   Stockholders'
                                              Shares        Amount       Capital       note payable        Deficit        Deficit
                                            ----------    ----------   ----------   -----------------    -----------   -------------

Balance, December 31, 2002                  11,683,987    $   11,700    $3,961,100     $ (22,000)       $ (4,681,200)   $ (730,400)

Common shares issued for cash                  343,410           300        68,400           --                 --          68,700

Common shares issued for services               43,243          --           9,400           --                 --           9,400

Common shares issued for conversion
  of convertable note payable,
  including interest of $200                    75,075           100         5,100           --                 --           5,200

Current period amortization of loan fees          --            --            --           7,600                --           7,600

Options granted for services                      --            --          55,400           --                 --          55,400

Deemed interest expense related to
  conversion feature of note payable              --            --          19,200           --                 --          19,200

Net loss                                          --            --            --             --             (302,700)     (302,700)
                                            ----------    ----------    ----------     ---------        ------------    ----------

Balance, June 30, 2003 (Unaudited)          12,145,715    $   12,100    $4,118,600     $ (14,400)       $ (4,983,900)   $ (867,600)
                                            ==========    ==========    ==========     =========        ============    ==========








            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                      Six Months Ended June 30,
                                                                    -----------------------------
                                                                        2003             2002
                                                                    -----------      -----------
Cash flows from operating activities:
    Net loss                                                        $  (302,700)     $  (351,500)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                           64,800           14,000
      Depreciation and amortization                                      19,900            9,800
      Stock issued for interest                                             200           71,800
      Deemed interest expense                                            19,200            1,500
    Changes in operating assets and liabilities:
      Change in accounts receivable                                      (2,600)            --
      Change in notes receivable-related parties                           --             (1,900)
      Change in prepaid expenses                                         10,000            5,000
      Change in other assets                                               --            (13,100)
      Change in accounts payable and accrued expenses                   126,400           81,500
      Change in due to shareholder                                       (1,000)          60,100
                                                                    -----------      -----------
         Net cash used by operating activities                          (65,800)        (122,800)

Cash flows from investing activities:
    Purchase of fixed assets                                             (1,100)          (8,500)
                                                                    -----------      -----------
         Net cash used by investing activities                           (1,100)          (8,500)

Cash flows from financing activities:
    Proceeds from issuance of common stock                               68,700          108,500
    Proceeds from borrowing on notes payable-related parties             28,500          105,600
    Principal payments on notes payable-related parties                 (11,600)        (142,600)
    Proceeds from convertible note payable                                 --            120,000
                                                                    -----------      -----------
         Net cash provided by financing activities                       85,600          191,500
                                                                    -----------      -----------

Net increase (decrease) in cash                                          18,700           60,200

Cash, beginning of period                                                13,300           14,800
                                                                    -----------      -----------

Cash, end of period                                                 $    32,000      $    75,000
                                                                    ===========      ===========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                      $      --        $      --
                                                                    ===========      ===========
    Cash paid for interest                                          $      --        $      --
                                                                    ===========      ===========

Schedule of non-cash financing activities:
    Issuance of common stock in satisfaction of accrued
      interest                                                      $      --        $    48,000
                                                                    ===========      ===========

    Issuance of common stock for conversion of convertible note
      payable-related party, excluding interest of $200             $     5,000      $      --
                                                                    ===========      ===========

            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2002 of Can-Cal Resources, Ltd. (the "Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Can-Cal Resources, Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2003 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
     ------------------------------------------

     Reclassification - Certain prior period balances have been reclassified to conform to the current period presentation, which have no effect on net income.

3.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable-related parties consists of the following as of June 30, 2003:

         Note payable to a stockholder, secured by 2nd deed of trust, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
         (Note: The Company is in default of its first and second
         semi-annual interest payment of $24,000 but is currently
         negotiating forbearance on collection of the interest)                 $  300,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing July 2003                                      52,800

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing February 2004                 26,800

         Note payable to a stockholder, secured by real property,
         bearing interest at 6.0% per annum, maturing July 2003                     25,000

         Note payable to an entity owned by a stockholder, unsecured,
         Bearing interest at 5.0% per annum, maturing July 2003                     18,100

         Note payable to an entity owned by a stockholder, unsecured,
         Bearing interest at 5.0% per annum, maturing July 2003                     17,900

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMETNS
                                   (UNAUDITED)


3.   NOTES PAYABLE-RELATED PARTIES (continued)
     -----------------------------

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing June 2004                     16,700

         Note payable to an stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing May 2004                      14,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing July 2003                                       6,800

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing May 2004                                        5,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                      5,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2004                                      5,400

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing April 2004                                      3,200

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                      2,500

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2004                                   2,100

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing March 2004                                      1,000
                                                                                ----------

                                                                                   503,500
         Less: amounts due within one year                                         203,500
                                                                                ----------

         Long-term portion of notes payable-related parties                     $  300,000
                                                                                ==========


4.   CONVERTIBLE NOTE PAYABLE
     ------------------------

     As of June 30, 2003, convertible note payable totaling $115,000 consists of an unsecured loan agreement. Upon closing, the Company paid $6,400 (net of amortized expense of $7,000) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $8,400 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The lender has the option of converting this loan to common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion. For the six months ended June 30, 2003, the Company recorded $3,400 in amortization expense.

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   CONVERTIBLE NOTE PAYABLE (continued)
     ------------------------

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $19,200 for the six months ended June 30, 2003.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which the Company recorded $7,600 in amortization expense for the six months ended June 30, 2003.

     During June 2003, the lender exercised an option to convert $5,000 in principal to 75,075 shares of the Company's common stock valued at $5,200, including interest of $200 which reflects the differential between market price and discounted conversion price.

5.   CONSULTING AGREEMENTS
     ---------------------

     In March 2003, the Company engaged Anthony F. Ciali as a management consultant of the Company. Under the agreement, Mr. Ciali is to provide consulting services, initially, in the capacity of President of the Company. Compensation is payable at a monthly rate of $7,500 and shall be reviewed by the Board of Directors in January 2004, with any adjustment not to be less than the rate of inflation during the previous twelve-month period, as measured by the U.S. Consumer Price Index. Further, the Company granted Mr. Ciali an option to purchase 300,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock, as quoted on the OTC BB, for the five trading days prior to the Effective Date or $0.142. The option is fully vested, has a three year term, and is valued at $33,900 using the Black Scholes Model. The agreement is continuous until either party terminates such services and has been amended as discussed in Note 8.

     During April 2003, the Company entered into a Management Consulting Agreement (the "Agreement") whereby the Company agreed to pay $500 per day of service provided by the consulting geologist. Through June 30, 2003, the Company has issued 18,283 shares of the Company's common stock to the consultant. The agreement may be terminated by either party. Additionally, the Company granted an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. The option is fully vested in April 2004 and was valued at $21,460 using the Black Scholes model and will be forfeited if the Agreement is terminated prior to April 2004.

6.   OTHER
     -----

     During April 2003, Ronald D. Sloan, Chairman, resigned as Chief Executive Officer, and Anthony F. Ciali, President, was appointed as Chief Executive Officer and to the Board of Directors of the Company.

7.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $302,700 for the six months ended June 30, 2003. The Company's current liabilities exceed its current assets by approximately $489,500 as of June 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

                             CAN-CAL RESOURCES LITD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   SUBSEQUENT EVENTS
     -----------------

     During July 2003, the lender who holds the convertible note payable (as discussed in Note 5) exercised an option to convert $5,000 in principal to 81,433 shares of the Company's common stock valued at $13,000, including interest of $8,000 which reflects the differential between market price and discounted conversion price.

     During July 2003, the Company negotiated new terms to the note payable-related party totaling $52,800 (as discussed in Note 3). The new note of $56,900 (including previously accrued interest of $4,100) is unsecured, bears interest of 7.5% per annum, and matures July 2004.

     During July 2003, the Company negotiated new terms to the note payable-related party totaling $25,000 (as discussed in Note 3). The new note of $25,800 (including previously accrued interest of $800) is unsecured, bears interest of 8.0% per annum, and matures January 2004.

     During July 2003, the Company negotiated new terms to the note payable-related party totaling $18,100 (as discussed in Note 3). The new note of $18,500 (including previously accrued interest of $400) is unsecured, bears interest of 5.0% per annum, and matures July 2004.

     During July 2003, the Company negotiated new terms to the note payable-related party totaling $17,900 (as discussed in Note 3). The new note of $18,300 (including previously accrued interest of $400) is unsecured, bears interest of 5.0% per annum, and matures July 2004.

     During July 2003, the Company amended their agreement with the CEO to increase his monthly compensation to $10,000 beginning September 1, 2003, and to $12,500 per month beginning January 1, 2004. The amended agreement also calls for an annual discretionary bonus to be determined by the board, which shall not be less than 15% of the CEO's annualized compensation. The Company will also grant a 10 ten-year option to the CEO to purchase 500,000 shares of its common stock, with an exercise price equal to the closing market price on the day of the next annual meeting of stockholders.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(a)  Plan of Operations.

     Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. As part of its future growth strategy, the Company will focus its efforts on acquiring, exploring and developing precious minerals properties in the Western Hemisphere, with an emphasis on Latin America, particularly Mexico. The extent of these efforts will be subject to available funding. Management intends to maximize exploration expenditures by utilizing a focused approach to generative exploration, while simultaneously seeking out potential near-term production properties.

     The Company presently has gold exploration projects located in California and Arizona. During a recent visit to Mexico, senior management investigated several interesting mining properties, some with near-term production potential, which met the Company's future growth strategy objectives and would act as core properties for the Company's initiation of mining activities in Mexico. Discussions have been initiated regarding the acquisition of two of these Mexican gold properties. Management is also currently reviewing the legal and timing requirements for establishing a mining subsidiary in Mexico.

     The Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2002 and for the six-month period ended 2003. We will also continue with limited sampling and testing of Pisgah's volcanic cinder materials to determine whether a leaching process can be developed or acquired to economically extract the precious metals contained in these materials. If successful, and subject to available funding, we would install a small pilot plan at Pisgah to process small batches of material for testing purposes, as a prelude to any consideration of potentially installing a full-scale production plant at Pisgah, which would, among other factors, be dependent on an independent reserve report and feasibility study and the availability of adequate funding on acceptable terms. There is no assurance that precious metals exist in the volcanic cinders in commercial quantities or, if they do, that they can be economically extracted from the Pisgah property.

     The Company presently has two full-time employees and one part-time geological consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(b)  Liquidity and Capital Resources and Results of Operations

     As of June 30, 2003, the Company had a working capital deficit of $489,500 and approximately $32,000 cash was available to sustain operations, which would cover up to two-month's operations. The working capital deficit as of December 31, 2002 was $358,500 and approximately $13,300 cash was available. Before the sale of any stock to Dutchess Fund and DRH, we may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the company by any of these means, and the outcome of the discussions with other companies cannot be predicted

     The Company had sales of $10,800, and gross profit of $6,700, from the sale of cinder materials during the six months ended June 30, 2003. There were no sales of cinder materials for the same period in 2002. The Company sustained a net loss of $302,700 for the six month period ended June 30, 2003, compared to a loss of $351,500 for the six month period ended June 30, 2002. The decreased loss was principally due to a $47,100 decrease in interest expense. The reduction in interest expense was principally attributable to the issuance of common stock to First Colony Merchant, during the three months ended March 31, 2002, in satisfaction of accrued interest of $48,000. The Company recorded $71,800 of interest expense to reflect the issuance of such shares at fair value.

     General and administrative expenses for the six month period ended June 30, 2003 increased approximately $3,100 to $260,200 (compared to $257,100 for the same period in 2002). The changes in costs and expenses, stated as changes for the period ended June 30, 2003 compared to the same period for 2002, were principally due to

  o Consulting increased by $39,100, principally due to a non-cash charge of $33,900, representing the value of the stock options granted to Mr. Ciali when he was appointed President of the Company in March 2003, and a slight increase in overall consulting fees, as a result of Mr. Ciali's consulting services.

  o Depreciation and amortization charges increased by $10,100 due principally to the amortization of loan fees on the Dutchess $120,000 convertible debenture.

  o Travel & Entertainment expenses increased by $16,200 due to international travel expenses, as part of the Company's growth strategy to expand its mining-related activities into Latin America, and Mr. Ciali's travel-related expenses, in general.

  o Professional fees decreased by $15,400 principally due to lower legal fees being incurred.

  o Insurance expense decreased by $11,600 because the Company's D&O insurance policy has not yet been renewed, as more reasonably priced bids for this coverage are being sought.

     Net cash used by operating activities amounted to approximately $65,800 for the six month period ended June 30, 2003, compared with approximately $122,800 for the same period in 2002, reflecting management's efforts to reduce overall expenditures until adequate financing is available to the Company.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(c) During the three months ended June 30, 2003, we sold 288,500 (273,500 to 11 Canadian residents and 5,000 to a resident of the United States) restricted common shares for a total of $57,700, and issued warrants to purchase 288,500 restricted common shares, exercisable at $0.20 per share. We also issued 18,283 restricted common shares for services for a total value of $4,438. These securities were issued in private transactions, with respect to the Canadian resident in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen in reliance of Section 4(2) of the 1933 Act. No commissions were paid in connection with these transactions. We also issued 75,075 common shares to a lender for the exercise of an option to convert $5,000 in principal of a convertible note payable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         No.  Description                                               Page No.
         ---  -----------                                               --------

              31   Certifications Pursuant to Rule 13a-14(a)
                   and Rule 15d-14(a)......................................16

              32   Certifications Pursuant to Section 1350
                   of Chapter 63 of Title 18 of the
                   United States Code (furnished, not filed)...............18

     (b) Reports on Form 8-K. There was one report filed by the Company on Form 8-K during the quarter ended June 30, 2003, filed on April 29, 2003, under Item 5, reporting appointment of Anthony
              F. Ciali as Chief Executive Officer and the hiring of Luis A. Vega as a consulting geologist.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                           CAN-CAL RESOURCES LTD.
                                           (Registrant)



     Date:  August 13, 2003            By:   /s/  Anthony F. Ciali
                                           --------------------------------
                                           ANTHONY F. CIALI,
                                           Chief Executive Officer and President