Form 10QSB
period 2003-09-30
CAN CAL RESOURCES LTD
filed 2003-11-14
CIK 1083848

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

  X      Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934
         For the fiscal quarter ended September 30, 2003

         Transition Report under Section 13 or 15(d) of the Securities
-----    Exchange Act of 1934.
         For the transition period from _____ to _____.

         Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

               Nevada                                86-0865852
------------------------------------     ---------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
   incorporation or organization)

                    8224 Ocean Gate Way, Las Vegas, NV 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
                                                          Yes           No
                                                              -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                 Class                       Outstanding on November 12, 2003
--------------------------------------     -------------------------------------
    Common Stock, Par Value $.001.                     12,904,369

Transitional Small Business Disclosure Format (Check one):  Yes        No    X
                                                                -----      -----

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

     Such risks and uncertainties include, but are not limited to, the Company's ability to drill holes and properly test samples; its ability to locate and acquire mineral properties which contain sufficient grades of precious metals and/or minerals; the Company's ability to sell a portion or all of any of its properties to larger mining companies, or to enter into agreements with larger mining companies to explore and possibly develop its properties; its ability to produce precious metals on a commercial basis; the prices of precious metals, obtaining a mill or refinery to extract precious metals on an economic basis, the Company's ability to maintain the facilities it currently utilizes; the Company's ability to obtain permits for mining and milling operations; and the Company's ability to obtain financing necessary to maintain its operations.

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheet (Unaudited)                                4

          Condensed Statements of Operations (Unaudited)                     5

          Condensed Statement of Stockholders' Deficit (Unaudited)           6

          Condensed Statements of Cash Flows (Unaudited)                     7

          Notes to Condensed Financial Statements (Unaudited)             8-12


ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                  13-14

ITEM 3    Controls and Procedures                                           14

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities                                             15

ITEM 6.   Exhibits and Reports on Form 8-K                                  15

          Signatures                                                        16

          Certifications                                                 17-20

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                             CONDENSED BALANCE SHEET


                         ASSETS

                                                                     September 30, 2003
                                                                     ------------------
                                                                        (UNAUDITED)
Current assets
  Cash                                                                 $     10,000
  Accounts receivable                                                         1,500
                                                                       -------------
     Total current assets                                                    11,500

Fixed assets, net                                                            24,200

Other assets, net                                                             8,900
                                                                       -------------

Total assets                                                           $     44,600
                                                                       =============

         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                             $    362,900
  Due to stockholder                                                         16,600
  Notes payable-related parties - current portion                           224,000
                                                                       -------------
     Total current liabilities                                              603,500

Long-term liabilities
  Notes payable-related parties - long-term portion                         300,000
  Convertible note payable - related party                                  110,000
                                                                       -------------

Total liabilities                                                         1,013,500

Commitments and contingencies                                                    --

Stockholders' deficit
  Preferred stock; $0.001 par value; 10,000,000 shares
     authorized, no shares issued an outstanding                                 --
  Common stock; $0.001 par value; 15,000,000 shares
     authorized, 12,498,927 shares issued and outstanding                    12,500
  Additional paid-in capital                                              4,184,600
  Unamortized loan fees from stock issued and warrants
     granted in relation to convertible note payable-related party         (10,700)
  Accumulated deficit                                                   (5,155,300)
                                                                       -------------
     Total stockholders' deficit                                          (968,900)
                                                                       -------------

Total liabilities and stockholders' deficit                            $     44,600
                                                                       =============


            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                               ---------------------------------         ---------------------------------
                                               Three Months Ended September 30,           Nine Months Ended September 30,
                                               ---------------------------------         ---------------------------------
                                                   2003                2002                  2003                 2002
                                               ------------         ------------         ------------         ------------

Material sales                                 $      3,700         $       --           $     14,500         $       --

Cost of sales                                         2,200                 --                  6,300                 --
                                               ------------         ------------         ------------         ------------

    Gross profit                                      1,500                 --                  8,200                 --

General and administrative expenses                 147,000              154,500              405,500              411,600
                                               ------------         ------------         ------------         ------------

Loss from operations                               (145,500)            (154,500)            (397,300)            (411,600)

Other income (expense)
    Rental revenue                                    9,600                5,600               20,900               16,900
    Interest income                                    --                  1,200                 --                  3,100
    Interest expense                                (37,200)             (29,500)             (97,700)            (137,100)
                                               ------------         ------------         ------------         ------------

Loss before provision for income taxes             (173,100)            (177,200)            (474,100)            (528,700)

Provision for income taxes                             --                   --                   --                   --
                                               ------------         ------------         ------------         ------------

Net loss                                       $   (173,100)        $   (177,200)        $   (474,100)        $   (528,700)
                                               ============         ============         ============         ============

Basic and diluted loss per common share        $      (0.01)        $      (0.02)        $      (0.04)        $      (0.05)
                                               ============         ============         ============         ============

Basic and diluted weighted average
    common shares outstanding                    12,302,265           11,175,244           11,981,409           10,799,200
                                               ============         ============         ============         ============























            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                                                                 Unamortized
                                              Common Stock                        loan fees
                                          ---------------------    Additional    related to                        Total
                                          Number of                 Paid-in      convertible     Accumulated    Stockholders'
                                            Shares      Amount      Capital      note payable      Deficit        Deficit
                                          ----------   --------    -----------   ------------   -------------   -------------

Balance, December 31, 2002                11,683,987   $ 11,700    $ 3,961,100   $   (22,000)   $ (4,681,200)   $  (730,400)

Common shares issued for cash                458,410        400        91,300             --              --         91,700

Common shares issued for services            200,022        200        30,000             --              --         30,200

Common shares issued for conversion
  of convertible note payable,
  including interest of $8,300               156,508        200        18,100             --              --         18,300

Current period amortization of loan fees          --         --            --         11,300              --         11,300

Options granted for services                      --         --        55,400             --              --         55,400

Deemed interest expense related to
  conversion feature of note payable              --         --        28,700             --              --         28,700

Net loss                                          --         --            --             --        (474,100)      (474,100)
                                          ----------   --------    -----------   -----------    ------------    -----------

Balance, September 30, 2003 (Unaudited)   12,498,927   $ 12,500    $ 4,184,600   $   (10,700)   $ (5,155,300)   $  (968,900)
                                          ==========   ========    ===========   ===========    ============    ===========


































            See Accompanying Notes to Condensed Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                       Nine Months Ended September 30,
                                                                       -------------------------------
                                                                           2003                2002
                                                                       -----------         -----------
Cash flows from operating activities:
    Net loss                                                           $ (474,100)         $ (528,700)
    Adjustments to reconcile net loss to net
     cash used by operating activities:
      Stock based compensation                                             85,600              25,400
      Depreciation and amortization                                        28,900              21,000
      Stock issued for interest                                             8,300              71,800
      Deemed interest expense                                              28,700              11,200
    Changes in operating assets and liabilities:
      Change in accounts receivable                                        (1,500)               --
      Change in notes receivable-related parties                             --                 3,700
      Change in prepaid expenses                                           10,800              (2,700)
      Change in other assets                                               (2,100)            (11,400)
      Change in accounts payable and accrued expenses                     192,200              55,700
                                                                       ----------          ----------
         Net cash used by operating activities                           (123,200)           (354,000)

Cash flows from investing activities:
    Purchase of fixed assets                                                 (500)            (23,000)
                                                                       ----------          ----------
         Net cash used by investing activities                               (500)            (23,000)

Cash flows from financing activities:
    Change in due to stockholder                                           (1,400)             27,000
    Proceeds from issuance of common stock                                 91,700             219,100
    Proceeds from borrowing on notes payable-related parties               41,900              79,000
    Principal payments on notes payable-related parties                   (11,800)            (60,800)
    Proceeds from convertible note payable - related party                   --               120,000
                                                                       ----------          ----------
         Net cash provided by financing activities                        120,400             384,300
                                                                       ----------          ----------

Net increase (decrease) in cash                                            (3,300)              7,300

Cash, beginning of period                                                  13,300              14,800
                                                                       ----------          ----------

Cash, end of period                                                    $   10,000          $  22,100
                                                                       ==========          ==========

Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                         $     --            $     --
                                                                       ==========          ==========
    Cash paid for interest                                             $     --            $     --
                                                                       ==========          ==========

Schedule of non-cash financing activities:
    Issuance of common stock in satisfaction of accrued
      interest                                                         $     --            $   48,000
                                                                       ==========          ==========
    Accrued interest added to principal on notes
      payable - related parties                                        $     --            $   21,400
                                                                       ==========          ==========
    Issuance of common stock for conversion of convertible note
      payable-related party, excluding interest of $8,300              $   10,000          $     --
                                                                       ==========          ==========
    Accrued interest added to principal on notes
      payable - related parties                                        $   11,100          $     --
                                                                       ==========          ==========



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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2003 and the results of operations, stockholders' deficit and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

     Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Related Interpretations, in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation, which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

     The Company issued no stock and granted no warrants or options to employees for compensation for the nine months ended September 30, 2003 and 2002.

     In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure". SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
     123. The Company is currently evaluating SFAS No. 148 to determine if it will adopt SFAS No. 123 to account for employee stock options using the fair value method and, if so, when to begin transition to that method.

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable-related parties consists of the following as of September 30, 2003:

       Note payable to a stockholder, secured by 2nd deed of trust, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (
       Note: The Company is in default of its first and second
       semi-annual interest payment of $24,000 but is currently
       negotiating forbearance on collection of the interest)                $  300,000

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing March 2004                                    58,100

       Note payable to a stockholder, secured by real property,
       bearing interest at 8.0% per annum, maturing February 2004                27,900

       Note payable to a stockholder, secured by real property,
       bearing interest at 6.0% per annum, maturing July 2004                    25,800

       Note payable to an entity owned by a stockholder, unsecured,
       bearing interest at 5.0% per annum, maturing July 2004                    18,500

       Note payable to an entity owned by a stockholder, unsecured,
       bearing interest at 5.0% per annum, maturing July 2004                    18,300

       Note payable to a stockholder, secured by real property,
       bearing interest at 8.0% per annum, maturing June 2004                    16,700

       Note payable to a stockholder, secured by real property,
       bearing interest at 8.0% per annum, maturing May 2004                     14,400

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing February 2004                                 10,000

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing July 2004                                      7,300

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing May 2004                                       5,400

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing March 2004                                     5,400

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing April 2004                                     5,400

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing April 2004                                     3,200

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing March 2004                                     2,500

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


3.   NOTES PAYABLE-RELATED PARTIES (continued)
     -----------------------------

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing February 2004                                  2,100

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing September 2004                                 2,000

       Note payable to a stockholder, unsecured, bearing interest
       at 7.5% per annum, maturing March 2004                                     1,000
                                                                             ----------

                                                                                524,000
       Less: amounts due within one year                                        224,000
                                                                             ----------

       Long-term portion of notes payable-related parties                    $  300,000
                                                                             ==========

4.   CONVERTIBLE NOTE PAYABLE - RELATED PARTY
     ----------------------------------------

     As of September 30, 2003, convertible note payable - related party totaling $110,000 consists of an unsecured loan agreement. Upon closing, the Company paid $4,700 (net of amortized expense of $8,700) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $8,900 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The lender has the option of converting this loan to common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion. For the nine months ended September 30, 2003, the Company recorded $5,000 in amortization expense.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $28,700 for the nine months ended September 30, 2003.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which the Company recorded $6,200 in amortization expense for the nine months ended September 30, 2003.

     Additionally, the Company issued 30,000 shares of common stock to a third party for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which the Company recorded $5,100 in amortization expense for the nine months ended September 30, 2003.

     During June 2003, the lender exercised an option to convert $5,000 in principal to 75,075 shares of the Company's common stock valued at $5,300, including interest of $300 which reflects the differential between market price and discounted conversion price.

     During July 2003, the lender exercised an option to convert $5,000 in principal to 81,433 shares of the Company's common stock valued at $13,000, including interest of $8,000 which reflects the differential between market price and discounted conversion price.

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   CONSULTING AGREEMENTS
     ---------------------

     In March 2003, the Company engaged Anthony F. Ciali as a management consultant of the Company. Under the agreement, Mr. Ciali is to provide consulting services, initially, in the capacity of President of the Company. Compensation is payable at a monthly rate of $7,500 and shall be reviewed by the Board of Directors in January 2004, with any adjustment not to be less than the rate of inflation during the previous twelve-month period, as measured by the U.S. Consumer Price Index. Further, the Company granted Mr. Ciali an option to purchase 300,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock, as quoted on the OTC BB, for the five trading days prior to the Effective Date or $0.142. The option is fully vested, has a three year term, and is valued at $33,900 using the Black Scholes Model. The agreement is continuous until either party terminates such services and has been amended as discussed in Note 9.

     During April 2003, the Company entered into a Management Consulting Agreement (the "Agreement") whereby the Company agreed to pay $500 per day of service provided by the consulting geologist payable in shares of the Company's common stock. Through September 30, 2003, the Company has issued 114,977 shares of the Company's common stock to the consultant totaling $16,000. As discussed in Note 9, the Company has issued an additional 57,589 shares of the Company's common stock to the consultant totaling $8,600. The agreement may be terminated by either party. Additionally, the Company granted an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. The option is fully vested in April 2004 and was valued at $21,500 using the Black Scholes model and will be forfeited if the Agreement is terminated prior to April 2004.

     During July 2003, the Company amended their agreement with the CEO to increase his monthly compensation to $10,000 beginning September 1, 2003, and to $12,500 per month beginning January 1, 2004. The amended agreement also calls for an annual discretionary bonus to be determined by the board, which shall not be less than 15% of the CEO's annualized compensation based on the fiscal year-end monthly fee in effect. During October 2003, the Company also granted a ten-year option to the CEO to purchase 500,000 shares of its common stock, with an exercise price equal to the closing market price on the day of the next annual meeting of stockholders, as discussed in Note 9.

6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     During September 2003, the Company entered into a one year facility operating lease. The agreement calls for a monthly base rent of approximately $1,500. Lease payments for the nine months ended September 30, 2003 under the lease agreement totaled $500.

     Future minimum lease payments required under the facility lease are as follows:

         October 1, 2003 through December 31, 2003                   $     4,500
         2004                                                             13,400
                                                                     -----------

                                                                     $    17,900
                                                                     ===========


7.   OTHER
     -----

     During April 2003, Ronald D. Sloan, Chairman, resigned and Anthony F. Ciali, President, was appointed as Chief Executive Officer and to the Board of Directors of the Company.

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


8.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $474,100 for the nine months ended September 30, 2003. The Company's current liabilities exceed its current assets by approximately $592,000 as of September 30, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan of operations. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

9.   SUBSEQUENT EVENTS
     -----------------

     During October 2003, the Company granted an option to the Company's Chief Executive Officer to purchase 500,000 shares of the Company's common stock at $0.16 per share in relation to the July 2003 agreement discussed in Note
     5. The option is fully vested upon grant, expires in October 2013, and totaled $ - 0 - under APB No. 25 as the exercise price was equal to the closing market price on the day of grant.

     During October 2003, the Company issued 125,000 shares of the Company's common stock for $25,000 in cash.

     During October 2003, the Company issued 57,589 shares of the Company's common stock totaling $8,600 to a consultant in relation to the April 2003 Agreement discussed in Note 5.

     During October 2003, the stockholder who holds the convertible note payable-related party (as discussed in Note 4) exercised an option to convert $5,000 in principal to 44,643 shares of the Company's common stock valued at $8,000, including interest of $3,000 which reflects the differential between market price and discounted conversion price.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATIONS.

     Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the Western Hemisphere, with an emphasis on Latin America, particularly Mexico. The extent of these activities will be subject to available funding. Management intends to maximize exploration expenditures by utilizing a focused approach to generative exploration, while simultaneously seeking out potential near-term production properties.

     The Company presently has gold exploration projects located in California and Arizona, which are inactive. Since June 2003, Management has been investigating several interesting mining properties in Mexico, which meet the objectives of the Company's future growth strategy and which would act as core properties for the Company's initiation of future mining activities in Mexico. Discussions have been initiated regarding the acquisition of three of these mining properties, but to date, none of these proposed acquisitions has been consummated. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V., which will be the Company's principal vehicle for future acquisitions in Mexico.

     The Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2002 and for the nine-month period ended 2003. No further testing is planned at this time with respect to developing a leaching process to extract precious metals contained in the cinder materials.

     The Company presently has two full-time employees and one part-time geological consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of September 30, 2003, the Company had a working capital deficit of $592,000 and approximately $10,000 cash was available to sustain operations, which would cover less than one-month of operations. The working capital deficit as of December 31, 2002 was $358,500 and approximately $13,300 cash was available. We may seek additional capital by equity financing agreements, the sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. However, there are no plans or arrangements now in place to fund the Company by any of these means, and the outcome of the discussions with other companies cannot be predicted

     The Company had sales of $14,500, and gross profit of $8,200, from the sale of cinder materials during the nine months ended September 30, 2003. There were no sales of cinder materials for the same period in 2002. The Company sustained a net loss of $474,100 for the nine-month period ended September 30, 2003, compared to a net loss of $528,700 for the nine-month period ended September 30, 2002. The decreased loss was principally due to a $39,400 decrease in interest expense and a $6,100 decrease in general and administrative expenses. The reduction in interest expense was principally attributable to the issuance of common stock to First Colony Merchant, during the three months ended March 31, 2002, in satisfaction of accrued interest of $48,000. The Company recorded $71,800 of interest expense to reflect the issuance of such shares at fair value.

     General and administrative expenses for the nine-month period ended September 30, 2003 decreased approximately $6,100 to $405,500, compared to $411,600 for the same period for 2002, principally due to:

    o Consulting increased by $53,800, principally due to a non-cash charge of $33,900, representing the value of the stock options granted to Mr. Ciali when he was appointed President of the Company in March 2003, and an increase in overall consulting fees, as a result of Mr. Ciali's consulting services.

    o Travel & Entertainment expenses increased by $32,200 due to international travel expenses, as part of the Company's growth strategy to expand its mining-related activities into Latin America, and Mr. Ciali's travel-related expenses, in general.

    o Depreciation and amortization charges increased by $12,400 due principally to the amortization of loan fees on a $120,000 convertible debenture held by Dutchess Private Equities Fund, L.P.

    o Exploration-related expenses decreased by $47,300 as there were only limited expenditures on the Company's US-based exploration properties.

    o Professional fees decreased by $13,700 principally due to lower legal fees being incurred.

    o Insurance expense decreased by $28,000 because the Company's D&O insurance policy has not yet been renewed, as more reasonably priced bids for this coverage are being sought.

    o Advertising and promotion decreased by $18,600 as part of the Company's cost savings efforts.

     Net cash used by operating activities amounted to approximately $123,200 for the nine-month period ended September 30, 2003, compared with approximately $354,000 for the same period in 2002, reflecting management's efforts to reduce overall expenditures until adequate financing is available to the Company and an increased the level of accounts payable and accrued expenses.

     Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves and initiates mining operations. If that occurs, the Company may capitalize certain of those expenses.

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

                           PART II - OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES.

(c) During the three months ended September 30, 2003, we sold 115,000 restricted common shares to 5 Canadian residents for a total of $23,000, and issued warrants to purchase 115,000 restricted common shares, exercisable at $0.20 per share. We also issued 156,779 restricted common shares for services for a total value of $20,800. These securities were issued in private transactions, with respect to the six Canadian residents in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to two U.S. citizens in reliance of Section 4(2) of the 1933 Act. No commissions were paid in connection with these transactions. We also issued 81,433 common shares to a lender for the exercise of an option to convert $5,000 in principal of a convertible note payable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits.

              No. Description Page No.

              31   Certifications Pursuant to Rule
                   13a-14(a) and Rule 15d-14(a)...............................17

              32   Certifications Pursuant to Section 1350
                   of Chapter 63 of Title 18 of the
                   United States Code (furnished, not filed)..................19

         (b) Reports on Form 8-K. There were no reports filed by the Company on Form 8-K during the quarter ended September 30, 2003.

                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                     CAN-CAL RESOURCES LTD.
                                                     (REGISTRANT)



     Date:  November 13, 2003                    By:   /s/  Anthony F. Ciali
                                                     ---------------------------
                                                     ANTHONY F. CIALI,
                                                     Chief Executive Officer
                                                     and President