Form 10KSB
period 2003-12-31
CAN CAL RESOURCES LTD
filed 2004-04-14
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2003.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number 000-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

          Nevada                                           86-0865852
---------------------------------------     ------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

  8224 Ocean Gate Way,  Las Vegas, NV                            89128
---------------------------------------     ------------------------------------
(Address of principal executive offices)                       (Zip Code)

Issuer's telephone number, ( 702 ) 243 -  1849
                           -------------------

Securities registered pursuant to Section 12(b) of the Act:None

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ] Sharon: Any delinquent filers to your knowledge?

     Registrant's revenues in fiscal year 2002 were $20,000.

     Aggregate market value of the voting stock held by non-affiliates as of April 12, 2004: $4,373,256

      Number of common shares outstanding as of April 12, 2004: 15,786,058 Number of preferred shares outstanding as of April 12, 2004: -0-

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

RISK FACTORS

     LOSSES TO DATE AND GENERAL RISKS FACED BY THE COMPANY. We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2003, the company recorded a net loss of $711,100 and had an accumulated stockholders' deficit of $5,392,300 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

         o   Receipt of necessary governmental approvals, and

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

     THE AUDIT REPORT ON THE FINANCIAL STATEMENTS AT DECEMBER 31, 2003 HAS A 'GOING CONCERN' QUALIFICATION, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL funding and are successful with our strategic plan. The company has experienced losses since inception.

     The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent exploring 'grass roots' mineral properties to determine if precious metals might be present in economic quantities. These efforts have been unsuccessful, so all the money spent has been written off (charged to expenses). In order to fund future activities until positive operating cash flow is achieved, the company must identify and acquire (or sign an agreement to earn interests in) mineral properties of sufficient geological merit to raise the capital necessary to explore the properties to determine if they contain economic amounts of precious metals. If economic deposits are identified, the company then would either seek to raise the capital itself to put those properties into production, or sell the properties to another company, or place the properties into a joint venture with another company funding pre-production capital and initial start up production costs.

     Attaining these objectives will require substantial capital, which the company will have to obtain principally by selling stock in the company. We have no definitive arrangements in place to raise the necessary capital to continue operations, but you should note that even if we raise the capital, the properties may not contain economic amounts of precious metals, or production may be disappointing. In January 2004, we engaged IBK Capital Corp. to assist the company in raising equity capital of up to $1 million and paid IBK Cdn$28,500 as a work fee and advance against out-of-pocket expenses. As of the filing date of this Annual Report, no capital has been raised with IBK and no terms of a proposed financing have been finalized.

     AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE RISKS OF THE MINERALS BUSINESS. The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Most exploration programs do not result in the discovery of mineralization which is economic to mine, and most exploration programs never recover the funds invested in them. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits are not assured.

     WE HAVE NOT SYSTEMATICALLY DRILLED AND SAMPLED ANY OF OUR PROPERTIES TO CONFIRM THE PRESENCE OF ANY CONCENTRATIONS OF PRECIOUS METALS, AND DRILLING AND SAMPLING RESULTS TO DATE HAVE BEEN INCONCLUSIVE. A limited amount of the sample test work was conducted by independent parties; most of that kind of work, and the drilling and other exploration work, was conducted by consultants or persons employed by us. Most of the sampling and exploration work prior to 2003 was not conducted by well-established, third party independent geologists or engineers, and from time to time we used non-standard procedures to sample and assay material from the properties. Some of these procedures could have introduced contamination into the tested materials, causing the assay results to be unreliable.

     There is substantial risk that such testing on the United States properties would show limited concentrations of precious metals, and such testing may show a lack of precious metals in the properties. Any positive test results only confirmed the presence of precious metals in the samples. You cannot safely assume that precious metals-bearing materials exist outside of the samples tested.

     A RETURN TO LOW GOLD PRICES COULD ADVERSELY IMPACT THE COMPANY. Gold prices reached a 15 year high of $432 per ounce on April 1, 2004. If gold prices were to drop below $325 per ounce for any sustained period of time, the company could be unable to raise the capital needed to put properties into production.

     POLICY CHANGES. Changes in regulatory or political policy could adversely affect our exploration and future production activities. Any changes in government policy, in the United States, Mexico or other countries where properties are or may be held, could result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, and labor relations.

     ENVIRONMENTAL COSTS. Compliance with environmental regulations could adversely affect our exploration and future production activities. There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations.

     FUTURE RESERVE ESTIMATES. All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. If and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to the calculation of reserves or resources. Until reserves or resources are actually mined and processed, the quantity of reserves or resources must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

Item 1.  Description of Business (and information for Item 2 on Properties)

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

(b)  Business of Issuer

(b)(1)

     The company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have interests in one mineral property in Durango State, Mexico, and four mineral properties in the southwestern United States (California and Arizona).

     Prior to 2003, we performed more than 1,000 "in-house" assays on mineral samples from our properties in the United States. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work was conducted with our equipment by persons with whom we contracted, who are experienced in performing assays, but were not independent of us. We also sent samples of materials from which we obtained the most promising results to outside independent assayers to confirm in-house results.

     All the United States properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production. In 2003, we sold $20,000 of volcanic cinders materials from the Pisgah, California property to an industrial user.

     The company's current focus is in Latin America, particularly Mexico. In 2003, the company hired a new chief executive officer (Anthony F. Ciali) and retained a consulting geologist (Luis Vega), both of whom have extensive experience with large companies in locating, acquiring and putting precious metals properties into production in North and South America. See "Management."

     In 2003, the company incorporated a wholly-owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be our principal operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. This is an exploration stage property. See "Arco Project." Other subsidiaries may be incorporated in other countries as needed.

     We will pursue a diversified strategy over time. Management intends to maximize exploration expenditures by utilizing a focused approach to generative exploration, while simultaneously seeking to acquire potential near-term production properties. To the extent that financing is available, we will explore, develop, and, if warranted, bring into production precious metals properties for our own account or in conjunction with joint venture partners (in those instances where we acquire less than a 100% interest in a property). However, either due to the lack of available financing, or the number of properties which merit development at any point in time, or the scope of the exploration and/or development work of a particular property being beyond the company's financial and administrative capabilities, the company may farm out one or more of its properties to other mining companies.

     Executive offices are located at 8224 Ocean Gate Way, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

     PROPERTIES

     GENERAL.

     We own or have interests in five properties: The Arco Project in Durango State, Mexico, and four properties in the United States. Of the United States properties, one is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and two properties are groups of unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the "BLM"): the Owl Canyon property (23 miles northeast of Baker, California); and the Wikieup property (in Mohave County, Arizona).

     In the United States, unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 160 acres and each lode claim covers 20 acres. The company is obligated to pay a maintenance fee of $100 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly.

     If the statutes and regulations for the location and maintenance of a mining claim in the United States are complied with, the locator obtains a valid possessory right to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records. If the validity of an unpatented mining claim is challenged by the government, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

     ARCO PROJECT.

     On February 17, 2004, SMR acquired a 100 % interest in a exploration stage gold-silver mineral concession, referred to as the Arco Project (the "Project"). The Project includes a land package of 463 hectares (approximately 1,140 acres), which is owned by a private Mexican individual (the "Concessionaire"). The Project is located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen.

     SMR acquired its 100% interest in the Project subject to a ninety days due diligence period, for which SMR paid the Concessionaire $1,000. If SMR elects to proceed with the Project, it will be required to pay an additional $1,000 to the Concessionaire and make future minimum semi-annual advance royalty payments ("Advance Royalty"), ranging from $2,000 initially to a maximum of $4,000 after
4.5 years. If production commences on the Project, the Concessionaire will receive a quarterly net smelter returns production royalty ("Production Royalty"), ranging from 1% at gold prices less than $300 to a maximum of 6% at gold prices of $450 or higher. SMR will be permitted to deduct all Advance Royalty payments against any future Production Royalty payments, on an unlimited carry-forward basis. In addition, SMR will be permitted to recoup all of its development capital expenditures from the Project's net operating cash flow, before being required to make any Production Royalty payments. During the recoupment period, the periodic Advance Royalty payments will be doubled. When the sum of all payments to the Concessionaire amounts to $3.5 million, SMR will obtain title to the Arco concession and be relieved of making any further payments to the Concessionaire.

     Initial geological work indicates that the Project is a low-sulfidation epithermal gold-vein occurrence in Upper Series rhyolite formation. Typically, it is the underlying andesite formations that are mineralized in Mexico. The fact that the veins occur in the rhyolite formation is unusual and indicates the potential for wider and stronger vein structures in the underlying Lower Series andesite formation. Limited surface chip sampling has returned encouraging gold values. Although the exposed surface veins are narrow (from 2 to 100 centimeters for individual veins in zones of up to 20 meters), they have a strike length of over 2 kilometers and form vein swarms, suggesting that the veins may thicken at depth in the underlying andesite series rocks.

     SMR has completed its due diligence review of the Project, and now plans to start exploration activities in the second quarter 2004, including a mapping, sampling and trenching program, leading to a first phase drilling program to test the significant and unusual vein outcropping in the Upper Series rhyolite formation and the implications this may have on the potential for more robust vein structures in the underlying andesite formation.

     Under the Mining Law of Mexico, exploration concessions are granted for a period for six years and may not be renewed. Prior to the expiration of the six-year exploration term, a concessionaire may request to have all, or any portion, of the exploration concession substituted for an exploitation concession, which has a term of 50 years and may be renewed for an additional 50 years. To maintain the concessions in good standing, the concessionaire is required to perform certain annual exploration or exploitation work, and pay semi-annual mining duties based on the number of hectares per concession. The mining duty per hectare escalates over time and is greater for exploitation concessions; typically, companies will obtain concessions over a large area, then drop portions of the concessions to save on paying mining duties, as exploration work refines the best areas to keep. A concessionaire is not required to pay to the Mexican government any royalty on production from an exploitation concession.

     The exploration term of the Arco concession expires in 2009.

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

     From 2000 through 2002, the company ran numerous tests on the "volcanic cinders" property (located on patented mining claims we own at Pisgah, California) to determine if the material contains precious metals. Although the program indicated precious metals may exist in material taken from the Pisgah property, overall the program results were inconclusive. There are no current plans to continue the analysis program at Pisgah. The company is evaluating the potential sale of the cinders as industrial minerals in the future.

     PISGAH PROPERTY MINING LEASE. To generate working capital, as of May 1, 1998 we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," a subsidiary of Rinker Materials, Fort Calhoun, Nebraska). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

     Twin Mountain is current in payments, which are pledged to service company debt. Twin Mountain has not yet removed any material from the property and has not indicated when it would do so. Twin Mountain does not have the right to remove or extract any precious metals from the property; it does have the right to remove cinder material which could contain precious metals (and Twin Mountain would have title to the removed cinder material), but it cannot process the materials for precious metals either on or off site.

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

     PISGAH PROPERTY - DEBT TRANSACTIONS. In 1998, the company borrowed $100,000 from a private lender. The debt carried annual interest at 8%, was secured by a first deed of trust on the Pisgah property, plus our rights to payments under the Twin Mountain lease. This debt has been paid.

     At December 31, 2003, we owed a second private lender (First Colony Merchant) a total of $487,751 including accrued interest, secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the company granted the lender a five year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000 we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the company is in default of interest payments totaling $100,000 and is negotiating forbearance on collection of the interest with the lender.

     OWL CANYON - S & S JOINT VENTURE

     In 1996, the company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. The S & S Joint Venture has since increased its holdings to 740 acres of lode claims and a five acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of Ronald Sloan, a director of the company, and Ms. Robin Schwarz.

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

     As the acquisition price of its 50% interest in the S & S Joint Venture, in 1996 the company issued 500,000 restricted shares of common stock to the Schwarz family.

     The venture owns miscellaneous drilling, milling and assay and facilities, all of is stored at the property. The equipment is used but operational.

     Prior to 2003, the company conducted extensive preliminary testing and assaying on the Owl Canyon property. Results indicate precious metals may be present in material located on the Owl Canyon property, but the results are inconclusive and we have no current plans to continue exploration of this property.

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

     We have performed external and in-house fire assays on material from the Owl Canyon property, sending both trench and rock samples to independent laboratories. Approximately 15 tons of material was removed to a depth of 3 to 4 feet to expose a continuation of one of the veins. Samples from this material were analyzed by an independent laboratory.

     A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2003.

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

     The country rock is pre-Cambrian granite, gneiss and schist complex. It is intruded by dikes of minette, granite porphyry, diabase, rhyolite, basalt and other rocks, some of which are associated with workable veins and are too greatly serieitized for determination. The complex is also flanked on the west by masses of the tertiary volcanic rocks, principally rhyolite. The mineralized body contains principally gold, silver and lead. They occur in fissure veins, which generally have a north-easterly trend and a steep north-easterly or south-westerly dip. Those situated north of Cerbat wash are chiefly gold bearing while those to the south principally contain silver and lead. The gangue is mainly quartz and the values usually favor the hanging wall. The company has been informed by the owner that the property contains several mine shafts of up to several hundred feet in depth and tailings piles containing thousands of tons of tailings. The property has not produced since the late 1800's.

     The buildings on the property are practically valueless, owing to being in disuse for so many years.

     We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. There was no significant activity on Cerbat in 2003.

      WIKIEUP PROPERTY

     The Wikieup Arizona property consists of one unpatented lode mining claim namely the Brown Derby #25 located in Section 36, Township 160N and Range 140W. The 20 acre claim is accessed via gravel road just off Highway 93 at the town of Wikieup, Arizona.

     Holding costs are approximately $109.00 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

     The geology of the area is comprised of Precambrian granoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The company has kept the claim in good standing by submission of the required rental fees. We have conducted very limited geologic examination and surface sampling of the rock units on the property. We are holding this property for possible limited exploration. This property is without known reserves. There was no significant activity on this property in 2003.

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

(b)(8) Exploration and mining operations in the United States are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah property. See Item 2, Description of Properties - Volcanic Cinders Property - Mining Lease Agreement with Twin Mountain Rock Venture.

     Operations in Mexico are subject to similar requirements for environmental permitting and compliance, which are administered by Mexican government agencies at various levels.

(b)(9) Because any exploration (and future mining) operations of the company would be subject to the permitting requirements of one or more agencies, the commencement of any such operations could be delayed, pending agency approval (or a determination that approval is not required because of size, etc.), or the project might even be abandoned due to prohibitive costs.

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

(b)(12) The company presently has two full-time employees and one part-time geological consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

FINANCING TRANSACTIONS

     On October 4, 2001 we signed an Investment Agreement with Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC to sell up to $8,000,000 in shares of common stock to Dutchess Fund and DRH, in equal amounts. This Investment Agreement is an "equity line" agreement. We also issued shares of common stock to Dutchess Fund and May Davis Group, Inc., and to Dutchess Advisors, Ltd. (advisor to Dutchess Fund), and to the attorney for Dutchess Fund and DRH, for fees in connection with the Investment Agreement. Reference is made to the annual report on Form 10-KSB for the year ended December 31, 2001 for a description of the Investment Agreement and related transactions.

     Less than $11,000 of stock was sold to Dutchess Fund and DRH under the Investment Agreement. The company does not anticipate any more stock will be sold under the Investment Agreement.

Item 3.  Legal Proceedings.

     The company is not a party to current litigation and no notice of possible claims against the company has been received.

Item 4   Submission of Matters to a Vote of Security Holders

     On October 15, the annual meeting of shareholders was held for voting on five matters; votes were cast as follows:

     In the election of directors:

                                  For            Abstain
                                  ---            -------
     Anthony F. Ciali          6,363,538           2,000
     Ronald D. Sloan           6,256.938         108,600
     John Brian Wolfe          6,256,938         108,600
     James Dacyszyn            6,363,538           2,000
     Barrie E. Amies*          6,363,538           2,000

     * Mr. Amies subsequently resigned from the board of directors.

     In approval of the 2003 Qualified Incentive Stock Option Plan:

                                  For            Abstain
                                  ---            -------
                               5,763,124         298,467

     In approval of the 2003 Non-Qualified Incentive Stock Option Plan:

                                  For            Abstain
                                  ---            -------
                               5,770,984         290,467

     In approval of amending the articles of incorporation to increase authorized common stock:

                                  For            Abstain
                                  ---            -------
                               6,193,994         171,544

     In approval of appointment of the current audit firm to audit the company's 2003 financial statements:

                                   For            Abstain
                                   ---            -------
                                6,363,636           1,902

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      (a)The stock is traded on the Nasdaq Over-the-Counter Bulletin Board ("CCRE").

      The following shows the high and low bid quotation for the shares for the last three years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                                   Low             High
                                  ------          ------
      2001
      First Quarter               $1.218          $1.75
      Second Quarter              $1.156          $1.813
      Third Quarter               $0.77           $1.563
      Fourth Quarter              $0.31           $0.90

      2002
      First Quarter               $0.25           $0.51
      Second Quarter              $0.21           $0.51
      Third Quarter               $0.18           $0.48
      Fourth Quarter              $0.13           $0.43

      2003
      First Quarter               $0.10           $0.25
      Second Quarter              $0.07           $0.31
      Third Quarter               $0.10           $0.25
      Fourth Quarter              $0.14           $0.49

      Holders

      The company has approximately 337 shareholders of record.

      Dividends

     The company has never paid any dividends. There are no legal restrictions which limit the company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

      Sales of Unregistered Securities in 2003:

(1)   For Cash:              During 2003, 673,410 restricted common shares were
                             issued to 19 Canadian residents or companies controlled and owned by Canadian resident investors for $134,682 and 150,000 restricted common shares were issued to 12 U.S. resident investors for $30,000 (all shares were priced at $0.20 per share, representing premiums of up to 25% and discounts ranging from 0% to approximately 25% from market prices at the time of issuance). With respect to 237,410 restricted common shares, the investors were also issued warrants to purchase 474,820 additional restricted common shares and with respect to 473,500 restricted common shares, the investors were also issued warrants to purchase
                             473,500 additional restricted common shares; all warrants were priced at $0.20 per share and will expire two years from the date of issuance. With respect to 112,500 restricted common shares, the investors were also issued 112,500 warrants to purchase additional restricted common shares, at a price of $0.25 per share for a period of two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

(2)   For Debt:              364,305 restricted common shares in conversion of
                             $35,000 principal and interest on a debenture held by Dutchess Fund. The conversion prices were $0.099 for 50,710 shares ($5,000 of the debenture); $0.112
                             for 44,643 shares ($5,000 of the debenture); $0.061
                             for 81,433 shares ($5,000 of the debenture); $0.067 for 75,075 shares ($5,000 of the debenture); and $0.1334 for 112,444 shares ($15,000 of the debenture). All of the prices were determined by the conversion formula in the debenture (80% of the average bid prices for the three lowest (out of 15) trading days before conversion. These shares were sold pursuant to the exemption provided by section
                             4(2) of the 1933 Act.

(3)   For Services:          205,166 restricted common shares in payment of
                             $31,500 of services by Luis Vega, consulting geologist. The per share price was determined by dividing the amount owed by the average closing price of the company's stock for each day's service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

                             On March 14, 2003, 24,960 restricted common shares were issued to Catherine Nichols, a Canadian resident, for marketing services amounting to $5,000. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

                             During the period July 15-December 31, 2003,
                             112,326 restricted common shares in payment of $22,250 of investor relations services by Jeffrey Whitford, a Canadian resident who is a consultant to the company. The price per share was based on the average monthly closing share prices for the period. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

                             33,600 restricted common shares were issued to pay $4,200 of legal services provided by Stephen E. Rounds, outside company counsel. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

                             On December 30, 2003, 5,208 restricted common shares were issued to Terry Brown, a Mexican resident, for technical consulting services amounting to $1,250. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

     (b)  Report of use of proceeds from registered offerings. Not applicable.

     (c)  Issuer repurchase of securities. Not applicable.

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

     The company presently has gold exploration projects located in Mexico and in California and Arizona. The US projects are inactive. Since June 2003, Management has investigated several interesting mining properties in Mexico, which met the objectives of the company's future growth strategy. In September 2003, the company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V., which will be the company's principal vehicle for future acquisitions in Mexico. In February 2004, the company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project (the "Project"). The Project includes a land package of 463 hectares (approximately 1,140 acres), which is owned by a private Mexican individual. The Project is located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen.

     The company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property in California, as a follow up to the limited industrial sales attained in 2003 and 2002. No further testing is planned at this time with respect to developing a leaching process to extract precious metals contained in the cinder materials.

     The company presently has two full-time employees and one part-time geological consultant and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

     At March 31, 2004, we had approximately $136,952 cash available to sustain operations, which would cover the company's planned activities through June 2004, at a minimum. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the company entered into an agreement with IBK Capital Corp. ("IBK"), whereby IBK agreed to assist the company in arranging financing of up to $1,000,000 on terms to be negotiated. The agreement is effective through August 28, 2004 and may be terminated or extended by either party upon 15 days advance notice in writing. As of March 31, 2004, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following should be read together with the financial statements included in this report.

     We hold interests in one mineral property located in Durango, Mexico and four mineral properties in the southwestern United States. None of these properties has any proven or probable reserves and none of these properties is in production. All expenditures on all properties are expensed, not capitalized.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2003 COMPARED WITH DECEMBER 31, 2002, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2003:

                                                  Year ended December 31
                                            --------------------------------
                                                 2003                2002
                                            -------------       -------------

Material sales                              $      20,000       $        300

Cost of sales                                       9,100                200

Gross profit                                       10,900                100

General & administrative expenses                (586,300)          (578,400)

Other income (expenses)                          (135,700)          (131,000)
                                            -------------       ------------

Net loss                                    $    (711,100)      $   (709,300)
                                            =============       ============

     Mineral sales in 2003 and 2002 were related to limited industrial sales of cinder material from the Pisgah property.

     The following table summarizes working capital, total assets, accumulated deficit, and shareholders' equity:

                                                   Year ended December 31
                                            ---------------------------------
                                                 2003                 2002
                                            -------------       -------------

Working capital                             $    (661,000)      $   (358,500)

Total assets                                $      46,400       $     72,200

Accumulated deficit                         $  (5,392,300)      $  (4,681,200)

Shareholders' deficit                       $  (1,019,700)      $    (730,400)

     In 2002, additions to funds available for operations, in the amount of $399,600, were provided by: a.) $271,000 from the sale of 1,025,320 restricted common shares for proceeds of $261,000 and the sale of 67,960 restricted shares to Dutchess Private Equity Fund under the Investment Agreement for proceeds of $10,000 (net of offering costs of $1,000); b.) $79,000 in notes payable from related parties: $25,000 - First Colony Merchant, a shareholder, (secured, with an interest rate of 8.0%, due on demand), $19,908 - Landing Insurance, a shareholder, (unsecured, with an interest rate of 5.0%, due July 15, 2003), $10,492 - Scott A.

Nichols, a shareholder, (unsecured, with an interest rate of 24.0%, due May 26, 2002), $10,000 - James Dacyszyn, a director, (unsecured, with an interest rate of 7.50%, due with respect to $5,000 February 12, 2003 and with respect to $5,000 April 22, 2003), $5,000 - Brian Wolf, a director, (unsecured, with an interest rate of 7.50%, due July 1, 2003), $3,600 - Betty Ann Sloan, a shareholder, (unsecured, with an interest rate of 7.50%, due February 5, 2003), $3,000 - Barry Amies, a director, (unsecured, with an interest rate of 7.50%, due April 5, 2003), and $2,000 - Ronald D. Sloan, Chairman, (unsecured, with an interest rate of 7.50%, due July 1, 2003) (See notes to the audited financial statements); and c.) $120,000 Dutchess Private Equities Fund convertible debenture (unsecured, with an interest rate of 8.0%, due June 14, 2004, unless the convertible feature of the debenture is exercised prior thereto); offset by $70,400 principal payments on notes payable to related parties: $32,220- Ronald
D. Sloan, Chairman, $10,492 - Scott A. Nichols, a shareholder, $12,500 - First Colony Merchant, a shareholder, $10,000 - Owen Sequoia, a shareholder, $3,588 - Landing Insurance, a shareholder, and $ 1,600 - Betty Ann Sloan, a shareholder.

     In 2003, additions to funds available for operations, in the amount of $193,500, were provided by: a.) $164,700 from the sale of 823,410 restricted common shares; b.) $41,900 in notes payable from related parties: $25,000 - First Colony Merchant, a shareholder, (secured, with an interest rate of 8.0%, due January 2, 2004), $12,500 - James Dacyszyn, a director, (unsecured, with an interest rate of 7.50%, due with respect to $10,000 February 18, 2004 and with respect to $2,500 March 7, 2004), $3,000 - Barry Amies, a former director and a shareholder, (unsecured, with an interest rate of 7.50%, due with respect to $1,000 March 27, 2004 and with respect to $2,000 September 8, 2004), and $1,400
- Ronald D. Sloan, Chairman, (unsecured, with an interest rate of 7.50%, due June 30, 2004) (See notes to the audited financial statements), and c.) $13,100 principal payments on notes payable to related parties, Ronald D. Sloan, Chairman.

     On March 1, 2004, the company issued 152,298 restricted shares of common stock and 152,298 warrants to two Directors to satisfy $38,074 in notes payable
- related parties and accrued interest outstanding as of February 29, 2004 and 902,380 restricted shares of common stock and 902,380 warrants to two Directors and Officers to satisfy $225,595 in accrued salaries and consulting fees outstanding as of December 31, 2003. On March 1, 2004, the company also issued 178,449 restricted shares of common stock and 178,449 warrants to a former Director in satisfaction of $44,613 in notes payable - related parties. All warrants expire in March 2006. (See Certain Relationships and Related Transactions)

     We recorded a net loss from operations in 2003 of $711,100 compared to a net loss from operations of $709,300 in 2002. A $10,800 increase in gross profit on industrial sales in 2003, due to higher sales ($20,000 in 2003, compared to $300 in 2002), was offset by a $7,900 increase in general and administrative expenses and a $5,000 increase in interest expense in 2003 compared to 2002, respectively.

     General and administrative expenses increased by $7,900 in 2003 to $586,300, compared to $578,400 in 2002. The increase, stated as changes in 2003 compared to 2002, was due principally to:

          o A $104,000 increase in consulting expenses, principally due to a non-cash charge of $33,900, representing the value of the stock options granted to Mr. Ciali when he was appointed President of the company in March 2003, and an increase in overall consulting fees, as a result of Mr. Ciali's and third party geological and investor relations consulting services.

          o A $26,700 increase in travel and entertainment expenses due to international travel expenses, as part of the company's growth strategy to expand its mining-related activities into Latin America, and Management travel-related expenses, in general.

          o A $10,700 increase in professional fees due to higher legal fees incurred both in the US and Mexico and somewhat higher audit fees.

          o A $ 59,300 decrease in bad debts expense, as no bad debts expense was incurred in 2003.

          o A $29,700 decrease in insurance expense because the company's D&O insurance policy has not yet been renewed, as more reasonably priced bids for this coverage are being sought.

          o A $24,500 decrease in exploration expenses as there were only limited expenditures on the company's US-based exploration properties.

          o A $18,700 decrease in advertising and promotion expenses as part of the company's overall cost savings efforts.

     Interest expense increased by $5,000 in 2003 to $162,200 compared to $157,200 in 2002, due principally to a somewhat higher level of debt outstanding and equity conversions under the Dutchess convertible debenture, which include an interest component to account for the difference in the share price of the company's common stock on the date of conversion compared to the discounted conversion share price pursuant to the convertible debenture agreement.

     Unless we can establish the economic viability of the company's exploration properties, we will continue writing off the expenses of exploration and testing. Therefore, losses will continue until such time, if ever, as we establish the economic viability of the properties. If viability is established for a property, some of the expenses related to that property would be capitalized instead of expensed.

     We have no material commitments for capital expenditures.

Item 7.  Financial Statements


                             CAN-CAL RESOURCES LTD.
                              FINANCIAL STATEMENTS









                                TABLE OF CONTENTS


                                                                PAGE NO.

Report of Independent Certified Public Accountants                  21

Financial statements

     Balance sheet                                                  22

     Statements of operations                                       23

     Statement of stockholders' deficit                             24

     Statements of cash flows                                       25

     Notes to financial statements                                  26

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS




To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2003, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2003, and the results of its activities and cash flows for the years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States.

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





L.L. Bradford & Company, LLC
March 4, 2004
Las Vegas, Nevada

                             CAN-CAL RSOURECES LTD.
                                  BALANCE SHEET
                                DECEMBER 31, 2003


                                     ASSETS
Current assets
     Cash                                                              $    17,400
     Accounts receivable                                                     2,700
                                                                       -----------
        Total current assets                                                20,100

Fixed assets, net                                                           20,800

Other assets, net                                                            5,500
                                                                       -----------

Total assets                                                           $    46,400
                                                                       ===========

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                          $   440,900
     Due to stockholder                                                     16,300
     Notes payable-related parties - current portion                       223,900
                                                                       -----------
        Total current liabilities                                          681,100

Long-term liabilities
     Note payable-related party - long-term portion                        300,000
     Convertible note payable-related party                                 85,000
                                                                       -----------

Total liabilities                                                        1,066,100

Commitments and contingencies                                                   --

Stockholders' deficit
     Preferred stock; $0.001 par value; 10,000,000 shares
        authorized, no shares issued an outstanding                             --
     Common stock; $0.001 par value; 100,000,000 shares
        authorized, 13,252,962 shares issued and outstanding                13,300
     Additional paid-in capital                                          4,366,300
     Unamortized loan fees from stock issued and warrants
        granted in relation to convertible note
        payable-related party                                               (7,000)
     Accumulated deficit                                                (5,392,300)
                                                                       -----------
        Total stockholders' deficit                                     (1,019,700)
                                                                       -----------

Total liabilities and stockholders' deficit                            $    46,400
                                                                       ===========

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMETNS OF OPERATIONS



                                            For the year ended December 31,
                                            -------------------------------
                                                 2003              2002
                                            -------------     -------------

Material sales                              $     20,000      $        300

Cost of sales                                      9,100               200
                                            ------------      ------------

     Gross profit                                 10,900               100

General and administrative expenses              586,300           578,400

Loss from operations                            (575,400)         (578,300)

Other income (expense)
     Rental revenue                               26,500            22,500

     Interest income                                --               4,200

     Interest expense                           (162,200)         (157,200)
                                            ------------      ------------
     Loss on sale of fixed asset                    --                (500)

Loss before provision for income taxes          (711,100)         (709,300)

Provision for income taxes                          --                --
                                            ------------      ------------

Net loss                                    $   (711,100)     $   (709,300)
                                            ============      ============

Basic and diluted loss per common share     $      (0.06)     $      (0.06)
                                            ============      ============

Basic and diluted weighted average
     common shares outstanding                12,203,600        11,031,600
                                            ============      ============






                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENT OF STOCKHOLDERS' DEFICIT




                                                     Common Stock
                                                -----------------------       Additional
                                                 Number of                     Paid-in
                                                  Shares         Amount        Capital
                                                ----------       ------     ------------

Balance, December 31, 2001                      10,158,738       $10,200    $  3,490,100

Common shares issued for cash                    1,025,320         1,000         259,900

Common shares issued for principal payment         309,677           300         119,500
   including interest of $71,800

Common shares issued for services                   92,292           100          23,800

Warrants granted for services                           --            --           7,100

Common shares issued for loan fees related          30,000            --          13,500
to convertible note payable-related party

Warrants granted for loan fees related to               --            --          16,700
   convertible note payable-related party

Current period amortization of loan fees                --            --              --

Deemed interest expense related to conversion           --            --          20,500
   feature of note payable-related party

Net loss                                                --             --             --
                                                ----------      --------      -----------

Balance, December 31, 2002                      11,683,987        11,700       3,961,100

Common shares issued for cash                      823,410           800         163,900

Common shares issued for services                  381,260           400          63,800

Common shares issued for conversion  of            364,305           400          77,900
   convertible note payable, including
   interest of $43,300

Current period amortization of loan fees                --            --              --

Options granted for services                            --            --          55,400

Warrants granted for services                           --            --           5,900

Deemed interest expense related to                      --            --          38,300
  conversion feature of note payable

Net loss                                                --            --              --
                                                ----------      --------      -----------

Balance, December 31, 2003                      13,252,962      $ 13,300      $ 4,366,300
                                                ==========      ========      ===========



                                       24a

                                                 Unamortized
                                                  loan fees
                                                  related to
                                                  convertible                            Total
                                                  note payable-      Accumulated      Stockholders'
                                                  related party        Deficit           Equity
                                                  --------------    --------------    -------------
Balance, December 31, 2001                         $        --      $  (3,971,900)     $   (471,600)

Common shares issued for cash                               --               --             260,900

Common shares issued for principal payment                  --               --             119,800
   including interest of $71,800

Common shares issued for services                           --               --              23,900

Warrants granted for services                               --               --               7,100

Common shares issued for loan fees related             (13,500)              --                 --
to convertible note payable-related party

Warrants granted for loan fees related to              (16,700)              --                 --
   convertible note payable-related party

Current period amortization of loan fees                 8,200               --               8,200

Deemed interest expense related to conversion               --               --              20,500
   feature of note payable-related party

Net loss                                                    --           (709,300)         (709,300)
                                                   -----------      -------------      ------------

Balance, December 31, 2002                             (22,000)        (4,681,200)         (730,400)

Common shares issued for cash                               --               --             164,700

Common shares issued for services                           --               --              64,200

Common shares issued for conversion  of                     --               --              78,300
   convertible note payable, including
   interest of $43,300

Current period amortization of loan fees                15,000               --              15,000

Options granted for services                                --               --              55,400

Warrants granted for services                               --               --               5,900

Deemed interest expense related to                          --               --              38,300
  conversion feature of note payable

Net loss                                                    --           (711,100)         (711,100)
                                                   -----------      -------------      ------------

Balance, December 31, 2003                         $    (7,000)     $  (5,392,300)     $ (1,019,700)
                                                   ===========      =============      ============



                 See Accompanying Notes to Financial Statements


                                      24b

                             CAN-CAL RESOURCES LTD.
                            STATEMETNS OF CASH FLOWS

                                                                     For the year ended December 31,
                                                                     -------------------------------
                                                                         2003               2002
                                                                     -----------        ------------
Cash flows from operating activities:
     Net loss                                                        $ (711,100)        $ (709,300)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Stock based compensation                                        125,500             31,000
        Depreciation and amortization                                    37,800             34,600
        Stock issued for interest                                        43,300             71,800
        Deemed interest expense                                          38,300             20,500
        Loss on sale of fixed asset                                        --                  500
     Changes in operating assets and liabilities:
        Change in notes receivable-related parties                         --               57,400
        Change in accounts receivable                                    (2,700)              --
        Change in prepaid expenses                                       10,800              2,300
        Change in other assets                                             (400)           (13,400)
        Change in accounts payable and accrued expenses                 271,400            118,100
                                                                     ----------         ----------

           Net cash used by operating activities                       (187,100)          (386,500)

Cash flows from investing activities:
     Purchase of fixed assets                                              (600)           (23,000)
     Sale of fixed asset                                                   --               12,000
                                                                     ----------         ----------
           Net cash used by investing activities                           (600)           (11,000)

Cash flows from financing activities:
     Change in due to stockholder                                        (1,700)            (3,600)
     Proceeds from issuance of common stock                             164,700            271,000
     Proceeds from borrowing on notes payable-related parties            41,900             79,000
     Principal payments on notes payable-related parties                (13,100)           (70,400)
     Proceeds from convertible debenture                                   --              120,000
                                                                     ----------         ----------
           Net cash provided by financing activities                    191,800            396,000
                                                                     ----------         ----------

Net increase (decrease) in cash                                           4,100             (1,500)

Cash, beginning of period                                                13,300             14,800
                                                                     ----------         ----------

Cash, end of period                                                  $   17,400         $   13,300
                                                                     ==========         ==========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                      $     --           $     --
                                                                     ==========         ==========
     Cash paid for interest                                          $    4,900         $    9,400
                                                                     ==========         ==========

Schedule of non-cash financing activities:
     Issuance of common stock for principal payment on
        note payable - related party                                 $     --           $   48,000
                                                                     ==========         ==========

     Accrued interest added to principal on notes
        payable - related parties                                    $     --           $   22,600
                                                                     ==========         ==========

     Common shares issued for loan fees related to convertible
        note payable-related party                                   $     --           $   13,500
                                                                     ==========         ==========

     Loan fees related to warrants to purchase common stock          $     --           $   16,700
                                                                     ==========         ==========

     Issuance of common stock for conversion of convertible note
        payable-related party, excluding interest of $43,300         $   35,000         $     --
                                                                     ==========         ==========

     Accrued interest added to principal on notes
        payable - related parties                                    $   12,300         $     --
                                                                     ==========         ==========


                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOUUCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
     --------------------------------------------------------------------

     Description of business - Can-Cal Resources Ltd. (hereinafter referred to as the "Company") was incorporated in the State of Nevada on March 22, 1995. The Company is engaged in the exploration for precious metals, with gold exploration projects located in California and Arizona.

     Going concern - The Company incurred a net loss of approximately $711,000 for the year ended December 31, 2003. The Company's current liabilities exceed its current assets by approximately $661,000 as of December 31, 2003. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

     Amended Articles of Incorporation - In October 2003, a Certificate of Amendment to the Articles of Incorporation changed the number of authorized shares of common stock from 15,000,000 to 100,000,000.

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

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     --------------------------------------------------------------------

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

     As of December 31, 2003, the Company has available net operating loss carryovers that will expire in various periods through 2023. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation", to stock-based employee compensation:

                                                                  2003           2002
                                                               ----------     ----------
          Net loss, as reported                                $ (711,100)    $ 709,300)
          Add: Stock-based employee compensation
            expense included in reported loss,
            net of related tax effects                                 --             --
          Deduct: Total stock-based employee
            compensation expense determined under
            fair value based methods for all awards,
            net of related tax effects                            (79,900)            --
                                                               ----------     ----------
          Pro forma net loss                                   $ (791,000)    $ (709,300)
                                                               ==========     ==========

          Net loss per common share
            Basic and diluted loss, as reported                $    (0.06)    $    (0.06)
                                                               ==========     ==========
            Basic and diluted loss, pro forma                  $    (0.06)    $    (0.06)
                                                               ==========     ==========

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

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)
    ---------------------------------------------------------------------

     Fair value of financial instruments - The carrying amounts and estimated fair values of the Company's notes payable-related parties and convertible note payable-related party at December 31, 2003 are as follows:


                                                    Carrying       Estimated

                                                    Amounts        Fair Value
                                                 ------------    -------------

     Notes payable-related parties               $   523,900     $    655,600

     Convertible note payable-related party           85,000           94,100
                                                 -----------      -----------

                                                 $   608,900     $   749,700
                                                 ===========     ===========



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

     New accounting pronouncements - In July 2001, the FASB issued SFAS No. 143, Accounting for Obligations Associated with the Retirement of Long-Lived Assets. SFAS No. 143 establishes accounting standards for the recognition and measurement of an asset retirement obligation and its associated asset retirement cost. It also provides accounting guidance for legal obligations associated with the retirement of tangible long-lived assets. SFAS No. 143 is effective in fiscal years beginning after June 15, 2002, with early adoption permitted. The adoption of SFAS No. 143 did not have a material impact on the Company's financial statements.

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 establishes a single accounting model for the impairment or disposal of long-lived assets, including discontinued operations. SFAS 144 superseded Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and APB Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 144 are effective in fiscal years beginning after December 15, 2001, with early adoption permitted, and in general are to be applied prospectively. The adoption of SFAS No. 144 did not have a material impact on the Company's financial statements for the years ended December 31, 2003 and 2002.

     In July 2002, the FASB issued Statement No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities, such as restructurings, involuntarily terminating employees, and consolidating facilities initiated after December 31, 2002. The implementation of SFAS No. 146 did not have a material effect on the Company's financial statements for the years ended December 31, 2003 and 2002.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (continued)
     --------------------------------------------------------------------

     New accounting pronouncements (continued) - In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 is not expected to have a material effect on the Company's financial statements.

2.   FIXED ASSETS

     Fixed assets consist of the following as of December 31, 2003:

          Machinery and equipment                          $  106,600
          Transportation equipment                             19,900
          Furniture and fixtures                               14,800
                                                           ----------
                                                              141,300
          Less:  accumulated depreciation                     120,500
                                                           ----------

          Fixed assets, net                                $   20,800
                                                           ==========

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

     Accounts payable and accrued liabilities consist of the following as of December 31, 2003:


         Accrued officers salary payables                  $  222,600
         Accrued interest                                     133,200
         Accounts payable                                      50,700
         Accrued officer bonus                                 18,000
         Unearned revenues                                      7,500
         Other accrued liabilities                              8,900
                                                           ----------

                                                           $  440,900
                                                           ==========
4.   DUE TO STOCKHOLDER

     As of December 31, 2003, due to stockholder totaling $16,300 consists of credit card debt incurred by the Company. The cards are owned by a stockholder of the Company and bear interest rates ranging from 13.24% to 27.99%.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


5.   NOTES PAYABLE-RELATED PARTIES

     Notes payable-related parties consist of the following as of December 31, 2003:

     Note payable to a stockholder, secured by real
     property, bearing interest at 16.0% per annum, interest
     only payments payable in semi-annual payments, maturing
     November 2005 (Note: The Company is in default of
     interest payments totaling $100,000 and is currently
     negotiating forbearance on collection of the interest)          $   300,000

     Note payable to a stockholder, unsecured, bearing
     interest at 7.5% per annum, maturing June 2004                       56,700

     Note payable to a stockholder, secured by real
     property, bearing interest at 8.0% per annum, maturing
     February 2004 (As discussed in Note 9, the maturity
     date was extended to August 2004 in February 2004)                   27,900

     Note payable to a stockholder, secured by real
     property, bearing interest at 8.0% per annum, maturing
     January 2004 (As discussed in Note 9, the maturity date
     was extended to July 2004 in January 2004)                           25,800

     Note payable to an entity owned by a stockholder,
     unsecured, bearing interest at 5% per annum, maturing
     January 2004 (As discussed in Note 9, the stockholder
     converted the outstanding balance and accrued interest
     into shares of the Company's common stock plus
     warrants)                                                            18,500

     Note payable to an entity owned by a stockholder,
     unsecured, bearing interest at 5% per annum, maturing
     January 2004 (As discussed in Note 9, the stockholder
     converted the outstanding balance and accrued interest
     into shares of the Company's common stock plus
     warrants)                                                            18,300

     Note payable to a stockholder, secured by real
     property, bearing interest at 8.0% per annum, maturing
     June 2004                                                            17,400

     Note payable to a stockholder, secured by real
     property, bearing interest at 8.0% per annum, maturing
     May 2004                                                             14,900

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing February
     2004 (As discussed in Note 9, the stockholder converted
     the outstanding balance and accrued interest into
     shares of the Company's common stock plus warrants)                  10,000

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing July 2004
     (As discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             7,300

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


5.   NOTES PAYABLE-RELATED PARTIES (continued)

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing February
     2004 (As discussed in Note 9, the stockholder converted
     the outstanding balance and accrued interest into
     shares of the Company's common stock plus warrants)                   5,400

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing February
     2004 (As discussed in Note 9, the stockholder converted
     the outstanding balance and accrued interest into
     shares of the Company's common stock plus warrants)                   5,400

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing April 2004
     (As discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             5,400

     Note payable to a stockholder, unsecured, bearing
     interest at 7.5% per annum, maturing April 2004 (As
     discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             3,200

     Note payable to a stockholder and director, unsecured,
     bearing interest at 7.5% per annum, maturing March 2004
     (As discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             2,500

     Note payable to a stockholder, unsecured, bearing
     interest at 7.5% per annum, maturing February 2004 (As
     discussed in Note 9, the maturity date was extended to
     July 2004 in February 2004)                                           2,200

     Note payable to a stockholder, unsecured, bearing
     interest at 7.5% per annum, maturing September 2004 (As
     discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             2,000

     Note payable to a stockholder, unsecured, bearing
     interest at 7.5% per annum, maturing March 2004 (As
     discussed in Note 9, the stockholder converted the
     outstanding balance and accrued interest into shares of
     the Company's common stock plus warrants)                             1,000
                                                                     -----------

                                                                         523,900
         Less: amounts due within one year                               223,900
                                                                     -----------

         Long-term portion of notes payable-related parties          $   300,000
                                                                     ===========

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


5.   NOTES PAYABLE-RELATED PARTIES (continued)


     Principal payments on notes payable-related parties are as follows as of December 31, 2003:

     2004                                                   $  223,900
     2005                                                      300,000
                                                            ----------

                                                            $  523,900
                                                            ==========

6.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY

     As of December 31, 2003, convertible note payable-related party totaling $85,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $3,100 (net of amortization expense of $10,100) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $5,500 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The stockholder/lender has the option of converting this loan to free-trading common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $38,300

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $8,300 and $4,500 was expensed during the years ended December 31, 2003 and 2002, respectively.

     Additionally, the Company issued 30,000 shares of common stock to a third party for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $6,700 and $3,700 was expensed during the years ended December 31, 2003 and 2002, respectively.

     During the fiscal year 2003, the lender exercised the option to convert $35,000 in principal to 364,305 shares of the Company's common stock valued at $78,300, including interest of $43,300 which reflects the differential between market price and discounted conversion price.

                              CAN-CAL RESOURCES LTD
                          NOTES TO FINANCIAL STATEMENTS



7.   OPTIONS AND WARRANTS

     Options granted for consulting services - During the year ended 2003, the Company granted 400,000 stock options with an exercise price ranging from $0.14 and $0.22 per share of its common stock. These stock options were granted in connection with consulting agreements with Anthony F. Ciali and a consulting geologist as discussed in Note 8. These stock options were exercisable upon issuance and expire in March and April 2006. The following table summarizes the Company's option activity related to consultants:



                                                                     Weighted
                                                                      Average
                                                     Options         Exercise
                                                   Outstanding         Price
                                                   -----------     ------------
               Balance, January 1, 2003                    --      $        --
               Granted                                400,000             0.16
               Cancelled                                   --               --
               Exercised                                   --               --
               Expired                                     --               --
                                                   -----------     ------------
               Balance, December 31, 2003,            400,000      $      0.16
                                                   ===========     ============

     The weighted average fair value of warrants granted during 2003 was $0.15.

     The following table summarizes information about consulting options outstanding at December 31, 2003:


                                          Options Outstanding                Options Exercisable
                              ---------------------------------------      -------------------------
                                              Weighted
                                Number        Average        Weighted         Number        Weighted
               Range of       Outstanding    Remaining        Average      Exercisable      Average
               Exercise          as of       Contractual     Exercise         as of         Exercise
                Prices         12/31/03         Life           Price         12/31/03        Price
               --------       -----------    ------------    --------      -----------    -----------
                  0.14          300,000       2.2 years      $   0.14        300,000       $     0.14
                  0.22          100,000       2.3 years          0.22        100,000            0.22
               --------       -----------    ------------    --------      -----------    -----------
                                400,000                      $   0.16        400,000       $    0.16
                              ===========                    ========      ===========     ==========


     The Company estimates the fair value of options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2003; no dividend yield; expected volatility of 271.4%; risk free interest rates of 1.7%, and expected lives of 2.0 years. Compensation expense relating to warrants granted for services in 2003 was $55,400.

     Option granted for employee services - During the year ended 2003, the Company granted a 500,000 stock option with an exercise price of $0.16 per share of its common stock. This stock option was granted to Anthony F. Ciali as discussed in Note 8. This stock option was exercisable upon issuance and expires in October 2013. The option totaled $-- under APB No. 25 as the exercise price was equal to the closing price on the day of grant.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


7.   OPTIONS AND WARRANTS (continued)
     --------------------

     Warrants related to the sale of common stock - During fiscal years 2003 and 2002, the Company granted 823,410 and 1,025,300 stock warrants, respectively, with an exercise price ranging from $0.20 to $0.35 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2003 and 2002. These stock warrants were exercisable upon issuance and expire various times throughout 2004 and 2005. The following table summarizes the Company's warrant activity related to the sale of common stock:


                                                                      Weighted
                                                                       Average
                                                      Warrants        Exercise
                                                     Outstanding        Price
                                                     -----------      --------
               Balance, January 1, 2002                     --        $    --
               Granted                               1,025,320           0.26
               Cancelled                                    --             --
               Exercised                                    --             --
               Expired                                      --             --
                                                     ---------        -------
               Balance, December 31, 2002            1,025,320           0.26
               Granted                               1,060,820           0.20
               Cancelled                                    --             --
               Exercised                                    --             --
               Expired                                      --             --
                                                     ---------        -------
               Balance, December 31, 2003            2,086,140        $  0.23
                                                     =========        =======


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


                                                                      Weighted
                                                                       Average
                                                      Warrants        Exercise
                                                     Outstanding        Price
               Balance, January 1, 2002                      --       $     --
               Granted                                   90,000           0.36
               Cancelled                                     --             --
               Exercised                                     --             --
               Expired                                       --             --
                                                         -------      --------
               Balance, December 31, 2002                90,000
               Granted                                   31,200           0.23
               Cancelled                                     --             --
               Exercised                                     --             --
               Expired                                       --             --
                                                         -------      --------
               Balance, December 31, 2003                90,000      $    0.36
                                                         ======      =========

     The weighted average fair value of warrants granted during 2003 and 2002 was $0.19 and $0.26, respectively.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


7. OPTIONS AND WARRANTS (continued)
   --------------------

     The following table summarizes information about warrants outstanding at December 31, 2003:

                                                 Weighted
                                                 Average
                 Range of                       Remaining
                 Exercise        Number        Contractual      Number
                   Price       Outstanding        Life        Exercisable
              --------------   -----------     -----------    -----------
              $  0.20 - 0.25        71,200      1.3 years          40,000
                        0.44        50,000      1.5 years          50,000
              --------------   -----------     -----------    -----------

                                   121,200                        121,200
                               ===========                    ===========

     The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2003 and 2002; no dividend yield; expected volatility of 393% and 265%; risk free interest rates of 1.4% and 1.9%, and expected lives of 1.0 and 1.0 years. Compensation expense relating to warrants granted for services in 2003 and 2002 was $5,900 and $7,100, respectively, while loan fees were valued at $16,700.

8.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Mining claims - The Company has a lease and purchase option agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 less payments already made.

     Auto lease - The Company has an operating lease for an automobile that expires during 2004. The monthly lease payment totals $ 650 per month. Lease payments for year ended December 31, 2003 and 2002 totaled $7,800 and $7,800, respectively.

     Future minimum lease payments required under the auto lease as of December 31, 2003 total $6,100 for the year ended December 31, 2004

     Consulting agreements - In March 2003, the Company engaged Anthony F. Ciali as a management consultant of the Company. Under the agreement, Mr. Ciali is to provide consulting services, initially, in the capacity of President of the Company. Compensation is payable at a monthly rate of $7,500 and shall be reviewed by the Board of Directors in January 2004, with any adjustment not to be less than the rate of inflation during the previous twelve-month period, as measured by the U.S. Consumer Price Index. Further, the Company granted Mr. Ciali an option to purchase 300,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock, as quoted on the OTC BB, for the five trading days prior to the Effective Date or $0.142. The option is fully vested, has a three year term, and is valued at $33,900 using the Black Scholes Model. The agreement is continuous until either party terminates such services.

     During April 2003, the Company entered into a Management Consulting Agreement (the "Agreement") whereby the Company agreed to pay $500 per day of service provided by the consulting geologist payable in shares of the Company's common stock. Through December 31, 2003, the Company has issued 205,166 shares of the Company's common stock to the consultant totaling $31,500. The agreement may be terminated by either party. Additionally, the Company granted an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. The option is fully vested in April 2004 and was valued at $21,500 using the Black Scholes model and will be forfeited if the Agreement is terminated prior to April 2004.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


8.   COMMITMENTS AND CONTINGENCIES (continued)
     -----------------------------

     Consulting agreements (continued) - During July 2003, the Company amended their agreement with the CEO to increase his monthly compensation to $10,000 beginning September 1, 2003, and to $12,500 per month beginning January 1, 2004. The amended agreement also calls for an annual discretionary bonus to be determined by the board, which shall not be less than 15% of the CEO's annualized compensation based on the fiscal year-end monthly fee in effect. As discussed in note 3, the Company has accrued a bonus of $18,000 as of December 31, 2003. During October 2003, the Company also granted a ten-year option to the CEO to purchase 500,000 shares of its common stock, with an exercise price of $0.16 per share. The option is fully vested upon grant, expires in October 2013, and totaled $-- under APB No. 25 as the exercise price was equal to the closing market price on the day of grant.

9.   SUBSEQUENT EVENTS
     -----------------

     During January, February, and March 2004, various stockholders exercised their warrants to purchase 527,020 shares of the Company's common stock for $118,000 cash.

     During January 2004, the maturity date of note payable-related party totaling $25,800 was extended to July 2004.

     During January 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK") whereby, IBK would assist the Company in a private placement of up to $1,000,000 of the Company's common shares or some other acceptable financing arrangement. The Company agreed to a non-refundable fee of CDN$25,000 as well as an expense advance of CDN$3,500, which the Company paid in February 2004. The agreement is effective through August 2004 and may be terminated or extended by either party upon 15 days advanced notice in writing.

     During February 2004, the maturity date of note payable-related party totaling $27,900 was extended to August 2004.

     During February 2004, the maturity date of note payable-related party totaling $2,200 was extended to August 2004.

     During March 2004, the Company issued 50,000 shares of its common stock for cash totaling $10,000.

     During March 2004, the Company issued 584,640 shares of common stock to an officer for accrued wages totaling $146,200. In addition, the Company granted the officer warrants to purchase an additional 584,640 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $131,500 using the Black Scholes model. The Company recorded the warrants as interest expense.

     During March 2004, the Company issued 317,740 shares of common stock to an officer for accrued wages totaling $79,400. In addition, the Company granted the officer warrants to purchase an additional 317,740 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $71,500 using the Black Scholes model. The Company recorded the warrants as interest expense.

     During March 2004, a stockholder and director of the Company converted $13,500 in notes payable - related parties and accrued interest into 53,890 shares of the Company's common stock. In addition, the Company granted the director warrants to purchase an additional 53,890 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $12,100 using the Black Scholes model. The Company recorded the warrants as interest expense.

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS


9.   SUBSEQUENT EVENTS (continued)
     -----------------

     During March 2004, a stockholder and director of the Company converted $24,600 in notes payable - related parties and accrued interest into 98,408 shares of the Company's common stock. In addition, the Company granted the director warrants to purchase an additional 98,408 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $22,100 using the Black Scholes model. The Company recorded the warrants as interest expense.

     During March 2004, a stockholder of the Company converted $6,600 in notes payable - related parties and accrued interest into 26,312 shares of the Company's common stock. In addition, the Company granted the stockholder warrants to purchase an additional 26,312 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $5,900 using the Black Scholes model. The Company recorded the warrants as interest expense.

     During March 2004, a stockholder of the Company converted $38,000 in notes payable - related parties and accrued interest into 152,137 shares of the Company's common stock. In addition, the Company granted the stockholder warrants to purchase an additional 152,137 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $34,200 using the Black Scholes model. The Company recorded the warrants as interest expense.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A.   Controls and Procedures

     The company's Principal Executive Officer and Principal Financial Officer have reviewed and evaluated the effectiveness of the company's disclosure controls and procedures (as defined in Exchange Act Rule 240.13a-15(e)) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the company's current disclosure controls and procedures are effective to ensure that information required to be disclosed by the company in reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. There was no change in the company's internal controls that occurred during the fourth quarter of the period covered by this report that has materially affected, or is reasonably likely to affect, the company's internal controls over financial reporting.

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

     NAME                  AGE         POSITION AND TENURE

     Anthony F. Ciali      58          President (since March  2003), and
                                       Chief  Executive  Officer and
                                       Director (since April 2003)

     Ronald D. Sloan       63          President from May 1996 to March  2003;
                                       Treasurer,  and  Chief Financial
                                       Officer  since May 1996; Chairman of
                                       the Board  since January 2001

     John Brian Wolfe      52          Secretary and a Director since May, 1996

     James Dacyszyn        72          Director since February, 1999

     ANTHONY F. CIALI. Mr. Ciali is a senior mining executive with over twenty-three years of international mining industry experience. Mr. Ciali was appointed President of the company on March 24, 2003 and Chief Executive Officer and a director of the company on April 25, 2003. Prior to joining the company, Mr. Ciali was, from July 1999 to December 2002, EVP-COO and CFO of ACS Advanced Computer Systems, Inc., a computer related company. From July 1997 to September 1999, he was a mining industry consultant. Mr. Ciali was President and CEO, and a director of Monarch Resources Limited, an international gold mining company listed on The Toronto Stock Exchange, with exploration and mining operations in Venezuela and Mexico and approximately 700 employees, from May 1991 to June 1997. From 1977 to 1990, Mr. Ciali was Vice President Finance and Administration of Gold Fields Mining Corporation ("Gold Fields"), an international gold mining company and a wholly owned subsidiary of Consolidated Gold Fields PLC. Gold Fields had annual gold production of approximately 400,000 ounces from gold mines based in the western

United States, and an annual exploration budget of approximately $20 million for exploration projects in North and South America. Gold Fields employed over 700 people. From 1976 to 1977, Mr. Ciali was Assistant Controller of Azcon Corporation, an affiliate of Gold Fields, which was involved in steel distribution and manufacturing. From 1972 to 1976, he was employed as an auditor with Price Waterhouse, in New York, New York, where he obtained a CPA license (no longer active). Mr. Ciali has a BSc. degree in Mechanical Engineering and a Masters degree in Business Administration.

     RONALD D. SLOAN. Mr. Sloan served as President, Treasurer and CEO from May 2, 1996 until his resignation as President on March 24, 2003 and as CEO on April 25, 2003. He is Chairman of the Board of Directors and Treasurer (and Chief Financial Officer) of the company. During the past twenty five years Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the company's business and assists Mr. Ciali in operations. Mr. Sloan has no professional or technical credentials in the metals mining industry.

     JOHN BRIAN WOLFE. Since 1984, Mr. Wolfe has owned Wolfe & Associates Appraisal Services, which appraises damages sustained by vehicles, recreation vehicles, motorcycles and equipment for insurance companies throughout North America. From 1980 to 1984 he appraised damages to automobiles for ICBC (Insurance Corporation of British Colombia). Mr. Wolfe also managed McLaughlin Motors and Brasso Lincoln, both automotive companies where he was in charge of their full operation and payroll from 1977 to 1980. Mr. Wolfe has no direct metal mining experience, or any professional or technical credentials in the metals mining industry, however, he has experience in management affairs. Mr. Wolfe, Secretary, spends approximately 8 hours per month on the company's business.

     JAMES DACYSZYN. Mr. Dacyszyn is a Canadian citizen who is semi-retired. He owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. He has no precious metal mining experience, or any professional credentials in the metals mining industry, but he does have extensive experience in Materials Engineering and holds a bachelor's degree in Civil Engineering. From 1954 to 1971 he managed a laboratory which tested gravels, asphalts, paints and coordinating quality control tests on earthwork. Mr. Dacyszyn also drilled and evaluated more than 500 gravel deposits in the Province of Alberta and has vast knowledge in crushing rock. From 1982 to 1995 he managed several concrete mixing plants and gravel operations, also producing aggregates as owner/operator. The companies are now being managed by his son, a professional engineer, and Mr. Dacyszyn is retained in a consulting capacity. Mr. Dacyszyn spends approximately 8 hours per month on the company's business.

DIRECTOR COMPENSATION

     The directors do not now have any stock options or similar plans, annuities, pension, retirement incentive, deferred compensation or any arrangements whereby they have been paid or may receive compensation.

     Each of our present directors who is also an employee receives no additional compensation for acting as a director or attending meetings of directors. In the past, the company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. In the future, the Board of Directors may issue non-qualified options to non-executive directors. The terms of such options to be granted have not yet been established.

     STOCK OPTION PLANS

     THE CAN-CAL 2003 QUALIFIED INCENTIVE STOCK OPTION PLAN. The 2003 Qualified Incentive Stock Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, which will be used to compensate senior executives and mid-level employees in the future. An option on 500,000 shares has been granted to Mr. Ciali under this plan (see "Executive Compensation").

     THE CAN-CAL 2003 NON-QUALIFIED STOCK OPTION PLAN FOR SENIOR EXECUTIVES, OUTSIDE DIRECTORS, AND Consultants. The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, of which 300,000 shares are covered by an option granted to Anthony F. Ciali when he was appointed an officer of the company in March 2003 (see "Executive Compensation"), and 100,000 shares are covered by an option granted to Luis Vega when he signed a consulting agreement with the company in April 2003 (see "Agreement with Consultant").

     The total number of options issued and outstanding at any time, under both the Qualified and Non-Qualified Stock Option Plans will not exceed 10% of the company's issued and outstanding common stock, calculated on a pro forma basis.

(b)  Identification of Certain Significant Employees.

     In 2003, Mr. Vega was retained as Senior Consulting Geologist to the company. He has over 30 years of international gold exploration experience with senior mining companies, including Utah International, Duval Corporation, and (most recently) Battle Mountain Gold, where he was Vice President - Manager, Latin American Exploration. His exploration experience has encompassed projects in the Western United States, Mexico, and Central and South America, including Bolivia (the Korri Kollo gold mine), Chile, Argentina, and the Dominican Republic, as well as project submittal evaluations for properties in Peru, Ecuador, Brazil, Uruguay and Venezuela. Mr. Vega holds a Bachelor of Science in Geology and a Masters of Science in Economic Geology.

(c)  Family Relationships.

     Not applicable.

(d)  Involvement in Certain Legal Proceedings.

     During the past five years, no director, person nominated to become a director, or executive officer of the company:

(1) has filed or had filed against him, a petition under the federal bankruptcy law or any state insolvency law, nor has any court appointed a receiver, fiscal agent or similar officer by or against any business of which such person was a general partner, or any corporation or business association of which he was an executive officer within two years before the time of such filing;

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2003 through December 31, 2003 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, Chairman, 8224 Ocean Gate Way, Las Vegas, Nevada 89128

Item 10.  Executive Compensation

     The following table shows selected information about the compensation paid or accrued to or for the account of executive officers in 2003, 2002 and 2001 for services, and bonuses rendered in all capacities in those years. In 2002 and 2001, the company had one executive officer (Ronald D. Sloan). The company does not have a long-term compensation plan.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                        --------------------------------------
                                         Annual Compensation                     Awards             Payouts
                               ------------------------------------     --------------------------------------
(a)                    (b)         (c)            (d)           (e)          (f)            (g)          (h)         (i)
Name                                                         Other       Restricted                               All Other
and                                                          Annual     Restricted                       LTIP       Compen-
Principal                                                    Compen-      Stock          Options/      Payouts     sation
Position              Year       Salary          Bonus       sation       Awards          SARs(#)        ($)       ($)(2)
---------------------------------------------------------------------------------------------------------------------------
Anthony F. Ciali       2003   $79,435*      $ 18,000***      $ -0-         -0-           800,000(1)     $   -0-    $    -0-
CEO and                2002   $ -0-         $     -0-        $ -0-         -0-                -0-       $   -0-    $    -0-
President              2001   $ -0-         $     -0-        $ -0-         -0-                -0-       $   -0-    $    -0-

Ronald D. Sloan        2003   $60,000**     $     -0-        $ -0-         -0-                -0-       $   -0-    $    -0-
Treasurer (CEO         2002   $60,000**     $     -0-        $ -0-         -0-                -0-       $   -0-    $    -0-
to April 25, 2003)     2001   $30,000**     $     -0-        $ -0-         -0-                -0-       $   -0-    $    -0-


*     Accrued  (not  paid) at the rate of $7,500  per  month  for March - August  2003,  and  $10,000  September  -
      December  2003.  See  "Employment  Agreement"  below.  This  accrual  was  converted  to equity in 2004.  See
      "Certain Relationships and Related Transactions."

**    Accrued  (not  paid) at the rate of $5,000  per month as of July  2001.  These  accruals  were  converted  to equity in 2004.  See "Certain Relationships and Related Transactions."



***   Accrued  (not  paid) at not less than 15% of Mr.  Ciali's  annualized  compensation  on the  fiscal  year-end monthly fee in effect.  See "Employment Agreement" below.

(1)   Stock options  granted  pursuant to the company's  2003 Stock Option Plans.  See details of the options under
      "Employment Agreement" below.

(2)   Does not include (a) $38,332 paid as rent for a Las Vegas apartment for Mr. Sloan in 2001, 2002 and 2003;
      or $6,346 for a car allowance, automobile operating expenses, medical insurance and life insurance paid for Mr. Ciali during the four months ended December 31, 2003.

     In 2003, the company ceased renting a separate apartment for Mr. Sloan in Las Vegas. From the last quarter 2003, the company pays for the costs of maintaining one apartment in Las Vegas which serves as a company office and also for persons transacting business with the company to stay.

                   OPTION GRANTS TO EXECUTIVE OFFICERS IN 2003

                                        PERCENT
                      NUMBER OF         OF ALL OPTIONS
                      SHARES UNDER-     GRANTED TO
                      LYING OPTIONS     EMPLOYEES          EXERCISE     EXPIRATION         GRANT DATE
NAME                  GRANTED           IN 2002            PRICE        DATE               PRES. VALUE (1)
Anthony F. Ciali      300,000           37.5%              $0.14        March 23, 2006     $  40,271
Anthony F. Ciali      500,000           62.5%              $0.16        Oct. 14, 2013      $  79,896

(1) The Black-Scholes option-pricing model was used to determine the grant date present value of the stock options that were granted to the named officer. The following facts and assumptions were used in making this calculation: Exercise prices of $0.14 and $0.16 which were equal to the market value of the stock on the grant dates (the average of the closing price for five days before the grant date for the first option (on 300,000 shares), March 24, 2003, and closing market price on the grant date for the second option, October 15, 2003); a zero dividend yield; expected volatility of 277.87%, risk-free interest rate of 3.0%, and an expected life of three and 10 years for each option.

    AGGREGATED OPTION/SAR EXERCISES IN 2003 AND OPTION/SAR VALUES AT 12/31/03

     The following table shows options exercised during 2003, options exercisable at December 31, 2003, and the dollar values for in-the-money options at December 31, 2003 (closing market price on that date was $0.25).

      (a)                       (b)               (c)                   (d)              (f)
                                                                        Number          Value of
                                                                      of Shares        Unexercised
                                                                     Underlying       In-the-Money
                                                                    Options/SARS      Options/SARs
                              Shares                                 at 12/31/03       at 12/31/03
                             Acquired             Value             Exercisable/      Exercisable/
Name                      on Exercise (#)      Realized ($)       Unexercisable/     Unexercisable
----                      ---------------      ------------       --------------     -------------

Anthony F. Ciali                -0-                 -0-             800,000/-0-       $78,000 (1)
    CEO

     ---------------

     (1) Equal to $0.25, the closing market price on December 31, 2003, less the $0.14 exercise price, multiplied by 300,000 shares, and less the $0.16 exercise price, multiplied by 500,000 shares.

EMPLOYMENT AGREEMENT

     On March 24, 2003 the company signed a Management Consulting Agreement with Anthony F. Ciali, to employ Mr. Ciali as President for a fee of $7,500 per month. The company issued an option to Mr. Ciali to purchase 300,000 shares at $0.14 per share (the average closing price for the five trading days preceding March 24, 2003); this option expires on March 23, 2006, and was fully vested upon grant. This is a non-qualified option. Mr. Ciali was appointed Chief Executive Officer and a director of the company on April 25, 2003.

     The original agreement contemplated re-negotiation in good faith between Mr. Ciali and the company, of certain terms after June 24, 2003. As result of re-negotiations after June 24, 203, on July 25, 2003, the agreement was amended to provide for: Monthly cash compensation of $10,000 from September 1, 2003 through December 31, 2003, and $12,500 starting January 1, 2004, with annual increases thereafter at the discretion of the board of directors (but not less than the annual rate of inflation); a cash bonus payable by January 30 of each year, with the amount determined at the discretion of the board of directors, but not less than 15% of the annualized compensation based on the fiscal year-end monthly fee in effect; medical and term life insurance, and a car lease allowance; the company establishing and paying for a branch office in Lawrenceville, New Jersey (the city of Mr. Ciali's residence); and the grant to Mr. Ciali of an option to purchase 500,000 shares (in addition to the prior option on 300,000 shares). The option was granted on October 15, 2003, is exercisable at $0.16 per share (market price on grant date), expires on October 15, 2013, and was fully vested upon grant. This is a qualified option.

     If the agreement (as amended) is terminated by the company other than for cause, or if Mr. Ciali terminates the agreement because he is paid less than the rate of cash compensation then in effect, or if there is a change in control of 25% or more of the combined voting power of the company, then Mr. Ciali will be entitled to 24 months severance pay at the monthly rate then in effect, payable monthly; payment of 24 months of continued medical and term life insurance, and the car lease allowance; and payment of annual bonuses for 24 months at the same amount paid prior to termination. If the agreement (as amended) is terminated by the company other than for cause, all of Mr. Ciali's stock options will remain exercisable for the balance of their terms.

     The agreement does not have a specific term, and will end only if either the company or Mr. Ciali terminate the agreement.

AGREEMENT WITH CONSULTANT

     On April 21, 2003 the company signed a Management Consulting Agreement with Luis A. Vega; the agreement does not have a specific term, and will continue until termination by either party on 30 days written notice.

     Under the agreement with the company, Mr. Vega is paid $500 per day of service (based on invoices showing service and time provided), payable in restricted shares of common stock of the company, calculated by dividing the amount owed by the average closing price of the company's stock for each day's service. He also is reimbursed travel and entertainment expenses (plus accountable out-of-pocket expenses). Through December 31, 2003, the company has issued 205,166 restricted shares of stock to Mr. Vega to pay $31,500 of consulting services.

     As additional compensation, the company has issued to Mr. Vega a non-qualified stock option to purchase 100,000 shares of common stock at $0.22 per share (the average closing price for the five trading days before April 21, 2003). This option will fully vest on April 21, 2004 (is not exercisable before that date) if the consulting agreement then still is in effect; this option expires April 21, 2006 unless sooner forfeited on termination of the consulting agreement.

     The consulting agreement provides for Mr. Vega to receive a finder's fee if the company acquires a mineral property presented to the company for consideration. The fee will be a 1% net smelter return ("NSR") royalty on any future sales of mineral products from the acquired property. The NSR royalty will be calculated as 1% multiplied by the reported sales from the property, less shipping and refining costs.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

     The following table sets forth certain information about beneficial ownership of our common stock as of April 12, 2004 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information for officers and directors is based on the Forms 3 and 4 they have filed with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934. Based on the Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

     The number of shares shown as owned by the individual includes shares issuable on exercise of any options and warrants he holds. The percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options and warrants by (y) the 15,786,058 shares outstanding at April 12, 2004, plus for each person with options and warrants, the number of shares the person has the right to acquire on exercise thereof. The shares shown as owned by officers and directors as a group includes shares issuable on exercise of the options and warrants, and the percentage of shares shown as owned by that group has been determined as if all of those options and warrants had been exercised.

                     NAME AND ADDRESS                AMOUNT AND NATURE
TITLE OF CLASS       OF BENEFICIAL OWNER            OF BENEFICIAL OWNER     PERCENT OF CLASS

Common stock         Ronald D.  Sloan*                 1,954,711(1)             12.0%
                     4312-212 Street
                     Langley, B.C., Canada

Common Stock         John Brian Wolfe*                 893,211(2)               5.6%
                     3157 Silver Throne Drive
                     Coquitlam, B.C., Canada

Common Stock         James Dacyszyn*                   862,316 (3)              5.4%
                     #64, 9703-41 Avenue
                     Edmonton, A.B., Canada

Common Stock         Anthony F. Ciali*                 1,435,480 (4)            8.5%
                     28 Lawrencia Drive
                     Lawrenceville, NJ 08648

Common Stock         All Officers and Directors        5,145,718 (5)            29.2%
                     as a group

*    Director

(1) Includes 584,640 shares underlying warrants. (2) Includes 53,890 shares underlying warrants.
(3) 666,816 shares (including 98,408 shares covered by warrants) are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company are controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares.
(4) Includes 800,000 shares covered by options and 317,740 shares underlying warrants.
(5) Assumes exercise of 1,054,678 warrants held by officers and directors (but not warrants on 178,449 shares held by a former director and his insurance agency), and the options on 800,000 shares held by Mr. Ciali.

     Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2003:


    --------------------------------------------------------------------------------------------------------------

    Plan category             Number of securities to be    Weighted average        Number of securities remaining
                              issued upon exercise of       exercise price of       available for future issuance
                              outstanding options           outstanding options     under equity compensation
                                                                                    plans (excluding securities
                                                                                    reflected in column (a))

                              (a)                           (b)                     (c)
    ----------------------------------------------------------------------------------------------------------------

    Equity compensation
    plans approved by
    security holders
    (shares reserved)

    2003 Qualified ISOP                  500,000                    $0.16                      1,000,000
    (1,500,000 shares)

    2003 Non-Qualified ISOP              300,000                    $0.14                      1,100,000
    (1,500,000 shares)                   100,000                     $0.22

    --------------------------------------------------------------------------------------------------------------
    Equity compensation                    --                         --                          --
    plans not approved by
    security holders

    None
    --------------------------------------------------------------------------------------------------------------
    Total                               900,000                     $0.__                      2,100,000
    --------------------------------------------------------------------------------------------------------------

     Total shares underlying unexercised options (both plans) cannot exceed 10% of the company's total issued and outstanding shares of common stock, calculated on a pro forma basis.

Item 12.  Certain Relationships and Related Transactions

     CONVERSION OF SALARIES OWED TO OFFICERS AND LOANS OWED TO DIRECTORS

     In 2002 and 2003, the company borrowed money from directors. Salaries for the two officers in 2001, 2002 and 2003 were accrued but not paid. In 2003, premiums on a company insurance policy were paid for the company by an insurance agency owned by a director who resigned in 2003.

     On March 1, 2004, the company paid these loans (all unsecured, 7.5% annual interest, principal and accrued interest through February 29, 2004), the salaries accrued through December 31, 2003, and the advances for insurance premiums, by issuing restricted stock (at $0.25 per share, equal to the closing market price on March 1, 2004), and warrants to purchase common stock (for two years, at an exercise price of $0.30 per share), at the rate of one warrant to purchase one share, for each one share issued to pay the obligations. The issuance of shares and warrants was approved by the board of directors; the issuance for each director was approved by the other directors. The amounts of obligations so paid, and number of shares and warrants, is shown below.

                                       Loans         Salary           Total         Shares        Warrants
                                       -----         ------           -----         ------        --------

 Directors and officers
 Ronald D. Sloan                                   $  146,160      $  146,160        584,640        584,640
 Anthony F. Ciali                                      79,435          79,435        317,740        317,740
 John Brian Wolfe                   $   13,472                         13,742         53,890         53,890
 James Dacyszyn                         24,602                         24,602         98,408         98,408

 Others

 Barry Amies*                            6,578                          6,578         26,312         26,312
 Landings Insurance*:
   Loan #1                              18,881                         18,881         75,523         75,523
   Loan #2                              19,154                         76,614         76,614         76,614
                                    ----------     ----------      ----------      ---------      ---------

                                    $   82,687     $  225,595      $  308,282      1,233,127      1,233,127
                                    ==========     ==========      ==========      =========      =========

* Mr. Amies was a director but resigned in 2003. Landings Insurance is Mr. Amies' insurance agency which advanced the insurance premiums on behalf of the company.

     Loans Owed to Officer and a Shareholder

     At December 31, 2003, the company owed Ronald D. Sloan, an officer and director, $56,691 for principal and accrued interest (at 7.5% per year) on various loans made by him to the company from 2001 through 2003. The amount of Mr. Sloan's obligation is net of $13,100 of loans repaid to him by the company in 2003.

     The company owes Robin Schwarz, an unaffiliated shareholder, $16,278 at December 31, 2003 consisting of unsecured loans in various amounts made in 2001 and 2002, at various dates, and interest ranging from 13.24% to 27.99%, due on demand.

 Item 14.  Principal Accounting Fees and Services

     (1) - (4) L.L. Bradford & Company, LLC billed us as follows for the years ended December 31, 2003 and 2002:

                                      Year Ended            Year Ended
                                   December 31, 2003     December 31, 2002

         Audit Fees(a)              $      14,550           $    28,763

         Audit-Related Fees(b)      $         -0-           $       -0-

         Tax Fees(c)                $       1,500           $     1,563

         All Other Fees(d):         $         750           $       -0-

         (a) Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

         (b) For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2003, and 2002, respectively.

         (c) For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2003 and 2002, respectively.

         (d) For services in respect of any and all other reports as required by the SEC and other governing agencies.

     (5)(i) The Board of Directors has not established an audit committee. However, the Board of Directors, as a group, carries out the responsibilities which an audit committee would have. In this respect the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

     The Board of Directors delegates to management (Mr. Ciali and Mr. Sloan) the terms of engagement before we engage L.L. Bradford for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

     (5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2003 (and 2002) were: Audit-Related Fees 87% (95%); Tax Fees 9% (5%); and All Other Fees 4% (0%).

Item 15. Exhibits and Reports on Form 8-K.

(a)  Exhibits

Exhibit No.    Title of Exhibit
-----------    ----------------

 3.0           Articles of Incorporation....................................[1]

3.1            Amendment to the Articles of Incorporation...................[1]

3.1(a)         Further Amendment to the Articles of Incorporation ............*

 3.2           By-Laws......................................................[1]

 10.0          Joint Venture Agreement between Robin Schwarz,
               Aylward Schwarz, S&S Mining, a Nevada Corporation,
               and Can-Cal Resources Ltd. ..................................[1]

 10.1          Mining Lease Agreement between Can-Cal Resources Ltd.
               and Twin Mountain Rock Venture dated May 1, 1998 ............[1]

10.1-
10.4           [intentionally left blank]

 10.5          Deed of Trust, Security Agreement, Financing Statement,
               and Fixture Filing with Assignment of Rents .................[1]

 10.6          Lease and Purchase Option Agreement dated March 12, 1998
               between Arthur James Good and Wanda Mae Good
               and Can-Cal Resources Ltd....................................[1]

 10.7          Management Consulting Agreement
               with Anthony F. Ciali..........................................*

 10.8-
10-13          [intentionally left blank]

 10.14         Loan Agreement between First Colony Merchant,
               Tobian Trading Limited and Can-Cal Resources, Limited
               (f/y 2000 loan, second lender on Pisgah property)............[3]

 10.15         Deed of Trust Security Agreement, Financial
               Statement and Fixture Filing with Assignment of Rents........[3]

 10.16         Option Agreement with Lender.................................[3]

 10.17         Written notice to exercise option............................[3]

 10.18         [intentionally left blank]

 10.19         Forbearance Agreement with Lender
               (first lender on Pisgah property)............................[4]

 10.20         Forbearance Agreement with Lender
               (second lender on Pisgah property)...........................[4]

 10.20(a)      Amendment to Forbearance Agreement with Lender
               (second lender on Forbearance Agreement).....................[6]

 10.21         Investment Agreement (Dutchess Private Equities Fund
               and DRH Investment Company, LLC .............................[5]

 10.22         Registration Rights Agreement
               (for Investment Agreement transaction).......................[5]

 10.23         Escrow Agreement (for future transactions
               under Investment Agreement) .................................[5]

 10.24         National Financial Communications Corp.
               Consulting Agreement (Public Relations Agreement)............[5]

 10.25         Amendment to National Financial
               Communications Corp. Consulting Agreement....................[7]

 10.26         Form of Debenture
               Dutchess Private Equities Fund, L.P..........................[8]

 10.27         Debenture Warrant
               Dutchess Private Equities Fund, L.P..........................[8]

 10.28         Registration Rights Agreement
               Dutchess Private Equities Fund, L.P..........................[8]

10.29          Arco Agreement.................................................*

14.0           Code of Ethics.................................................*

 31.1          Certification under Rule 13a-14(a) Anthony F. Ciali............*

31.2           Certification under Rule 13a-14(a) Ronald D. Sloan.............*

32.1           Certification under Rule 13a-14(b) Anthony F. Ciali............*

32.2           Certification under Rule 13a-14(b) Ronald D. Sloan............*

*      Filed herewith.

[1] Incorporated by reference with the like-number exhibit filed with the company's Form 10-SB filed July 9, 1999.

[2]    [intentionally left blank]

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

(b)    Reports on Form 8-K.

       During the fourth quarter of the fiscal year ended December 31, 2003, the company filed one report on Form 8-K (item 5 event).

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                             CAN-CAL RESOURCES, Ltd.
                                             (Registrant)


Date: April 13, 2004                    By:    /s/  Anthony F. Ciali
                                             -----------------------------------
                                             Anthony F. Ciali, President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 13, 2004                     By: /s/  Anthony F. Ciali
                                             -----------------------------------
                                             Anthony F. Ciali, Director


Date: April 13, 2004                     By:   /s/  John Brian Wolfe
                                             -----------------------------------
                                             John Brian Wolfe, Director


Date: April 13, 2004                     By:   /s/  James Dacyszyn
                                             -----------------------------------
                                             James Dacyszyn, Director

Date: April 13, 2004                     By   /s/  Ronald D. Sloan
                                             -----------------------------------
                                             Ronald D. Sloan, Director