Form 10QSB
period 2004-03-31
CAN CAL RESOURCES LTD
filed 2004-05-17
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities
---  Exchange Act of 1934
     For the fiscal quarter ended March 31, 2004

     Transition Report under Section 13 or 15(d) of the Securities --- Exchange Act of 1934.
     For the transition period from _____ to _____.

     Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                       88-0336988
----------------------------------          ------------------------------------
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
                                                           Yes   X      No
                                                               -----       -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                             Outstanding on May 14, 2004
----------------------------------          ------------------------------------
  Common Stock, Par Value $.001.                       15,969,751

Transitional Small Business Disclosure Format (Check one): Yes          No   X
                                                               -----       -----

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

PART I

ITEM 1.  FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                          March 31, 2004
                                                                          --------------
 Current assets
    Cash                                                                  $    139,200
    Accounts receivable                                                          6,200
                                                                          ------------
       Total current assets                                                    145,400

 Fixed assets, net                                                              17,500

 Other assets, net                                                               3,800
                                                                          ------------

 Total assets                                                             $    166,700
                                                                          ============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

 Current liabilities
    Accounts payable and accrued liabilities                              $    267,400
    Due to stockholder                                                          14,900
    Advances for stock purchases                                                21,000
    Notes payable-related parties - current portion                            147,200
    Convertible note payable - related party                                    85,000
                                                                          ------------
       Total current liabilities                                               535,500

 Long-term liabilities
    Notes payable-related parties - long-term portion                          300,000

 Total liabilities                                                             835,500

 Commitments and contingencies                                                     --

 Stockholders' deficit
    Preferred stock; $0.001 par value; 10,000,000 shares
       authorized, no shares issued an outstanding                                 --
    Common stock; $0.001 par value; 100,000,000 shares
       authorized, 15,707,058 shares issued and outstanding                     15,700
    Additional paid-in capital                                               5,202,500
    Unamortized loan fees from stock issued and warrants
       granted in relation to convertible note payable-related party            (3,300)
    Receivable related to issuance of common stock                             (10,000)
    Accumulated deficit                                                     (5,873,700)
                                                                          ------------
       Total stockholders' deficit                                            (668,800)

 Total liabilities and stockholders' deficit                              $    166,700
                                                                          ============




                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three Months Ended March 31,
                                               ---------------------------------
                                                   2004                  2003
                                               -------------       -------------

Material sales                                 $      5,700        $      6,200

Cost of sales                                         3,200               3,300
                                               ------------        ------------

     Gross profit                                     2,500               2,900

General and administrative expenses                 187,100             120,800
                                               ------------        ------------

Loss from operations                               (184,600)           (117,900)

Other income (expense)
     Rental revenue                                   9,600               5,600
     Interest income                                   --                  --
     Interest expense                              (306,400)            (32,400)
                                               ------------        ------------

Loss before provision for income taxes             (481,400)           (144,700)

Provision for income taxes                             --                  --
                                               ------------        ------------

Net loss                                       $   (481,400)       $   (144,700)
                                               ============        ============

Basic and diluted loss per common share        $      (0.03)       $      (0.01)
                                               ============        ============

Basic and diluted weighted average
     common shares outstanding                   14,175,734          11,691,445
                                               ============        ============














                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)

                                                                           Unamortized
                                                                            Loan Fees
                                     Common Stock                          Related to      Receivable
                                   ----------------------    Additional    Convertible     Related to                      Total
                                    Number                    Paid-in     Note Payable-    Issuance of   Accumulated   Stockholders'
                                   of Shares      Amount      Capital     Related Party   Common Stock     Deficit       Deficit


Balance, December 31, 2003         13,252,962   $  13,300   $ 4,366,300   $  (7,000)      $     --      $ (5,392,300)  $ (1,019,700)


Common shares issued for cash         372,200         400        74,000        --               --             --            74,400

Exercise of warrants for cash         696,275         700       124,000        --               --             --           124,700

Common shares issued                  102,493         100        22,000        --               --             --            22,100
   for services

Common shares issued                   50,001        --          10,000        --            (10,000)          --              --
   for receivable

Current period amortization              --          --            --         3,700             --             --             3,700
   of loan fees

Common shares issued in
   satisfaction of accounts
   payable and accrued                902,380         900       224,700        --               --             --           225,600
   liabilities

Common shares issued in
   satisfaction of notes
   payable-related parties            330,747         300        82,400        --               --             --            82,700

Warrants granted in                      --          --         277,300        --               --             --           277,300
   satisfaction of interest

Warrants granted for services            --          --          12,200        --               --             --           12,200

Deemed interest expense related
   to conversion feature of
   note payable-related party            --          --           9,600        --               --             --             9,600

Net loss                                 --          --            --          --               --         (481,400)       (481,400)
                                   ----------   ---------   -----------   ---------       ----------    -----------    ------------

Balance, March 31, 2004            15,707,058   $  15,700   $ 5,202,500   $  (3,300)      $  (10,000)   $ (5,873,700)  $   (668,800)
                                   ==========   =========   ===========   =========       ==========    ============   ============











                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    Three Months Ended March 31,
                                                                    -----------------------------
                                                                       2004              2003
                                                                    -----------       -----------
Cash flows from operating activities:
   Net loss                                                         $ (481,400)       $ (144,700)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Stock based compensation                                           34,300            38,900
     Depreciation and amortization                                       8,700            10,400
     Warrants granted in satisfaction of interest                      277,300              --
     Deemed interest expense                                             9,600             9,600
   Changes in operating assets and liabilities:
     Change in accounts receivable                                      (3,500)           (2,400)
     Change in prepaid expenses                                           --               5,000
     Change in accounts payable and accrued expenses                    58,100            44,300
                                                                    ----------        ----------
      Net cash used by operating activities                            (96,900)          (38,900)

Cash flows from investing activities:
   Purchase of fixed assets                                               --              (1,100)
                                                                    ----------        ----------
      Net cash used by investing activities                               --              (1,100)

Cash flows from financing activities:
   Change in due to stockholder                                         (1,400)             (500)
   Proceeds from issuance of common stock                              199,100            11,000
   Proceeds from advances for stock purchases                           21,000              --
   Proceeds from borrowing on notes payable-related parties               --              28,900
   Principal payments on notes payable-related parties                    --              (2,500)
                                                                    ----------        ----------
      Net cash provided by financing activities                        218,700            36,900
                                                                    ----------        ----------

Net increase (decrease) in cash                                        121,800            (3,100)

Cash, beginning of period                                               17,400            13,300
                                                                    ----------        ----------

Cash, end of period                                                 $  139,200        $   10,200
                                                                    ==========        ==========

Supplemental disclosures of cash flow information:
   Cash paid for income taxes                                       $     --          $     --
                                                                    ==========        ==========
   Cash paid for interest                                           $     --          $     --
                                                                    ==========        ==========

Schedule of non-cash financing activities:
   Issuance of common stock for satisfaction of accounts payable
      and accrued liabilities                                       $  225,600        $     --
                                                                    ==========        ==========

   Issuance of common stock for principal payment on
      notes payable-related parties                                 $   82,700        $     --
                                                                    ==========        ==========

Issuance of common stock for receivable                             $   10,000        $     --
                                                                    ==========        ==========




                 See Accompanying Notes to Financial Statements

                              CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Can-Cal Resources LTD. ("the Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Can-Cal Resources LTD. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of March 31, 2004:

         Accrued interest                                            $   145,300
         Accrued officers salary payables                                 49,500
         Accounts payable                                                 42,500
         Accrued officer bonus                                            18,000
         Other accrued liabilities                                        10,200
         Unearned revenues                                                 1,900
                                                                     -----------

                                                                     $   267,400
                                                                     ===========

     During March 2004, the Company issued 902,380 shares of Common stock to officers in satisfaction of $225,600 in accrued officers salary payables. Additionally, the Company granted warrants to purchase 902,380 shares of common stock at $0.30 per shares. The warrants expire in March 2006 and totaled $202,900 using the Black Scholes model. The Company recorded the warrants as interest expense.

                              CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

4.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable consisted of the following as of March 31, 2004:

          Note payable to a stockholder, secured real
          property, bearing interest at 16.0% per
          annum, interest only payments payable in
          semi-annual payments, maturing November 2005
          (Note: The Company is in default of interest
          payments totaling $96,000 (accrued interest
          through March 31, 2004, total $112,000) but
          is currently negotiating forbearance on
          collection of the interest)                                  $ 300,000

          Note payable to a stockholder, unsecured,
          bearing interest at 7.5% per annum, maturing
          June 2004                                                       56,700

          Note payable to a stockholder, secured by
          real property, bearing interest at 8.0% per
          annum, maturing August 2004                                     29,100

          Note payable to a stockholder, secured by
          real property, bearing interest at 8% per
          annum, maturing July 2004                                       26,800

          Note payable to a stockholder, secured by
          real property, bearing interest at 8.0% per
          annum, maturing June 2004                                       17,400

          Note payable to an stockholder, secured by
          real property, bearing interest at 8.0% per
          annum, maturing May 2004                                        14,900

          Note payable to a stockholder, unsecured,
          bearing interest at 7.5% per annum, maturing
          February 2005                                                    2,300
                                                                     -----------

                                                                         447,200
          Less: amounts due within one year                              147,200
                                                                     -----------

          Long-term portion of notes payable                         $   300,000
                                                                     ===========

     During March 2004, the Company issued 330,747 shares of Common stock to various stockholders in satisfaction of $82,700 in principal on notes payable-related parties. Additionally, the Company granted warrants to those same stockholders to purchase 330,747 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $74,400 using the Black Scholes model. The Company recorded the warrants as interest expense.

5.   ADVANCES FOR STOCK PURCHASES
     ----------------------------

     Advances for stock purchases totaling $21,000 as of March 31, 2004 consist of cash received from investors for the purchase of 105,000 shares of the Company's common stock which were not issued until April 2004, as discussed in Note 8.

                              CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

6.   CONVERTIBLE NOTE PAYABLE - RELATED PARTY
     ----------------------------------------

     As of March 31, 2004, convertible note payable-related party totaling $85,000 consisted of an unsecured loan agreement with a stockholder. Upon closing, the Company paid $1,400 (net of amortization expense of $11,800) in loan fees and other expenses which were capitalized and reflected as part of other assets totaling $3,800 and will be expensed over the life of the loan using the straight-line method. The term of the loan is two years, with interest at 8.0%, and maturing in June 2004. The lender has the option of converting this loan to common stock, at the lower of a) the initial purchase price, defined as the lower of $0.41 per share or 100% of the average of the lowest five closing bid prices of the fifteen trading days prior to closing, or b) 80% of average of the three lowest prices in fifteen closing bid prices prior to conversion.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded significant amounts of deemed interest totaling $9,600.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $2,000 and $2,100 was expensed during the three months ended March 31, 2004 and 2003, respectively.

     Additionally, the Company issued 30,000 shares of common stock to a third party (counsel to the lender) for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $1,700 and $1,700 was expensed during the three months ended March 31, 2004 and 2003, respectively.

7.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $481,000 for the three months ended March 31, 2004. The Company's current liabilities exceed its current assets by approximately $390,000 as of March 31, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

8.   SUBSEQUENT EVENTS
     -----------------

     During April 2004, the Company issued 26,000 shares of common stock for cash totaling $5,200.

     During April 2004, the Company issued 105,000 shares of common stock in satisfaction of advances for stock purchases totaling $21,000.

     During April 2004, the lender exercised the option to convert $20,000 in principal to 92,593 shares of the Company's common stock.

     During April 2004, the Company issued 7,850 shares of common stock for services totaling $2,300.

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

     The Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2003 and 2002. No further testing is planned at this time with respect to developing a leaching process to extract precious metals contained in the cinder materials.

     The Company presently has two full-time employees and two part-time geological consultants and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of March 31, 2004, the Company had a working capital deficit of $390,100 and approximately $139,200 cash was available to sustain operations, which would cover the Company's planned activities through June 2004, at a minimum. The working capital deficit as of December 31, 2003 was $661,000 and approximately $17,400 cash was available. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK"), whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 on terms to be negotiated. The agreement is effective through July 28, 2004 and may be terminated or extended by either party upon 15 days advanced notice in writing. As of March 31, 2004 and the date this report is filed, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

     The Company had sales of $5,700, and gross profit of $2,500, from the sale of cinder materials during the three-month period ended March 31, 2004, compared with sales of $6,200 and gross profit of $2,900 for the three-month period ended March 31, 2003. The Company sustained a net loss of $481,400 for the three-month period ended March 31, 2004, compared to a net loss of $144,700 for the three-month period ended March 31, 2003. The increased net loss in the 2004 period was principally due to a $274,000 increase in interest expense and a $66,300 increase in general and administrative expenses. The higher interest expense was entirely due to a $277,300 non-cash charge, using the Black Scholes model, to record the value of 1,233,127 warrants granted to various shareholders in connection with the conversion of $82,687of related party notes payable and $225,595 of accrued salary into 1,233,127 restricted common shares of the Company at $0.25 per share and an equal amount of warrants exercisable at $0.30 over a two-year term from March 1, 2004. These conversions eliminated $308,282 in liabilities from the Company's balance sheet.

     The $66,300 increase in general and administrative expenses during the three-month period ended March 31, 2004 compared to the same period in 2003 was principally due to:

     o Consulting increased by $30,900, due to Mr. Ciali's consulting services and consulting geological and investor relations services, which were not incurred during the same period in 2003. Mr. Ciali was not appointed President of the Company until March 2003, but a non-cash charge of $33,900, representing the value of the stock options granted to Mr. Ciali, was included in consulting services for the three-month period ended March 31, 2003.

     o Professional fees increased by $29,900, due to $21,400 in fees and advance expenses paid to IBK Capital Corp, in connection with the proposed $1 million financing arrangement noted above, higher legal expenses related to the Company's new Mexican operations and more SEC-related filing activity.

     o Travel and Entertainment expenses increased by $8,400, due to international travel expenses, as part of the Company's growth strategy to expand activities into Latin America, and Mr. Ciali's travel related expenses in general.

     Net cash used by operating activities amounted to approximately $96,900 for the three-month period ended March 31, 2004, compared with approximately $38,900 for the same period in 2003, reflecting the increased level of general and administrative expenses. The Company financed its activities principally through the issuance of common stock, which amounted to approximately $199,100 for the three-month period ended March 31, 2004 compared to approximately $11,000 for the same period in 2003.

     Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company locates and delineates reserves and initiates mining operations. If that occurs, the Company may capitalize certain of those expenses.

     The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and or exploration of its mineral properties.

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

     Subsequent to the date when the disclosure controls and procedures were evaluated, there have not been any significant changes in the company's disclosure controls or procedures or in other factors that could significantly affect such controls or procedures. No significant deficiencies or material weaknesses in the controls or procedures were detected, so no corrective actions needed to be taken.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(c) During the three months ended March 31, 2004, we sold 372,200 restricted common shares to 26 Canadian residents for a total of $74,440, and issued warrants to purchase 372,200 restricted common shares, exercisable at $0.25 per share. In addition, prior shareholders exercised other warrants, at exercise prices ranging from $0.20 - $0.25, for proceeds of $124,464, which resulted in the issuance of 696,275 restricted common shares, (658,775 shares to 26 Canadian residents and 37,500 shares to a resident of the United States). These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

     We also issued, for services, 102,493 restricted common shares for a total value of $22,048 and granted 50,000 warrants (exercisable for two years at $0.20 per share) valued at $12,234, based on the Black Scholes model. These securities were issued to two Canadian residents, in reliance on the exemption from registration available under Regulation S, and one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.

     In connection with the conversion of $82,687 in notes payable and $225,595 in accrued officers' salary payable, we issued 1,233,127 restricted common shares and 1,223,127 warrants, with an exercise price of $0.30 and expiring on March 1, 2006, to two officers, two directors, and a former director and his insurance agency. These persons and the insurance agency are accredited investors.

     No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

     The Company is in default of its semi-annual interest payment of $24,000 for 2002 and 2003 (a total of $96,000) on a note payable of $300,000, but is currently negotiating forbearance on collection of the interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. Page No.

          31   Certifications Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002...........................16-17

          32   Certifications pursuant to Section 1350 of
               Chapter 63 of Title 18 of the United States Code............18-19


     (b) Reports on Form 8-K. On March 29, 2004, the Company filed a Form 8-K reporting that its wholly owned Mexican subsidiary, Sierra Madre Resources S.A. de C.V. ("SMR"), acquired a 100 % interest in a gold-silver mineral concession, referred to as the Arco Project, and the cancellation of the El Colomo Project Letter of Intent.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date: May 17, 2004                     By:  /s/  Anthony F. Ciali
                                           -------------------------------------
                                           ANTHONY F. CIALI,
                                           Chief Executive Officer and President