Form 10QSB
period 2004-06-30
CAN CAL RESOURCES LTD
filed 2004-08-13
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X     Quarterly Report pursuant to Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934
        For the fiscal quarter ended June 30, 2004

        Transition Report under Section 13 or 15(d) of the Securities
-----   Exchange Act of 1934.
        For the transition period from _____ to _____.

        Commission File No. 0-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

             Nevada                                    88-0336988
------------------------------------     ---------------------------------------
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
                                                         Yes    X      No
                                                             ------       ------


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                       Outstanding on August 13, 2004
------------------------------------     ---------------------------------------
    Common Stock, Par Value $.001.                    17,039,266

Transitional Small Business Disclosure Format (Check one): Yes        No    X
                                                               -----     ------

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheet (unaudited)                                  4

          Condensed Statements of Operations (unaudited)                       5

          Condensed Statement of Stockholders' Deficit (unaudited)             6

          Condensed Statements of Cash Flows (unaudited)                       7

          Notes to Condensed Financial Statements (unaudited)               8-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-12

ITEM 3.   Controls and Procedures                                             13

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities                                               13

ITEM 3.   Defaults Upon Senior Securities                                     13

ITEM 6.   Exhibits and Reports on Form 8-K                                    13

          Signatures                                                          14

          Certifications                                                   15-18

PART I

ITEM 1 FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS

                                                                         June 30, 2004
                                                                         -------------
Current assets
     Cash                                                                $      89,400
     Accounts receivable                                                         4,400
                                                                         -------------
        Total current assets                                                    93,800

Fixed assets, net                                                               21,300

Other assets, net                                                                2,400
                                                                         -------------

Total assets                                                             $     117,500
                                                                         =============

                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                            $     341,700
     Due to stockholder                                                         14,100
     Notes payable-related parties - current portion                           105,000
                                                                         -------------
        Total current liabilities                                              460,800

Long-term liabilities
     Notes payable-related parties - long-term portion                         300,000
                                                                         -------------

Total liabilities                                                              760,800

Commitments and contingencies                                                       --

Stockholders' deficit
     Preferred stock; $0.001 par value; 10,000,000 shares
        authorized, no shares issued an outstanding                                 --
     Common stock; $0.001 par value; 100,000,000 shares
        authorized, 15,707,058 shares issued and outstanding                    16,800
     Additional paid-in capital                                              5,380,200
     Accumulated deficit                                                    (6,040,300)
                                                                         -------------
        Total stockholders' deficit                                           (643,300)
                                                                         -------------

Total liabilities and stockholders' deficit                              $     117,500
                                                                         =============

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three months ended June 30,          Six months ended June 30,
                                                    --------------------------------    ------------------------------
                                                         2004              2003             2004              2003
                                                    --------------    --------------    ------------    -------------

Material sales                                      $       9,400     $       4,600     $    15,100     $     10,800

Cost of sales                                               5,100             4,200           8,200            5,800
                                                    --------------    --------------    ------------    -------------

     Gross profit                                           4,300               400           6,900            5,000

General and administrative expenses                       160,500           136,000         347,800          258,500
                                                    --------------    --------------    ------------    -------------

Loss from operations                                    (156,200)          (135,600)       (340,900)        (253,500)

Other income (expense)
     Rental revenue                                        11,600             5,700          21,300           11,300
     Interest expense                                     (22,000)          (28,100)       (328,400)         (60,500)
                                                    --------------    --------------    ------------    -------------

Loss before provision for income taxes                   (166,600)         (158,000)       (648,000)        (302,700)

Provision for income taxes                                     --                --              --               --
                                                    --------------    --------------    ------------    -------------


Net loss                                            $    (166,600)    $    (158,000)    $   648,000)    $   (302,700)
                                                    ==============    ==============    ============    =============

Basic and diluted loss per common share             $      (0.01)     $       (0.01)    $     (0.04)    $       (0.03)
                                                    ==============    ==============    ============    =============

Basic and diluted weighted average
     common shares outstanding                         16,095,500        11,943,000      15,135,600       11,818,300
                                                    ==============    ==============    ============    =============
















                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)



                                                                          Unamortized
                                        Common Stock                       Loan Fees      Receivable
                                     ---------------------                 Related to     Related to
                                      Number                 Additional    Convertible    Issuance of                    Total
                                        of                     Paid-in     Note Payable     Common        Accumulated  Stockholders'
                                       Shares      Amount      Capital    Related Party     Stock           Deficit        Deficit
                                     ----------   --------   -----------  -------------   -------------   -----------  -------------

Balance December 31, 2003            13,252,962   $ 13,300   $ 4,366,300   $  (7,000)     $     --        $(5,392,300)  $(1,019,700)

Common shares issued for cash           715,700        700       142,400         --             --             --           143,100

Exercise of warrants for cash           696,275        700       124,000         --             --             --           124,700

Common shares issued for services       162,218        200        34,300         --             --             --            34,500

Common shares issued for receivable      50,001       --          10,000         --          (10,000)          --             --

Current period amortization of               --       --            --         7,000            --             --             7,000
loan fees

Common shares issued in
  satisfaction of accounts
   payable and accrued
  liabilities                           902,380        900       224,700         --             --             --           225,600

Common shares issued in
  satisfaction of notes
  payable-related party                 330,747        300        82,400         --             --             --            82,700

Common shares issued in
  satisfaction of convertible
  debenture (including accrued
  interest of $14,700)                  702,760        700        99,000         --             --             --            99,700

Common shares received
  and cancelled related to
  receivable                            (50,001)       --        (10,000)        --           10,000           --             --

Interest expense for warrants              --          --        277,300         --             --             --           277,300
  granted

Warrants granted for services              --          --         12,200         --             --             --            12,200

Deemed interest expense related
  to conversion feature of
  note payable-related party               --          --         17,600         --             --             --            17,600

Net loss                                   --          --           --           --             --         (648,000)       (648,000)
                                     ----------   --------   ----------    ---------      ----------    -----------    ------------

Balance June 30, 2004                16,763,042   $ 16,800   $ 5,380,200   $     --       $     --      $(6,040,300)   $   (643,300)
                                     ==========   ========   ===========   =========      ==========    ===========    ============














                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                            Six months ended June 30,
                                                                            --------------------------
                                                                               2004           2003
                                                                            -----------    -----------
Cash flows from operating activities:
      Net loss                                                              $ (648,000)    $ (302,700)
      Adjustments to reconcile net loss to net
       cash used by operating activities:
         Stock based compensation                                               46,700         64,800
         Depreciation and amortization                                          15,600         19,900
         Stock issued for interest                                                --              200
         Interest expense for warrants granted                                 277,300           --
         Deemed interest expense                                                17,600         19,200
      Changes in operating assets and liabilities:
         Change in accounts receivable                                          (1,700)        (2,600)
         Change in prepaid expenses                                               --           10,000
         Change in accounts payable and accrued expenses                       150,900        126,400
                                                                            ----------     ----------
            Net cash used by operating activities                             (141,600)       (64,800)

Cash flows from investing activities:
      Purchase of fixed assets                                                  (6,000)        (1,100)
                                                                            ----------     ----------
            Net cash used by investing activities                               (6,000)        (1,100)

Cash flows from financing activities:
      Change in due to stockholder                                              (2,200)        (1,000)
      Proceeds from issuance of common stock                                   267,800         68,700
      Proceeds from borrowing on notes payable-related parties                   6,000         28,500
      Principal payments on notes payable-related parties                      (52,000)       (11,600)
                                                                            ----------     ----------
            Net cash provided by financing activities                          219,600         84,600
                                                                            ----------     ----------

Net increase in cash                                                            72,000         18,700

Cash, beginning of period                                                       17,400         13,300
                                                                            ----------     ----------

Cash, end of period                                                         $   89,400     $   32,000
                                                                            ==========     ==========

Supplemental disclosure of cash flow information:
      Cash paid for income taxes                                            $     --       $     --
                                                                            ==========     ==========
      Cash paid for interest                                                $     --       $     --
                                                                            ==========     ==========

Schedule of non-cash financing activities:
      Issuance of common stock for conversion of convertible note
         payable-related party, excluding interest of $200                  $     --       $    5,000
                                                                            ==========     ==========

      Issuance of common stock for satisfaction of accounts payable
         and accrued liabilities                                            $  225,600     $     --
                                                                            ==========     ==========

      Issuance of common stock for principal payment on
         notes payable-related parties                                      $   82,700     $     --
                                                                            ==========     ==========

      Issuance of common stock for receivable                               $   10,000     $     --
                                                                            ==========     ==========

      Issuance of common stock for conversion of convertible note
         payable-related party, including accrued interest of $14,700       $   99,700     $     --
                                                                            ==========     ==========


                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of Can-Cal Resources Ltd ("the Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of June 30, 2004:

         Accrued interest                                              $ 139,700
         Accrued officers salary payables                                102,000
         Accounts payable                                                 51,700
         Accrued officer bonus                                            18,000
         Other accrued liabilities                                        11,500
         Unearned revenues                                                18,800
                                                                       ---------

                                                                       $ 341,700
                                                                       =========

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

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4. NOTES PAYABLE-RELATED PARTIES
   -----------------------------

     Notes payable consisted of the following as of June 30, 2004:

         Note payable to a stockholder,
         secured by real property, bearing
         interest at 16.0% per annum, interest
         only payments payable in semi-annual
         payments, maturing November 2005
         (Note: The Company is in default of
         interest payments totaling $120,000
         but is currently negotiating forbearance
         on collection of the interest)                                $ 300,000

         Note payable to a stockholder,
         unsecured, bearing interest at 7.5%
         per annum, maturing June 2005                                    34,200

         Note payable to a stockholder,
         secured by real property,
         bearing interest at 8.0% per
         annum, maturing August 2004                                      29,000

         Note payable to a stockholder,
         secured by real property, bearing
         interest at 8% per annum, maturing July 2004                     26,800

         Note payable to an stockholder,
         secured by real property,
         bearing interest at 8.0%
         per annum, maturing May 2005                                      7,700

         Note payable to a stockholder,
         unsecured, bearing no interest
         and due on demand                                                 5,000

         Note payable to a stockholder,
         unsecured, bearing interest at
         7.5% per annum, maturing February 2005                            2,300
                                                                       ---------

                                                                         405,000
         Less: amounts due within one year                               105,000
                                                                       ---------

         Long-term portion of notes payable                            $ 300,000
                                                                       =========

     During March 2004, the Company issued 330,747 shares of Common stock to various stockholders in satisfaction of $82,700 in principal on notes payable-related parties. Additionally, the Company granted warrants to purchase 330,747 shares of common stock at $0.30 per shares. The warrants expire in March 2006 and totaled $74,400 using the Black Scholes model. The Company recorded the warrants as interest expense.

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY
     --------------------------------------

     During April, May, and June 2004, the convertible note payable-related party totaling $85,000 as of December 31, 2003 which consisted of an unsecured loan agreement with a stockholder was converted into 702,760 shares of the Companies common stock, including accrued interest of $14,700. The Company recorded amortization expense totaling $3,100 and $3,400 for the six months ended June 30, 2004 and 2003, respectively, related to loan fees, which were capitalized and amortized over the life of the loan.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded deemed interest totaling $17,600 for the six months ended June 30, 2004.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $3,900 and $4,200 was expensed during the six months ended June 30, 2004 and 2003, respectively.

     Additionally, the Company issued 30,000 shares of common stock to a third party (counsel to the lender) for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $3,100 and $3,400 was expensed during the six months ended June 30, 2004 and 2003, respectively.

6.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $648,000 for the six months ended June 30, 2004. The Company's current liabilities exceed its current assets by approximately $367,000 as of June 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.   SUBSEQUENT EVENTS
     -----------------

     During July 2004, the Company issued 250,000 shares of common stock for cash totaling $45,100.

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

     The Company presently has gold exploration projects located in Mexico and in California and Arizona. The US projects are inactive. Since June 2003, Management has investigated several interesting mining properties in Mexico, which met the objectives of the Company's growth strategy. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V. ("SMR"), which is the Company's principal vehicle for future acquisitions in Mexico.

     In February 2004, SMR acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project (the "Project"). The Project includes a land package of 463 hectares (approximately 1,140 acres), which is owned by a private Mexican individual. In June 2004, SMR applied for a new concession, Arco 2, which surrounds and is contiguous with the Arco concession and also extends, in part, 7 kilometers to the north. The Arco 2 concession includes a land package of 3,217 hectares (approximately 7,920 acres), bringing the total land package for the Project area to 3,680 hectares (approximately 9,060 acres). The Project is located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen. SMR is also actively pursuing additional property acquisitions, either by staking or options on third party concessions. Discussions are presently taking place with several concession owners, and SMR has identified a large number of areas of geological interest by way of satellite imaging, which will be examined in the coming months. Any areas of merit will be staked.

     During 2004, the Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2003 and 2002. No further testing is planned at this time with respect to developing a leaching process to extract precious metals contained in the cinder materials.

     The Company presently has two full-time employees and two part-time geological consultants and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of June 30, 2004, the Company had a working capital deficit of $367,000 and approximately $89,400 cash was available to sustain operations, which would cover the Company's planned activities through September 2004, at a minimum. The working capital deficit as of December 31, 2003 was $661,000 and approximately $17,400 cash was available. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement (the "Agreement") with IBK Capital Corp. ("IBK"), a private investment bank based in Toronto, Canada, whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 for the Company's Mexican exploration programs and for working capital purposes, on terms to be negotiated. The Agreement was originally effective through July 28, 2004 and has been extended for an additional six-month period, ending on January 27, 2005. The Agreement may be terminated or extended by either party upon 15 days advance notice in writing. As of June 30, 2004, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

     The Company had sales of $15,100 and gross profit of $6,900 from the sale of cinder materials during the six-month period ended June 30, 2004, compared with sales of $10,800 and gross profit of $5,000 for the six-month period ended June 30, 2003. The Company sustained a net loss of $648,000 for the six-month period ended June 30, 2004, compared to a net loss of $302,700 for the six-month period ended June 30, 2003. The increased net loss in 2004 was principally due to a $267,900 increase in interest expense and a $89,300 increase in general and administrative expenses. The higher interest expense was entirely due to a $277,300 non-cash charge, using the Black Scholes model, to record the value of 1,233,127 warrants granted to various shareholders in March 2004 in connection with the conversion of $82,687 of related party notes payable and $225,595 of accrued salary into 1,233,127 restricted common shares of the Company at $0.25 per share and an equal amount of warrants exercisable at $0.30 over a two-year term from March 1, 2004. These conversions eliminated $308,282 in liabilities from the Company's balance sheet.

     The $89,300 increase in general and administrative expenses during the six-month period ended June 30, 2004 compared to the same period in 2003 was principally due to:

     o Professional fees increased by $48,100, principally due to payments to IBK amounting to $21,405, representing a non-refundable fee and an expense advance in connection with the IBK Agreement, and higher legal fees related to Mexico and to more SEC-related filings.

     o Consulting increased by $44,100 due to Mr. Ciali's employment agreement and expanded consulting geological and investor relation services. By comparison to the same period in 2003, Mr. Ciali was not appointed President of the Company until March 2003.

     o Travel and Entertainment expenses increased by $3,400 due to international travel expenses, and Mr. Ciali's travel-related expenses, in general.

     o Office rent decreased by $6,300 based on the relocation of the Company's Las Vegas office in October 2003 and the consolidation of rented space.

     Net cash used by operating activities amounted to $141,600 for the six-month period ended June 30, 2004, compared with $64,800 for the same period in 2003, principally reflecting the increased level of general and administrative expenses in 2004. The Company financed its activities principally through the issuance of common stock, which amounted to $267,800 for the six-month period ended June 30, 2004 compared to $68,700 for the same period in 2003.

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

                           PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES.

(c) During the three months ended June 30, 2004, we sold 338,500 restricted common shares to 18 Canadian residents for a total of $67,700, and issued warrants to purchase 338,500 restricted common shares, exercisable at $0.25 per share for a two year period. We also sold 5,000 shares to a director of the Company for proceeds of $1,000 and issued warrants to purchase 5,000 restricted common shares, exercisable at $0.25 per share for a two year period. The securities were issued in private transactions in reliance on the exemption from registration with the SEC provided by Regulation S.

     We also issued, for consulting geological services, 59,725 restricted common shares for a total value of $12,400 to two US residents. These securities were issued in reliance on the exemption provided by Section 4(2) of the 1933 Act.

     We also issued 702,760 common shares to a lender for the exercise of options to convert $85,000 in principal and $14,657 in accrued interest on a convertible note payable, which was fully repaid in June 2004.

     No commissions were paid in connection with these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company is in default on its semi-annual interest payment of $25,000 for 2002, 2003 and for the May 15, 2004 semi-annual payment (a total of $120,000) on a note payable of $300,000 but is currently negotiating forbearance on collection of the interest.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits.                                                     Page No.
                                                                        --------

              31    Certifications Pursuant to Section 302
                    of the Sarbanes-Oxley Act of 2002....................  15-16

              32    Certifications pursuant to Section 1350 of
                    Chapter 63 of Title 18 of the United States Code.....  17-18


     (b) Reports on Form 8-K. There we no reports filed on Form 8-K during the three month period ended June 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAN-CAL RESOURCES LTD.
                                            (REGISTRANT)



Date:  August 13, 2004                      By:   /s/  Anthony F. Ciali
                                                 -------------------------------
                                                 ANTHONY F. CIALI,
                                                 Chief Executive Officer
                                                 and President