Form 10QSB
period 2004-09-30
CAN CAL RESOURCES LTD
filed 2004-11-15
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  X    Quarterly Report pursuant to Section 13 or 15(d) of the
-----  Securities Exchange Act of 1934
       For the fiscal quarter ended September 30, 2004

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

                    2500 Vista Mar Drive, Las Vegas, NV 89128
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

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
                                                         Yes    X      No
                                                              -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

              Class                           Outstanding on November 12, 2004
-----------------------------------         ------------------------------------
   Common Stock, Par Value $.001.                      17,470,299

Transitional Small Business Disclosure Format (Check one):  Yes        No    X
                                                                -----      -----

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Balance Sheet (unaudited)                                  4

          Condensed Statements of Operations (unaudited)                       5

          Condensed Statement of Stockholders' Deficit (unaudited)             6

          Condensed Statements of Cash Flows (unaudited)                       7

          Notes to Condensed Financial Statements (unaudited)               8-10

ITEM 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                    11-13

ITEM 3.   Controls and Procedures                                             14

PART II.  OTHER INFORMATION

ITEM 2.   Changes in Securities                                               14

ITEM 3.   Defaults Upon Senior Securities                                     14

ITEM 6.   Exhibits and Reports on Form 8-K                                    15

          Signatures                                                          16

          Certifications                                                   17-20

PART I

ITEM 1 FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)


                                                   ASSETS

                                                                             September 30,
                                                                                 2004
                                                                             ------------
Current assets
     Cash                                                                    $    62,100
     Accounts receivable                                                           2,000
                                                                             -----------
        Total current assets
                                                                                  64,100

Fixed assets, net                                                                 20,100

Other assets, net                                                                  7,200
                                                                             -----------

Total assets                                                                 $    91,400
                                                                             ===========

                                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                                $   416,400
     Due to stockholder                                                           13,900
     Notes payable-related parties - current portion                             106,500
                                                                             -----------
        Total current liabilities
                                                                                 536,800

Long-term liabilities
     Notes payable-related parties - long-term portion                           300,000
                                                                             -----------

Total liabilities
                                                                                 836,800

Commitments and contingencies
                                                                             -----------

Stockholders' deficit
     Preferred stock; $0.001 par value; 10,000,000 shares
        authorized, no shares issued an outstanding
                                                                             -----------
     Common stock; $0.001 par value; 100,000,000 shares
        authorized, 17,159,718 shares issued and outstanding                      17,200
     Additional paid-in capital                                                5,447,000
     Accumulated deficit
                                                                              (6,209,600)
                                                                             -----------
        Total stockholders' deficit
                                                                                (745,400)
                                                                             -----------


Total liabilities and stockholders' deficit                                  $    91,400
                                                                             ===========





                 See Accompanying Notes to Financial Statements.

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                 Three months ended                   Nine months ended
                                                    September 30,                        September 30
                                            ------------------------------      ------------------------------
                                                2004              2003             2004               2003
                                            ------------      ------------      ------------      ------------

Material sales                              $      6,600      $      3,700      $     21,700      $     14,500

Cost of sales                                      4,000             2,200            12,300             6,300
                                            ------------      ------------      ------------      ------------

     Gross profit                                  2,600             1,500             9,400             8,200

General and administrative expenses              160,000           147,000           507,700           405,500
                                            ------------      ------------      ------------      ------------

Loss from operations                            (157,400)         (145,500)         (498,300)         (397,300)

Other income (expense)
     Rental revenue                                5,600             9,600            26,900            20,900
     Interest expense                            (17,500)          (37,200)         (345,900)          (97,700)
                                            ------------      ------------      ------------      ------------

Loss before provision for income taxes          (169,300)         (173,100)         (817,300)         (474,100)

Provision for income taxes                          --                --                --                --
                                            ------------      ------------      ------------      ------------

Net loss                                    $   (169,300)     $   (173,100)     $   (817,300)     $   (474,100)
                                            ============      ============      ============      ============

Basic and diluted loss per common share     $      (0.01)     $      (0.01)     $      (0.05)     $      (0.04)
                                            ============      ============      ============      ============

Basic and diluted weighted average
     common shares outstanding                17,056,989        12,302,265        15,780,746        11,981,409
                                            ============      ============      ============      ============












                 See Accompanying Notes to Financial Statements.

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                   (UNAUDITED)


                                                                                   Unamortized
                                                                                    Loan Fees
                                                                                    Related to
                                                Common Stock                        Convertible
                                             --------------------    Additional     Note Payable
                                             Number of                 Paid-in       Related-
                                               Shares      Amount      Capital         Party
                                             ----------   --------   -----------    ------------

Balance December 31, 2003                    13,252,962   $ 13,300   $ 4,366,300    $    (7,000)

Common shares issued for cash                 1,000,700      1,000       194,200           --

Exercise of warrants for cash                   701,275        700       124,900           --

Common shares issued for services               268,894        300        48,300           --

Common shares issued for receivable              50,001        --         10,000           --

Current period amortization of                     --          --           --            7,000
loan fees

Common shares issued in satisfaction
  of accounts payable and accrued
  liabilities                                   902,380        900       224,800           --

Common shares issued in
satisfaction of                                 330,747        300        82,400           --
   notes payable-related parties

Common shares issued in satisfaction of
   convertible debenture (including
   accrued interest of $14,700)                 702,760        700        99,000           --


Common shares received and cancelled
   related to receivable                        (50,001)       --        (10,000)          --

Interest expense for warrants                      --          --        277,300           --
granted

Warrants granted for services                      --          --         12,200           --

Deemed interest expense related to
   conversion feature of note
   payable-related party                           --          --         17,600           --

Net loss                                           --          --           --             --
                                             ----------   --------   -----------    -----------
Balance September 30, 2004                   17,159,718   $ 17,200   $ 5,447,000    $      --
                                             ==========   ========   ===========    ===========


                                               Receivable
                                               Related to
                                               Issuance of                        Total
                                                 Common        Accumulated    Stockholders'
                                                  Stock         Deficit          Deficit
                                               -----------    ------------    -------------

Balance December 31, 2003                      $      --      $ (5,392,300)   $ (1,019,700)

Common shares issued for cash                         --               --          195,200

Exercise of warrants for cash                         --               --          125,600

Common shares issued for services                     --               --           48,600

Common shares issued for receivable                (10,000)            --              --

Current period amortization of                        --               --            7,000
loan fees

Common shares issued in satisfaction
  of accounts payable and accrued
  liabilities                                         --               --          225,700

Common shares issued in
satisfaction of                                       --               --           82,700
   notes payable-related parties

Common shares issued in satisfaction of
   convertible debenture (including
   accrued interest of $14,700)                       --               --           99,700


Common shares received and cancelled
   related to receivable                            10,000             --              --

Interest expense for warrants                         --               --          277,300
granted

Warrants granted for services                         --               --           12,200

Deemed interest expense related to
   conversion feature of note
   payable-related party                              --               --           17,600

Net loss                                              --          (817,300)        (817,300)
                                               -----------    ------------      -----------
Balance September 30, 2004                     $      --      $ (6,209,600)   $    (745,400)
                                               ===========    ============    =============









                 See Accompanying Notes to Financial Statements.

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Nine months ended September 30
                                                                         -------------------------------
                                                                            2004                 2003
                                                                         ----------           ----------
Cash flows from operating activities:
     Net loss                                                            $(817,300)           $(474,100)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Stock based compensation                                            60,800               85,600
        Depreciation and amortization                                       16,800               28,900
        Stock issued for interest                                             --                  8,300
        Interest expense for warrants granted                              277,300                 --
        Deemed interest expense                                             17,600               28,700
     Changes in operating assets and liabilities:
        Change in accounts receivable                                          700               (1,500)
        Change in prepaid expenses                                          (4,800)              10,800
        Change in other assets                                                --                 (2,100)
        Change in accounts payable and accrued expenses                    227,900              192,200
                                                                         ---------            ---------
           Net cash used by operating activities                          (221,000)            (123,200)

Cash flows from investing activities:
     Purchase of fixed assets                                               (6,000)                (500)
                                                                         ---------            ---------
           Net cash used by investing activities                            (6,000)                (500)

Cash flows from financing activities:
     Change in due to stockholder                                           (2,400)              (1,400)
     Proceeds from issuance of common stock
                                                                           320,800               91,700
     Proceeds from borrowing on notes payable-related parties                7,200               41,900
     Principal payments on notes payable-related parties                   (53,900)             (11,800)
                                                                         ---------            ---------
           Net cash provided by financing activities                       271,700              120,400
                                                                         ---------            ---------

Net increase in cash                                                        44,700               (3,300)

Cash, beginning of period                                                   17,400               13,300
                                                                         ---------            ---------

Cash, end of period                                                      $  62,100            $  10,000
                                                                         =========            =========

Supplemental disclosure of cash flow information:
     Cash paid for income taxes                                          $    --              $    --
                                                                         =========            =========
     Cash paid for interest                                              $    --              $    --
                                                                         =========            =========

Schedule of non-cash financing activities:
     Issuance of common stock for conversion of convertible note
        payable-related party, excluding interest of $8,300              $    --              $  10,000
                                                                         =========            =========

     Issuance of common stock for satisfaction of accounts payable
        and accrued liabilities                                          $ 225,700            $  11,100
                                                                         =========            =========

     Issuance of common stock for principal payment on
        notes payable-related parties                                    $  82,700            $    --
                                                                         =========            =========

     Issuance of common stock for receivable                             $  10,000            $    --
                                                                         =========            =========

     Issuance of common stock for conversion of convertible note
        payable-related party, including accrued interest of $14,700     $  99,700            $    --
                                                                         =========            =========

                 See Accompanying Notes to Financial Statements.

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

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     -----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of September 30, 2004:

         Accrued interest                                        $  151,500
         Accrued officers salary payables                           154,500
         Accounts payable                                            66,900
         Accrued officer bonus                                       18,000
         Other accrued liabilities                                   12,400
         Unearned revenues                                           13,100
                                                                 ----------

                                                                 $  416,400
                                                                 ==========

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

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable consisted of the following as of September 30, 2004:

         Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $120,000 but is currently negotiating forbearance
         on collection of the interest)                                         $ 300,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing June 2005                                     35,400

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing August 2005                  30,200

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing January 2005                 27,900

         Note payable to an stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing May 2005                      7,700

         Note payable to a stockholder, unsecured, bearing no interest
         and due on demand                                                          3,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2005                                  2,300
                                                                                ---------

                                                                                  406,500
         Less: amounts due within one year                                        106,500
                                                                                ---------

         Long-term portion of notes payable                                     $ 300,000
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

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY
     --------------------------------------

     During April, May, and June 2004, the convertible note payable-related party totaling $85,000 as of December 31, 2003 which consisted of an unsecured loan agreement with a stockholder was converted into 702,760 shares of the Companies common stock, including accrued interest of $14,700. The Company recorded amortization expense totaling $3,100 and $3,400 for the nine months ended September 30, 2004 and 2003, respectively, related to loan fees, which were capitalized and amortized over the life of the loan.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded deemed interest totaling $17,600 for the nine months ended September 30, 2004.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $3,900 and $4,200 was expensed during the nine months ended September 30, 2004 and 2003, respectively.

     Additionally, the Company issued 30,000 shares of common stock to a third party for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $3,100 and $3,400 was expensed during the nine months ended September 30, 2004 and 2003 and 2004, respectively.

6.   GOING CONCERN
     -------------
     The Company incurred a net loss of approximately $806,500 for the nine months ended September 30, 2004. The Company's current liabilities exceed its current assets by approximately $461,900 as of September 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

7.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Operating leases - The Company operates from leased facilities under noncancellable leases. The agreements call for an annual base rent of $11,900 and $17,900, respectively, for the term of one year. For the nine months ended September 30, 2004, total rent expense for the leased facilities approximated $18,000. Future minimum lease payments through September 30, 2005 totals $29,800.

8.   SUBSEQUENT EVENTS
     -----------------

     During October 2004, the Company issued 170,500 shares of common stock for cash totaling $34,100.

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

     In February 2004, the SMR acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project (the "Project"). The Project includes a land package of 463 hectares (approximately 1,140 acres), which is owned by a private Mexican individual. In June 2004, SMR applied for a new concession, Arco 2, which surrounds and is contiguous with the Arco concession and also extends, in part, 7 kilometers to the north. The Arco 2 concession includes a land package of 3,217 hectares (approximately 7,920 acres), bringing the total land package for the Project area to 3,680 hectares (approximately 9,060 acres). The Project is located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen. SMR is also actively pursuing additional property acquisitions, either by staking or options on third party concessions. Discussions are presently taking place with several concession owners, and SMR has identified a large number of areas of geological interest by way of satellite imaging, which will be examined in the coming months. Any areas of merit will be staked.

     During the third quarter of 2004, SMR completed two phases of rock chip sampling of the outcrop veins located on the Arco Project. Encouraging assay results were received from the first phase of sampling, and a new vein structure was discovered approximately 600 meters to the southeast of the three main outcrop veins, which are located in the northwest portion of the concession. Of particular interest was the western-most vein (the "West Vein") of the main outcrop veins, where successive gold assay values of 0.426 g/t, 0.329 g/t, 5.070 g/t, 1.265 g/t and 0.848 g/t were reported over a strike length of approximately 125 meters. The reported gold assays values for the new southeast vein, based on 3 rock chip samples, were 1.090 g/t, 1.945 g/t, and 1.460 g/t over a strike length of approximately 130 meters.

     The principal focus of the second phase of sampling was to test for the potential extension of the West Vein to the southeast and to further test the newly discovered southeast vein area. An additional 8 rock chip samples were taken along the southeast extension of the West Vein, over a strike length of approximately 130 meters. The successive gold assay values for these samples were again encouraging, as follows: 20.9 g/t, 0.32 g/t, 1.12g/t, 1.99 g/t, 0.31 g/t, 0.07 g/t 0.78 g/t and 0.10 g/t. The overall strike length of the West Vein now approximates 320 meters. Additional sampling of the southeast vein area resulted in the discovery of a second vein structure, which strikes north versus northwest, as does the originally discovered southeast vein. A total of 5 rock chip samples were taken along this newly discovered vein with reported, successive gold assay values of 3.39 g/t, 0.05 g/t, 0.32 g/t, 0.50 g/t, and 0.37 g/t. This new vein structure requires further investigation, as does the potential for the discovery of additional north-striking vein structures in the eastern portion of the Arco concession.

     The 3 main outcrop veins converge to the southeast and dip below surface in what appears to be a faulted area. Very narrow outcrop veining just to the southeast of the faulted area was sampled, with reported gold assay values of
6.45 g/t and 4.39 g/t. The relationship between the convergence of the main outcrop veins to the southeast and the southeast vein area, some 600 meters away, requires further investigation. At present, it appears that the two vein structures are along the same strike line.

     Lastly, a new potential stockwork target has been identified in the northern most portion of the Arco concession, which warrants further investigation.

     All samples were shipped to ALS Chemex of Vancouver, Canada for assaying.

     SMR's geological work to date indicates that the Arco Project is a low-sulfidation epithermal gold-vein occurrence in Upper Series rhyolite formation, which is projected to be relatively shallow, especially on the northern and western margins of the main outcrop vein swarm where apparent faults expose andesite flows supposed to be of the Lower Volcanic Sequence. Typically, it is the underlying andesite formations that are mineralized in Mexico. The fact that the veins occur in the rhyolite formation is unusual and indicates the potential for wider and stronger vein structures in the underlying Lower Series andesite formation. Although the main outcrop veins are narrow (from 2 to 100 centimeters for individual veins in zones of up to 20 meters), they have a strike length of over 2 kilometers and form vein swarms, suggesting that the veins may thicken at depth in the underlying andesite series rocks.

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

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

     As of September 30, 2004, the Company had a working capital deficit of approximately $472,700 and approximately $62,100 cash was available to sustain operations, which would cover the Company's planned activities through December 2004. The working capital deficit as of December 31, 2003 was $661,000 and approximately $17,400 cash was available. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement (the "Agreement") with IBK Capital Corp. ("IBK"), a private investment bank based in Toronto, Canada, whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 for the Company's Mexican exploration programs and for working capital purposes, on terms to be negotiated. The Agreement was originally effective through July 28, 2004 and has been extended for an additional six-month period, ending on January 27, 2005. The Agreement may be terminated or extended by either party upon 15 days advance notice in writing. As of September 30, 2004, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

     The Company had sales of $21,700 and gross profit of $9,400 from the sale of cinder materials during the nine-month period ended September 30, 2004, compared with sales of $14,500 and gross profit of $8,200 for the nine-month period ended September 30, 2003. The Company sustained a net loss of $817,300 for the nine-month period ended September 30, 2004, compared to a net loss of $474,100 for the nine-month period ended September 30, 2003. The increased net loss in 2004 was principally due to a $248,200 increase in interest expense and a $102,200 increase in general and administrative expenses. The higher interest expense was entirely due to a $277,300 non-cash charge, using the Black Scholes model, to record the value of 1,233,127 warrants granted to various shareholders in March 2003 in connection with the conversion of $82,687 of related party notes payable and $225,595 of accrued salary into 1,233,127 restricted common shares of the Company at $0.25 per share and an equal amount of warrants exercisable at $0.30 over a two-year term from March 1, 2004. These conversions eliminated $308,282 in liabilities from the Company's balance sheet.

     The $102,200 increase in general and administrative expenses during the nine-month period ended September 30, 2004 compared to the same period in 2003 was principally due to:

     o Consulting increased by $57,800 based on expanded consulting geological and investor relation services and Mr. Ciali's employment agreement.

     o Professional fees increased by $32,500 as a result of payments to IBK amounting to $21,405, representing a non-refundable fee and an expense advance in connection with the IBK Agreement, higher legal fees related to Mexico and to more SEC-related filings.

     o Travel and Entertainment expenses increased by $8,100 due to higher international travel expenses and increased activities in Mexico.

     o  Lease expense increased by $4,500 due to an additional vehicle.

     o Exploration-related expenditures increased by $4,400 based on increased activity in Mexico.

     o Property taxes increased by $4,400 because of unrecorded prior year tax invoices, which had not been received due to a change of the Company's corporate address. As a result, property taxes on the Pisgah property were delinquent as of September 30, 2004.

     o Depreciation and amortization decreased by $12,300 due to a $6,300 decrease in depreciation, related to fully depreciated assets, and a $6,000 decrease in amortization, related to the exercise of the convertible note payable-related party in June 2004.

     o Office rent decreased by $7,300 principally due to the relocation of the Company's Las Vegas office in October 2003 and the consolidation of rented space.

     Net cash used by operating activities amounted to $221,000 for the nine-month period ended September 30, 2004, compared with $123,200 for the same period in 2003, principally reflecting the increased level of general and administrative expenses in 2004. The Company financed its activities principally through the issuance of common stock, which amounted to $320,800 for the nine-month period ended September 30, 2004 compared to $91,700 for the same period in 2003.

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


                                     PART II
                                OTHER INFORMATION

ITEM 2.  UNREGISTRED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

(c) During the three months ended September 30, 2004, we sold 275,000 restricted common shares to 9 Canadian residents for a total of $50,100 and sold 10,000 restricted common shares to a resident of the United States for $2,000. We also issued warrants to purchase 285,000 restricted common shares, exercisable at $0.25 per share, and 245,000 warrants, exercisable at $0.50 per share, each for a two year period. In addition, a prior shareholder exercised other warrants, at an exercise price of $0.20 per share, for proceeds of $1,000, which resulted in the issuance of 5,000 restricted common shares. The securities were issued in private transactions in reliance on the exemption from registration with the SEC provided by Regulation S, with respect to the Canadian residents, and in reliance on the exemption provided by Section 4(2) of the 1933 Act, with respect to the United States resident. The proceeds from these sales were used for general working capital purposes.

     We also issued, for consulting geological services, 106,676 restricted common shares for a total value of $14,158 to two US residents. These securities were issued in reliance on the exemption provided by Section 4(2) of the 1933 Act.

     No commissions were paid in connection with these transactions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

     The Company is in default on its semi-annual interest payment of $24,000 for 2002, 2003 and for the May 15, 2004 semi-annual payment (a total of $120,000) on a note payable of $300,000 but is currently negotiating forbearance on collection of the interest.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits. Page No.

          31   Certifications Pursuant to Section 302
               of the Sarbanes-Oxley Act of 2002.........................  17-18

          32   Certifications pursuant to Section 1350 of
               Chapter 63 of Title 18 of the United States Code..........  19-20


     (b) Reports on Form 8-K. There we no reports filed on Form 8-K during the three month period ended September 30, 2004.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            CAN-CAL RESOURCES LTD.
                                            (REGISTRANT)



Date:  November 12, 2004                    By:    /s/  Anthony F. Ciali
                                                 -------------------------------
                                                 ANTHONY F. CIALI,
                                                 Chief Executive Officer
                                                 and President