Form 10KSB
period 2004-12-31
CAN CAL RESOURCES LTD
filed 2005-04-05
CIK 1083848

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                   FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2004.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number 000-26669

                             Can-Cal Resources Ltd.
--------------------------------------------------------------------------------
                 (Name of Small Business Issuer in its charter)

           Nevada                                      86-0865852
---------------------------------------     ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

 2500 Vista Mar Drive, Las Vegas, NV               89128
---------------------------------------     ------------------------------------
               (Address of principal executive offices) (Zip Code)

Issuer's telephone number, (  702  )          243      -      1849
                           ----------   --------------    ----------------------

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

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO

     Indicate by check mark if disclosure of delinquent filers, pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     Registrant's revenues in fiscal year 2004 were $33,000.

     Aggregate market value of the voting stock held by non-affiliates as of March 30, 2005: $3,455,615

     Number of common shares outstanding as of March 30, 2005: 18,330,818 Number of preferred shares outstanding as of March 30, 2005: -0-

     Documents incorporated by reference:  None.
     However, exhibits are incorporated. See Item 13.
     Transitional Small Business Disclosure Format:  YES          NO   X
                                                         -----       -----

     FORWARD LOOKING STATEMENTS

     Except for historical and current information, all the information in this prospectus is considered to be "forward looking" statements. Specifically, all statements (other than statements of historical and current information) regarding financial and business strategy and the performance objectives of management for future operations are forward-looking statements. These forward-looking statements are based on the beliefs of management, as well as assumptions made by and information currently available to them. These statements involve known risks such as lack of capital to put our properties into production, disappointing recoveries of precious metals from our properties once we put them into production, higher than expected production costs, declining market prices for precious metals, and delays or increased costs to obtain production or mining permits.

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

                                     PART I

RISK FACTORS

     LOSSES TO DATE AND GENERAL RISKS FACED BY THE COMPANY. We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2004, the company recorded a net loss of $1,030,400 and had an accumulated stockholders' deficit of $6,422,700 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

     Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

     o    The location of economic ore bodies

     o    Development of appropriate metallurgical processes

     o    Receipt of necessary governmental approvals, and

     o Construction of mining and processing facilities at any site chosen for mining.

     The commercial viability of a mineral deposit is dependent on a number of factors including:

     o    The price of gold,

     o    Exchange rates,

     o The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, and foreign government regulations restricting importing and exporting gold and environmental protection requirements.

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

     THE AUDIT REPORT ON THE FINANCIAL STATEMENTS AT DECEMBER 31, 2004 HAS A "GOING CONCERN" QUALIFICATION, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING AND ARE SUCCESSFUL WITH OUR STRATEGIC PLAN. The company has experienced losses since inception.

     The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. These efforts have been unsuccessful, so all the money spent has been written off (charged to expenses). In order to fund future activities until positive operating cash flow is achieved, the company must identify and acquire (or sign an agreement to earn interests in) mineral properties of sufficient geological merit to raise the capital necessary to explore the properties to determine if they contain economic amounts of precious metals. If economic deposits were identified, the company then would either seek to raise the capital itself to put those properties into production, or sell the properties to another company, or place the properties into a joint venture with another company funding pre-production capital and initial start up production costs.

     Attaining these objectives will require substantial capital, which the company will have to obtain principally by selling stock in the company. We have no definitive arrangements in place to raise the necessary capital to continue operations, but you should note that even if we raise the capital, the properties may not contain economic amounts of precious metals, or production may be disappointing. In January 2004, we engaged IBK Capital Corp. to assist the company in raising equity capital of up to $1 million and paid IBK Cdn$28,500 as a work fee and advance against out-of-pocket expenses. As of the filing date of this Annual Report, no capital has been raised with IBK and no terms of a proposed financing have been finalized. The Engagement Letter with IBK is still in effect.

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

     A RETURN TO LOW GOLD PRICES COULD ADVERSELY IMPACT THE COMPANY. Gold prices reached a 15-year high of $432 per ounce on April 1, 2004 and declined thereafter to $375 on May 10, 2004, the low for the year. The price of gold then steadily rose for the remainder of 2004, hitting a high of $454 on December 2, 2004, before closing 2004 at $438. As of March 29, 2005, the gold price stood at $426. If gold prices were to drop below $325 per ounce for any sustained period of time, the company could be unable to raise the capital needed to put properties into production.

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

(b)  Business of Issuer

(b)(1)

     The company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have interests in two mineral properties in Durango State, Mexico, and four mineral properties in the southwestern United States (California and Arizona).

     Prior to 2003, we performed more than 1,000 "in-house" assays on mineral samples from our properties in the United States. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work was conducted with our equipment by persons with whom we contracted, who are experienced in performing assays, but were not independent of us. We also sent samples of materials from which we obtained the most promising results to outside independent assayers to confirm in-house results

     All the Mexican and United States properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production. In 2004 and 2003, we sold $33,000 and $20,000, respectively, of volcanic cinder materials from the Pisgah, California property to industrial users.

     The company's current focus is in Latin America, particularly Mexico. In 2003, the company hired a new chief executive officer (Anthony F. Ciali) and retained a consulting geologist (Luis A. Vega), both of whom have extensive experience with large mining companies in locating, acquiring and putting precious metals properties into production in North and South America. In 2004, the company retained a consulting geologist (Terry Brown) for Mexico, with over 20 years of international gold mining, exploration and development experience, including having spent the past 12 years in Mexico. See "Management."

     In 2003, the company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be our principal operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to Mexico's Director General of Mines for a gold-silver concession, also in Durango State, Mexico. Both are exploration stage properties. See "Arco Project." and "Arco 2 Project". In November 2004, SMR applied to Mexico's Director General of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future. Other subsidiaries may be incorporated in other countries as needed.

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

     Executive offices are located at 2500 Vista Mar Drive, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869) and the company also maintains an office at 993 Lenox Drive, Suite 200, Lawrenceville, NJ 08648 (tel. 609.844.7565; fax. 609.219.7493).

     PROPERTIES

     GENERAL.

     We own or have interests in six properties: The Arco and Arco 2 Projects in Durango State, Mexico, and four properties in the United States. In Mexico, SMR was granted a 100% interest in the concession rights to the Arco Project, pursuant to an Exploration and Exploitation Agreement entered into with a third party concessionaire, and SMR made a concession application with Mexico's Director General of Mines for the Arco 2 Project. Of the United States properties, one is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and two properties are groups of unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the "BLM"): the Owl Canyon property (23 miles northeast of Baker, California); and the Wikieup property (in Mohave County, Arizona).

     In the United States, unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 160 acres and each lode claim covers 20 acres. The company is obligated to pay a maintenance fee of $100 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly. In Mexico, a company is obligated to undertake a minimum amount of exploration work on any concession in which it has an interest and which has been titled by Mexico's Director of Mines. The annual Proof of Works for each titled concession must be filed with the Mexican Public Registry of Mines during the month of May of the succeeding calendar year. For 2004, SMR will have to file a Proof of Works for the Arco Project only, as the title for the Arco 2 concession was not received by SMR until January 2005. The minimum 2004

Proof of Works expenditure requirements for the Arco concession is approximately $2,600, which is substantially less than SMR's actual 2004 exploration expenditures on the Arco concession.

     If the statutes and regulations for the location and maintenance of a mining claim in the United States are complied with, the locator obtains a valid possessory right to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records. If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

     ARCO PROJECT.

     On February 17, 2004, SMR acquired a 100 % interest in an exploration stage gold-silver mineral concession, referred to as the Arco Project (the "Project"). The Project includes a land package of 463 hectares (approximately 1,140 acres), which is owned by a private Mexican individual (the "Concessionaire"). The Project is located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen.

     SMR acquired its 100% interest in the Project subject to a ninety days due diligence period, for which SMR paid the Concessionaire $1,000. When SMR elected to proceed with the Project, it was required to pay an additional $1,000 to the Concessionaire and make future minimum semi-annual advance royalty payments ("Advance Royalty"), ranging from $2,000 initially to a maximum of $4,000 after
4.5 years. In total, SMR paid the Concessionaire $4,000 in 2004. If production commences on the Project, the Concessionaire will receive a quarterly net smelter returns production royalty ("Production Royalty"), ranging from 1% at gold prices less than $300 to a maximum of 6% at gold prices of $450 or higher. SMR will be permitted to deduct all Advance Royalty payments against any future Production Royalty payments, on an unlimited carry-forward basis. In addition, SMR will be permitted to recoup all of its development capital expenditures from the Project's net operating cash flow, before being required to make any Production Royalty payments. During the recoupment period, the periodic Advance Royalty payments will be doubled. When the sum of all payments to the Concessionaire amounts to $3.5 million, SMR will obtain title to the Arco concession and be relieved of making any further payments to the Concessionaire.

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

     During May - July 2004, SMR mapped the Arco concession and conducted two rock chip sampling programs of the Project's veins, which produced encouraging gold assay results and identified new vein structures. The main outcropping veins ("Main Vein Area"), located in the northwest portion of the Arco concession, were the principal geological target that led SMR to pursue acquiring the concession. The majority of SMR's sampling work to date has been focused on the Main Vein Area. In addition, the mapping of the concession resulted in the discovery of additional vein structures in the southeast portion of the concession ("SE Vein Area"). These new vein structures were also sampled with encouraging gold assay results.

     In June 2004, a triangular shaped portion of the Main Vein Area, measuring more than 600 meters on a side, was sampled. The three principal outcropping veins tend to converge to the south, suggesting that they may intersect at depth in the underlying andesite series rocks. A total of 44 rock chip samples were taken perpendicularly across the veins. Sample spacing was approximately 25 meter along strike, with 34 of the 44 samples returning assays ranging in gold values from 0.10 g/t to 5.07 g/t and 21 of the samples assaying over 0.20 g/t gold. The silver to gold ratio averaged 24 to 1. Of particular interest is the western-most vein ("West Vein"), where successive gold assay values of 0.426 g/t, 0.329 g/t, 5.070 g/t, 1.265 g/t and 0.848 g/t were reported over a strike length of approximately 125 meters.

     In July 2004, an additional 8 rock chip samples were taken over a strike length of approximately 130 meters along the southeast extension of the West Vein. Successive gold assay values for these samples were as follows: 20.9 g/t,
0.32 g/t, 1.12g/t, 1.99 g/t, 0.31 g/t, 0.07 g/t 0.78 g/t and 0.10 g/t. The
overall strike length of the West Vein now approximates 320 meters.

     In June 2004, the new SE Vein Area, which is approximately 600 meters from the Main Vein Area, was initially sampled. A total of 3 rock chip samples were taken in this area, with reported gold assay values of 1.090 g/t, 1.945 g/t, and
1.460 g/t over a strike length of approximately 130 meters. In July 2004, additional sampling of the SE Vein Area resulted in the discovery of a second vein structure, which strikes north as opposed to northwest, as does the originally discovered southeast vein. A total of 5 rock chip samples were taken along this newly discovered vein with reported, successive gold assay values of
3.39 g/t, 0.05 g/t, 0.32 g/t, 0.50 g/t, and 0.37 g/t. This new vein structure requires further investigation, as does the potential for the discovery of additional north-striking vein structures in the eastern portion of the Arco concession.

     A new potential stockwork target has also been identified in the northern most portion of the Arco concession, which will be further explored in the coming months.

     The Arco Project has been advanced to the drill-ready stage. SMR estimates that a Phase I drilling program would comprise a total of eight diamond drill holes: a.) Five holes planned for the West Vein, especially near and around the +5.0 g/t and +20.0 g/t gold assays and b.) Three holes planned in the SE Vein Area, two holes along the NW striking vein structure and one hole in the NS striking vein structure, near the + 3 g/t gold assay. Each hole would be 150 meters long, for a total of 1,200 meters. SMR estimates that the cost of the Phase I drilling program, including geological support, would amount to approximately $200,000. The timing of SMR's initiation of this drilling program is subject to available financing.

     All samples were shipped to ALS Chemex of Vancouver, Canada for assaying.

     ARCO 2 PROJECT.

     On July 20, 2004, SMR made an application with Mexico's Director General of Mines for a gold-silver concession located in Durango, State, Mexico, referred to as the Arco 2 Project. SMR was granted title to the Arco 2 concession on January 18, 2005. The title fixed the concession at approximately 2,918 hectares (approximately 7,178 acres).

     The Arco 2 concession surrounds, and is contiguous with, the Arco concession and also extends 7 kilometers to the north. SMR has conducted limited reconnaissance exploration on the Arco 2 concession in 2004, as its activities were focused on the Arco concession. The Arco 2 concession was acquired principally to ensure that SMR would have access to any mineralized extensions from the Arco concession and due to the overall prospective exploration nature of the region, where other mining companies are active.

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

     The exploration term of the Arco and Arco 2 concessions expire in 2009 and 2011, respectively.

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

     From 2000 through 2002, the company ran numerous tests on the volcanic cinders property to determine if the material contains precious metals. Although the program indicated precious metals may exist in material taken from the Pisgah property, overall the program results were inconclusive. There are no current plans to pursue the detailed analyses programs previously carried out at Pisgah. We may, from time to time, conduct limited tests on the volcanic cinders, if warranted, by utilizing different, more conventional process methodologies. The company has been evaluating the potential sale of the cinders as industrial minerals in the future, and there was a limited amount of such sales in 2004 ($33,000) and 2003 ($20,000).

     PISGAH PROPERTY MINING LEASE. To generate working capital, as of May 1, 1998 we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," a subsidiary of Rinker Materials, Fort Calhoun, Nebraska). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

     Twin Mountain is current in payments, which are pledged to service company debt. Twin Mountain has not yet removed any material from the property and has not indicated when it would do so. Twin Mountain does not have the right to remove or extract any precious metals from the property; it does have the right to remove cinder material, which could contain precious metals (and Twin Mountain would have title to the removed cinder material), but it cannot process the materials for precious metals either on or off site.

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

     At December 31, 2004, we owed a second private lender (First Colony Merchant) a total of $515,921, including accrued interest of $149,819, on four notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the company is in default of interest payments totaling $148,000 and is negotiating forbearance on collection of the interest with the lender. The notes mature, and principal and accrued interest is due, during 2005 (See Item 7 Financial Statements - Note 5).

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

     A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2004.

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

     We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. There was no significant activity on Cerbat in 2004.

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

     The geology of the area is comprised of Precambrian granoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The company has kept the claim in good standing by submission of the required rental fees. We have conducted very limited geologic examination and surface sampling of the rock units on the property. We are holding this property for possible limited exploration. This property is without known reserves. There was no significant activity on this property in 2004.

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

(b)(5) The company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah volcanic cinders property and the Owl Canyon property, prior to 2003.

(b)(6) The company is not dependent upon one or a few major customers.

(b)(7) The company holds no patents, trademarks, licenses, franchises, concessions, or royalty agreements, and has no labor contracts.

(b)(8) Exploration and mining operations in the United States are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah property. See Item 2, Description of Properties - Pisgah, California - Pisgah Property Mining Lease.

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000

(b)(12) The Company presently has two full-time employees and two part-time geological consultants and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

FINANCING TRANSACTIONS

     On October 4, 2001 we signed an Investment Agreement with Dutchess Private Equities Fund, L.P. and DRH Investment Company, LLC to sell up to $8,000,000 in shares of common stock to Dutchess Fund and DRH, in equal amounts. This Investment Agreement was an "equity line" agreement. We also issued shares of common stock to Dutchess Fund and May Davis Group, Inc., and to Dutchess Advisors, Ltd. (advisor to Dutchess Fund), and to the attorney for Dutchess Fund and DRH, for fees in connection with the Investment Agreement. Reference is made to the annual report on Form 10-KSB for the year ended December 31, 2001 for a description of the Investment Agreement and related transactions.

     Less than $11,000 of stock was sold to Dutchess Fund and DRH under the Investment Agreement. The company terminated the Investment Agreement in 2004.

     A convertible debenture for $120,000, plus 8% annual interest, was issued to Dutchess Fund in 2002. Conversion of this debenture to common stock (at 80% of market prices on conversion dates) was completed in 2004. A warrant to purchase 50,000 shares, issued to Dutchess Fund in 2002, was exercised (at $0.22 per share) in January 2005.

Item 3.  Legal Proceedings.

     The company is not a party to current litigation and no notice of possible claims against the company has been received.

Item 4.  Submission of Matters to a Vote of Security Holders

     No matters were submitted to the company's security holders during the final quarter of the most recently completed fiscal year.

                                     PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

      (a) The stock is traded on the Nasdaq Over-the-Counter Bulletin Board9 ("CCRE").

     The following shows the high and low bid quotation for the shares for the last two years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

                                             Low           High
                                             ---           ----
         2003
         ----
         First Quarter                       $0.10         $0.25
         Second Quarter                      $0.07         $0.31
         Third Quarter                       $0.10         $0.25
         Fourth Quarter                      $0.14         $0.49

         2004
         ----
         First Quarter                       $0.22         $0.49
         Second Quarter                      $0.15         $0.37
         Third Quarter                       $0.10         $0.25
         Fourth Quarter                      $0.16         $0.35

         Holders

     The company has approximately 488 shareholders of record.

     Dividends

     The company has never paid any dividends. There are no legal restrictions which limit the company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

     Sales of Unregistered Securities in 2004:

(1)   For Cash:                    During 2004, 2,255,586 restricted common
                                   shares were issued to 107 Canadian residents or companies controlled and owned by Canadian resident investors for $431,425 and 10,000 restricted common shares were issued to 1
                                   U.S. resident investor for $2,000 (245,000 shares were priced at $0.18 per share, 1,620,131 shares were priced at $0.20 per share, 261,200 shares were priced at $0.25 per share, and 139,255 shares were issued as a 25% premium on the conversion of warrants, representing premiums of up to 25% and discounts ranging from 0% to approximately
                                   25% from market prices at the time of
                                   issuance).

                                   With respect to 1,319,308 restricted common shares, the investors were also issued warrants to purchase 1,259,308 additional restricted common shares at $0.25 per share and 60,000 additional restricted common stock at $0.20 per share. With respect to 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.25, and with respect to 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.50 per share. We also sold 5,000 shares to a director of the Company for proceeds of $1,000 and issued warrants to purchase 5,000 restricted common shares, exercisable at $0.25 per share for a two year period. All warrants will expire two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933

                                   Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

(2)   For Debt:                    702,760 restricted common shares were issued
                                   in conversion of $99,657 principal and
                                   interest on a debenture held by Dutchess
                                   Fund. The conversion prices were $0.216 for 92,593 shares ($20,000 of the debenture);
                                   $0.160 for 31,250 shares ($5,000 of the
                                   debenture); $0.144 for 34,722 shares ($5,000
                                   of the debenture); $0.128 for 544,195 shares
                                   ($69,657 of the debenture). All of the prices were determined by the conversion formula in the debenture (80% of the average bid prices for the three lowest (out of 15) trading days before conversion). These shares were sold pursuant to the exemption provided by section
                                   4(2) of the 1933 Act.

(3)   For Services:                215,336 restricted common shares were issued
                                   in payment of $40,932 of services by Luis
                                   Vega, consulting geologist. The per share price was determined by dividing the amount owed by the average closing price of the company's stock for each day's service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

                                   On February 4, 2004, 10,000 restricted common shares were issued to Yvonne St. Pierre, a Canadian resident, for computer-related services, in the amount of $2,500. These shares were issued pursuant to the exemption provided by Regulation S of the 1933 Act.

                                   Between February 10 and March 31, 2004,
                                   75,000 restricted common shares were issued to Jeff Whitford, a Canadian resident, for investor relation services, in the amount of $15,000. In addition, Mr. Whitford received 50,000 warrants at an exercise price of $0.20 per share; the warrants will expire between February 2006 and March 2006. The warrants were valued at $12,200 utilizing the Black Scholes model. These shares were issued pursuant to the exemption provided by Regulation S of the 1933 Act.

                                   On December 22, 2004, 2,500 restricted common shares were issued to Karen Barra, a U.S. resident, for services amounting to $500. The price per share was $0.20 based on private placement offering for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

                                   87,388 restricted common shares were issued to Terry Brown, a Mexican resident, for technical consulting services amounting to $15,247. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

(4)   For Conversions:             On March 1, 2004, in connection with the
                                   conversion of $82,687 in notes payable and $225,595 in accrued officers' salary payable, we issued 1,233,127 restricted common shares at $0.25 per share and 1,223,127 warrants, with an exercise price of $0.30 and expiring on March 1, 2006, to two officers, two directors, and a former director and his insurance agency. These persons and the insurance agency are accredited investors.


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

     The Company presently has gold exploration projects located in Mexico and in California and Arizona. The US projects are inactive. Since June 2003, Management has investigated several interesting mining properties in Mexico, which met the objectives of the Company's future growth strategy. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V., which will be the Company's principal vehicle for future acquisitions in Mexico. In February 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project, which includes a land package of 463 hectares (approximately 1,140 acres). The Arco Project is owned by a private Mexican individual. In July 2004, the Company applied to Mexico's Director General of Mines for a gold-silver mineral concession, referred to as the Arco 2 Project, which includes a land package of 2,918 hectares (approximately 7,178acres). The Arco 2 concession is contiguous with, and extends 7 kilometers to the north of, the Arco Project. The Arco and Arco 2 Projects are located in Durango State, approximately 120 kilometers north-northwest of the City of Durango, and lie in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen.

     The Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property in California, as a follow up to the limited industrial sales attained in 2004 and 2003. There are no current plans to pursue the detailed analyses programs previously carried out at Pisgah. We may, from time to time, conduct limited tests on the volcanic cinders, if warranted, by utilizing different, more conventional process methodologies

     The Company presently has two full-time employees and two part-time geological consultants and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

     At March 30, 2005, we had approximately $155,000 cash available to sustain operations, which would cover the Company's planned activities through June 2005, at a minimum. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK"), whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 on terms to be negotiated. The agreement has been extended at six-month intervals and is presently effective through July 28, 2005 and may be terminated or extended by either party upon 15 days advance notice in writing. As of March 31, 2005, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following should be read together with the financial statements included in this report.

     We hold interests in two mineral properties located in the State of Durango, Mexico and four mineral properties located in the southwestern United States. None of these properties has any proven or probable reserves and none of these properties is in production. All expenditures on all properties are expensed, except for any costs associated with the acquisition of a mineral concession.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2004 COMPARED WITH DECEMBER 31, 2003, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2004:

                                                  Year ended December 31
                                            --------------------------------
                                                2004               2003
                                            ------------       ------------

Material sales                              $     33,000       $     20,000

Cost of sales                                     20,900              9,100

Gross profit                                      12,100             10,900

Exploration costs                               (114,900)           (22,600)

General & administrative expenses               (596,000)          (563,700)

Other income (expenses)                         (331,600)          (135,700)
                                            ------------       ------------

Net loss                                    $ (1,030,400)      $   (711,100)
                                            ============       ============

     Mineral sales in 2004 and 2003 were related to limited industrial sales of cinder material from the Pisgah property.

     The following table summarizes working capital, total assets, accumulated deficit, and shareholders' equity:

                                                 Year ended December 31
                                            --------------------------------
                                                2004                2003
                                            ------------       -------------

Working capital                             $   (847,200)      $   (661,000)

Total assets                                $    110,900       $      46,400

Accumulated deficit                         $ (6,422,700)      $  (5,392,300)

Shareholders' deficit                       $   (813,500)      $ (1,019,700)

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

     In 2004, additions to funds available for operations, in the amount of $383,300, were provided by: a.) $433,600 from the sale of 1,564,311 restricted common shares ($308,000) and the exercise of 562,020 warrants ($125,600); an additional 139,255 shares were issued as a 25% premium with respect to the exercise of 557,020 of the warrants; b.) $7,200 in notes payable from related parties: $6,000 - Luis Vega, a consultant, (unsecured, non-interest bearing, due March 15, 2005), for the purchase of a vehicle and $1,200 - Ronald D. Sloan, Chairman, (unsecured, with an interest rate of 7.50%, due June 30, 2005) (See notes to the audited financial statements) and c.) $57,500 principal payments on notes payable to related parties: $27,500 - Ronald D. Sloan, Chairman, $4,000 - Luis Vega, a consultant, and $26,000 - First Colony Merchant, a shareholder.

     On March 1, 2004, the Company issued 152,298 restricted shares of common stock and 152,298 warrants to two Directors to satisfy $38,074 in notes payable
- related parties and accrued interest outstanding as of February 29, 2004 and 902,380 restricted shares of common stock and 902,380 warrants to two Directors and Officers to satisfy $225,595 in accrued officers salary and bonus outstanding as of December 31, 2003. On March 1, 2004, the Company also issued 178,449 restricted shares of common stock and 178,449 warrants to a former Director in satisfaction of $44,613 in notes payable - related parties. During November 2004, the Company issued 15,367 restricted shares of common stock and 15,367 warrants to a Director to satisfy a $3,800 accounts payable. All warrants expire in two years from date of issuance. (See Certain Relationships and Related Transactions)

     We recorded a net loss from operations in 2004 of $1,030,400 compared to a net loss from operations of $711,100 in 2003. The $319,300 increase in the 2004 net loss from operations, compared to 2003, was principally due to a $92,300 increase in exploration costs, a $32,300 increase in general and administrative expenses, and a $201,900 increase in interest expense.

     Exploration costs increased by $92,300 in 2004 to $114,900, compared to $22,600 in 2003. The increase was principally due to the company's increased exploration activities in Mexico, including the sampling and reconnaissance programs on the Arco Project, general reconnaissance programs, and related increased administrative and government filing expenses.

     General and administrative expenses increased by $32,300 in 2004 to $596,000, compared to $563,700 in 2004. The increase, stated as changes in 2004 compared to 2003, was due principally to:

       o A $57,665 increase in salaries and wages, principally due to fact that the salary for the Chief Executive Office was only included for a partial year in 2003 and related salary increases and payroll-related taxes (See Employment Agreement).

       o A $26,617 increase in Professional Fees, principally due to $21,400 paid to IBK Capital Corp. to assist the company in raising equity capital of up to $1 million, and higher legal fees, related to increased exploration activities in Mexico.

       o A $6,400 increase in property taxes, principally because of unrecorded prior year tax invoices, which had not been received due to a change of the Company's corporate address. As a result, property taxes on the Pisgah property were delinquent as of December 31, 2004.

       o A $6,100 increase in office expenses, principally due to the opening of an office in New Jersey, offset by the consolidation of rented space in Las Vegas.

       o A $45,035 decrease in consulting expenses, as consulting geological charges related to Mexico were charged to exploration costs in 2004 and due to lower consulting services, in general, in 2004.

       o A $19,366 decrease in depreciation and amortization, as various assets had become fully depreciated.

     Interest expense increased by $201,900 in 2004 to $364,100 compared to $162,200 in 2003, due principally to the issuance of 1,248,494 warrants to Directors and Officers in connection with the issuance of restricted common shares and warrants in satisfaction of accrued officers salary ($225,595), principal and accrued interest on notes payable to Directors and Officers ($38,074) and to a former Director ($44,613), and accounts payable due a Director ($3,800). The warrants were valued using the Black Scholes model and amounted, in total, to $280,200, which was recorded as interest expense.

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

Item 7.  Financial Statements


                             CAN-CAL RESOURCES LTD.
                              FINANCIAL STATEMENTS









                                TABLE OF CONTENTS


                                                                      PAGE NO.
                                                                      --------

Report of Independent Registered Public Accounting Firm                 22

Financial statements

     Balance sheet                                                      23

     Statements of operations                                           24

     Statement of stockholders' deficit                                 25

     Statements of cash flows                                           26

     Notes to financial statements                                      27

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2004, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2004 and 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 in conformity with accounting principles generally accepted in the United States.

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





L.L. Bradford & Company, LLC
February 9, 2005
Las Vegas, Nevada

                             CAN-CAL RESOURCES LTD.
                                  BALANCE SHEET

                                          ASSETS

                                                                         December 31,
                                                                             2004
                                                                         ------------
Current assets
     Cash                                                                $    68,600
     Accounts receivable                                                       5,800
     Other current assets                                                      2,800
                                                                         -----------
           Total current assets                                               77,200

Fixed assets, net                                                             25,100

Other assets, net                                                              8,600
                                                                         -----------

Total assets                                                             $   110,900
                                                                         ===========

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
     Accounts payable and accrued liabilities                            $   508,100
     Due to stockholder                                                       13,000
     Notes payable-related parties                                           403,300
                                                                         -----------
           Total current liabilities                                         924,400
                                                                         -----------

Total liabilities                                                            924,400

Commitments and contingencies                                                   --

Stockholders' deficit
     Preferred stock; $0.001 par value; 10,000,000 shares
           authorized, no shares issued an outstanding                          --
     Common stock; $0.001 par value; 100,000,000 shares
           authorized, 17,860,026 shares issued and outstanding               17,900
     Additional paid-in capital                                            5,591,300
     Accumulated deficit                                                  (6,422,700)
                                                                         -----------
           Total stockholders' deficit                                      (813,500)
                                                                         -----------

Total liabilities and stockholders' deficit                              $   110,900
                                                                         ===========



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENETS OF OPERATIONS


                                             For the year ended December 31,
                                             -------------------------------
                                                 2004               2003
                                             -------------      ------------

Material sales                               $     33,000      $     20,000

Cost of sales                                      20,900             9,100
                                             ------------      ------------

     Gross profit                                  12,100            10,900

Expenses
     Exploration costs                            114,900            22,600
     General and administrative expenses          596,000           563,700
                                             ------------      ------------

Loss from operations                             (698,800)         (575,400)

Other income (expense)
     Rental revenue                                32,500            26,500
     Interest expense                            (364,100)         (162,200)
                                             ------------      ------------

Loss before provision for income taxes         (1,030,400)         (711,100)

Provision for income taxes                           --                --
                                             ------------      ------------

Net loss                                     $ (1,030,400)     $   (711,100)
                                             ============      ============


Basic and diluted loss per common share      $      (0.06)     $      (0.06)
                                             ============      ============

Basic and diluted weighted average
     common shares outstanding                 16,212,800        12,203,600
                                             ============      ============












                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       STATEMENTS OF STOCKHOLDERS' DEFICIT

                                                       Common Stock
                                                 ------------------------    Additional
                                                 Number of                    Paid-in
                                                   Shares        Amount       Capital
                                                 ----------     ----------   -----------

Balance, December 31, 2002                       11,683,987     $  11,700    $ 3,961,100

Common shares issued for cash                       823,410           800        163,900

Common shares issued for services                   381,260           400         63,800

Common shares issued for conversion of
 convertible note payable, including
 interest of $43,300                                364,305           400         77,900

Current period amortization of loan fees                 --            --             --

Options granted for services                             --            --         55,400

Warrants granted for services                            --            --          5,900

Deemed interest expense related to
 conversion feature of note payable                      --            --         38,300

Net loss                                                 --            --             --
                                                  ----------    ----------    ----------

Balance December 31, 2003                        13,252,962       13,300       4,366,300

Common shares issued for cash                     1,564,311         1,600        306,400

Exercise of warrants for cash                       701,275           700        124,900

Common shares issued for services                   390,224           400         73,800

Current period amortization of loan fees                 --            --             --

Common shares issued in satisfaction of
 accounts payable and accrued liabilities           917,747           900        228,500

Common shares issued in satisfaction of
 notes payable-related parties                      330,747           300         82,400

Common shares issued in satisfaction of
 convertible debenture, (including accrued
 interest of $14,700)                              702,760           700         99,000

Interest expense for warrants granted                    --            --        280,200

Warrants granted for services                            --            --         12,200

Deemed interest expense related to conversion
 feature of note payable-related party                  --            --         17,600


Net loss                                                 --            --             --
                                                 ----------     ---------    -----------

Balance December 31, 2004                        17,860,026     $  17,900    $ 5,591,300
                                                 ==========     =========    ===========


                                                      Unamortized
                                                    Loan Fees Related                          Total
                                                   to Convertible Note      Accumulated     Stockholders'
                                                  Payable-Related Party       Deficit          Deficit
                                                  ---------------------    -------------    -------------

Balance, December 31, 2002                          $        (22,000)       $ (4,681,200)    $   (730,400)

Common shares issued for cash                                     --                  --          164,700

Common shares issued for services                                 --                  --           64,200

Common shares issued for conversion of
 convertible note payable, including
 interest of $43,300                                             --                   --           78,300

Current period amortization of loan fees                      15,000                  --           15,000

Options granted for services                                      --                  --           55,400

Warrants granted for services                                     --                  --            5,900

Deemed interest expense related to
 conversion feature of note payable                               --                  --           38,300

Net loss                                                          --            (711,100)        (711,100)
                                                    ----------------        ------------     ------------

Balance December 31, 2003                                     (7,000)         (5,392,300)      (1,019,700)

Common shares issued for cash                                     --                  --          308,000

Exercise of warrants for cash                                     --                  --          125,600

Common shares issued for services                                 --                  --           74,200

Current period amortization of loan fees                       7,000                  --            7,000

Common shares issued in satisfaction of
 accounts payable and accrued liabilities                         --                  --          229,400

Common shares issued in satisfaction of
 notes payable-related parties                                    --                  --           82,700

Common shares issued in satisfaction of
 convertible debenture, (including accrued
 interest of $14,700)                                            --                  --           99,700

Interest expense for warrants granted                             --                  --          280,200

Warrants granted for services                                     --                  --           12,200

Deemed interest expense related to conversion
 feature of note payable-related party                           --                  --           17,600


Net loss                                                          --          (1,030,400)      (1,030,400)
                                                  ------------------        ------------     ------------

Balance December 31, 2004                         $               --        $ (6,422,700)    $   (813,500)
                                                  ==================        =============    ============

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                            STATEMENTS OF CASH FLOWS

                                                                         For the year ended December 31,
                                                                         -------------------------------
                                                                             2004              2003
                                                                         -------------     -------------
Cash flows from operating activities:
     Net loss                                                            $ (1,030,400)     $   (711,100)
     Adjustments to reconcile net loss to net
      cash used by operating activities:
        Stock based compensation                                               86,400           125,500
        Depreciation and amortization                                          25,100            37,800
        Interest expense for warrants granted                                 280,200            43,300
        Deemed interest expense                                                17,600            38,300
     Changes in operating assets and liabilities:
        Change in accounts receivable                                          (3,100)           (2,700)
        Change in other current assets                                         (2,800)           10,800
        Change in other assets                                                (13,100)             (400)
        Change in accounts payable and accrued expenses                       323,700           271,400
                                                                         ------------      ------------
           Net cash used by operating activities                             (316,400)         (187,100)

Cash flows from investing activities:
     Purchase of fixed assets                                                 (12,400)             (600)
                                                                         ------------      ------------
           Net cash used by investing activities                              (12,400)             (600)

Cash flows from financing activities:
     Change in due to stockholder                                              (3,300)           (1,700)
     Proceeds from issuance of common stock                                   433,600           164,700
     Proceeds from advances for stock purchases                                  --                --
     Proceeds from borrowing on notes payable-related parties                   7,200            41,900
     Principal payments on notes payable-related parties                      (57,500)          (13,100)
                                                                         ------------      ------------
           Net cash provided by financing activities                          380,000           191,800
                                                                         ------------      ------------

Net increase in cash                                                           51,200             4,100

Cash, beginning of period                                                      17,400            13,300
                                                                         ------------      ------------


Cash, end of period                                                      $     68,600      $     17,400
                                                                         ============      ============

Supplemental disclosure of cash flow information:

     Cash paid for income taxes                                          $       --        $       --
                                                                         ============      ============

     Cash paid for interest                                              $       --        $      4,900
                                                                         ============      ============

Schedule of non-cash financing activities:
     Issuance of common stock for conversion of convertible note
        payable-related party, excluding interest of $43,300             $       --              35,000
                                                                         ============      ============

     Accrued interest added to principal on notes
        payable - related parties                                        $     12,400      $     12,300
                                                                         ============      ============

     Issuance of common stock for satisfaction of accounts payable
        and accrued liabilities                                          $    229,400      $       --
                                                                         ============      ============

     Issuance of common stock for principal payment on
        notes payable-related parties                                    $     82,700      $       --
                                                                         ============      ============

     Issuance of common stock for conversion of convertible note
        payable-related party, including accrued interest of $14,700     $     99,700      $       --
                                                                         ============      ============

                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                          NOTES TO FINANCIAL STATEMENTS



1.   DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES
     --------------------------------------------------------------------

     DESCRIPTION OF BUSINESS - Can-Cal Resources Ltd. (hereinafter referred to as the "Company") was incorporated in the State of Nevada on March 22, 1995. The Company is engaged in the exploration for precious metals, with gold exploration projects located in Mexico, California and Arizona.

     GOING CONCERN - The Company incurred a net loss of approximately $1,030,000 for the year ended December 31, 2004. The Company's current liabilities exceed its current assets by approximately $847,000 as of December 31, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

     REVENUE AND EXPENSE RECOGNITION - Precious metals and other materials sales are recognized when delivery has occurred, title passes and pricing is either fixed or determinable. Rental revenue is recognized over the term of the rental agreement. Expenses are recognized when they are incurred. Mine exploration costs other than the acquisition of mining properties are expensed as incurred.

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

     As of December 31, 2004, the Company has available net operating loss carryovers that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

     STOCK-BASED COMPENSATION - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

     The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation:

                                                                   2004            2003
                                                              -------------    -------------
             Net loss, as reported                            $ (1,030,400)    $   (711,100)
             Add: Stock-based employee compensation
               expense included in reported loss,
               net of related tax effects                               --               --
             Deduct: Total stock-based employee
               compensation expense determined under
               fair value based methods for all awards,
               net of related tax effects                               --          (79,900)
                                                              ------------     -------------
             Pro forma net loss                               $ (1,030,400)    $   (791,000)
                                                              ============     ============

             Net loss per common share
               Basic and diluted loss, as reported            $      (0.06)    $      (0.06)
                                                              ============     ============
               Basic and diluted loss, pro forma              $      (0.06)    $      (0.06)
                                                              ============     ============

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS


     FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying amounts and estimated fair values of the Company's notes payable-related parties at December 31, 2004 are as follows:

                                                   Carrying      Estimated
                                                   Amounts       Fair Value
                                                 -----------    -----------
     Notes payable-related parties               $   403,300    $   572,700

     The estimated fair values of the Company's long-term liabilities were based on quoted market rates. The carrying values of all other financial instruments approximate their fair value.

     NET LOSS PER COMMON SHARE - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

     NEW ACCOUNTING PRONOUNCEMENTs - Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, addresses consolidation by business enterprises of variable interest entities. It is effective immediately for variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities acquired before February 1, 2003. The implementation of Interpretation No. 46 did not have a material effect on the Company's financial statements.

     In April 2003, the FASB issued SFAS No. 149, Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other Board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

     NEW ACCOUNTING PRONOUNCEMENTS (CONTINUED) - In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

     In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and believes it may have a material effect on the Company's financial statements.

2.   FIXED ASSETS
     ------------

     Fixed assets consist of the following as of December 31, 2004:

          Machinery and equipment                                               $   106,600
          Transportation equipment                                                   32,300
          Furniture and fixtures                                                     14,800
                                                                                ------------
                                                                                    153,700
          Less:  accumulated depreciation                                           128,600
                                                                                ------------

          Fixed assets, net                                                     $    25,100
                                                                                ===========


3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of December 31, 2004:

         Accrued officers salary payables                                       $   173,800
         Accrued interest                                                           165,200
         Accounts payable                                                            58,100
         Accrued payroll taxes                                                       90,200
         Unearned revenues                                                            7,500
         Other accrued liabilities                                                   13,300
                                                                                ------------

                                                                                $   508,100
                                                                                ===========

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



     During March 2004, the Company issued 902,380 shares of common stock to officers in satisfaction of $225,600 in accrued officers salary payables. Additionally, the Company granted warrants to purchase 902,380 shares of common stock at $0.30 per share. The warrants expire in March 2006 and totaled $202,900 using the Black Scholes model. The Company recorded the warrants as interest expense.

     Additionally, during November 2004, the Company issued 15,367 shares of common stock to a director in satisfaction of $3,800 in accounts payable. In addition, the Company granted warrants to purchase 15,367 shares of common stock at $0.30 per share. The warrants expire in November 2006 and totaled $2,900 using the Black Scholes model. The Company recorded the warrants as interest expense.

4.   DUE TO STOCKHOLDER
     ------------------

     As of December 31, 2004, due to stockholder totaling $13,000 consists of credit card debt incurred by the Company. The credit cards are held by a stockholder of the Company and bear interest rates ranging from 13.24% to 27.99%.

5.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

         Notes payable consisted of the following as of December 31, 2004:

         Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $148,000 but is currently
         negotiating forbearance on collection of the interest)                 $   300,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing June 2005                                       32,900

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing August 2005                    30,200

         Note payable to a stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing January 2005                   27,900

         Note payable to an stockholder, secured by real property,
         bearing interest at 8.0% per annum, maturing May 2005                        8,000

         Note payable to a stockholder, unsecured, bearing no interest
         and due on demand                                                            2,000

         Note payable to a stockholder, unsecured, bearing interest
         at 7.5% per annum, maturing February 2005                                    2,300
                                                                                -----------

         Current portion (amounts due within one year)                          $   403,300
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

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



6.   CONVERTIBLE NOTE PAYABLE-RELATED PARTY
     --------------------------------------

     During April, May, and June 2004, the convertible note payable-related party totaling $85,000 as of December 31, 2003 which consisted of an unsecured loan agreement with a stockholder was converted into 702,760 shares of the Companies common stock, including accrued interest of $14,700. The Company recorded amortization expense totaling $3,100 and $3,400 for the years ended December 31, 2004 and 2003, respectively, related to loan fees, which were capitalized and amortized over the life of the loan.

     Due to the conversion feature of the debt and the Company's historical range of common stock prices, the Company recorded deemed interest totaling $17,600 for the year ended December 31, 2004.

     In relation to the loan, the Company granted warrants to purchase 50,000 shares of the Company's common stock at the lower of 110% of the 5-day average closing bid prices a) preceding the date of issue, or b) 180 days after each closing. The warrants expire after three years. The fair value of the warrants as computed using the Black-Scholes option-pricing model was $16,700 and recorded as unamortized loan fees, of which $3,900 and $4,200 was expensed during the years ended December 31, 2004 and 2003, respectively.

     Additionally, the Company issued 30,000 shares of common stock to a third party for fees related to the loan. The 30,000 shares were valued at $13,500 and recorded as unamortized loan fees, of which $3,100 and $3,400 was expensed during the years ended December 31, 2004 and 2003 and 2003, respectively.

7.   OPTIONS AND WARRANTS
     --------------------

     Options granted for consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, of which 300,000 shares are covered by an option with an exercise price of $0.14 per share granted to Anthony F. Ciali when he was appointed an officer of the company in March 2003, see Note 8, and 100,000 shares are covered by an option with an exercise price of $0.22 per share granted to Luis Vega when he signed a consulting agreement with the company in April 2003, see Note 8. These stock options were exercisable upon issuance and expire in March and April 2006. The following table summarizes the Company's option activity related to consultants:

                                                                        Weighted
                                                                         Average
                                                         Options        Exercise
                                                       Outstanding        Price
                                                       -----------     ---------
                  Balance, January 1, 2003                     --      $      --
                  Granted                                 400,000           0.16
                  Cancelled                                    --             --
                  Exercised                                    --             --
                  Expired                                      --             --
                                                          -------      ---------
                  Balance, December 31, 2003,             400,000           0.16
                  Granted                                      --             --
                  Cancelled                                    --             --
                  Exercised                                    --             --
                  Expired                                      --             --
                                                          -------     ----------
                  Balance, December 31, 2004,             400,000     $     0.16
                                                          =======     ==========

     The weighted average fair value of warrants granted during 2003 was $0.15.

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



     The following table summarizes information about consulting options outstanding at December 31, 2004:

                                                     Options Outstanding                 Options Exercisable
                                          ---------------------------------------     --------------------------
                                                          Weighted
                                            Number         Average       Weighted         Number        Weighted
                           Range of       Outstanding     Remaining      Average       Exercisable      Average
                           Exercise          as of       Contractual     Exercise         as of         Exercise
                            Prices         12/31/04         Life           Price         12/31/04         Price
                           --------       -----------    -----------     --------      -----------      --------
                             0.14           300,000       1.2 years      $    0.14        300,000       $   0.14
                             0.22           100,000       2.3 years           0.22        100,000           0.22
                             ----           -------       ---------      ---------        -------       --------

                                            400,000                      $  0.0.16        400,000        $  0.16
                                            -------                      ---------        -------        -------

     The Company estimates the fair value of options at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2003; no dividend yield; expected volatility of 271.4%; risk free interest rates of 1.7%, and expected lives of 2.0 years. Compensation expense relating to options granted for services in 2003 was $55,400.

     Option granted for employee services - The 2003 Qualified Incentive Stock Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, which will be used to compensate senior executives and mid-level employees in the future. An option on 500,000 shares has been granted to Mr. Ciali under this plan, as discussed in Note 8, with an exercise price of $0.16 per share of its common stock. This stock option was exercisable upon issuance and expires in October 2013. The option had no intrinsic value under APB No. 25 as the exercise price was equal to the closing price on the day of grant.

     Warrants related to the sale of common stock - During fiscal years 2004 and 2003, the Company granted 1,809,308 and 1,060,820 stock warrants, respectively, with an exercise price ranging from $0.20 to $0.50 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2004 and 2003. These stock warrants were exercisable upon issuance and expire various times throughout 2006 and 2005. The following table summarizes the Company's warrant activity related to the sale of common stock:

                                                                      Weighted
                                                                       Average
                                                      Warrants        Exercise
                                                     Outstanding        Price
                                                     -----------     ----------
               Balance, December 31, 2002              1,025,320     $     0.26
               Granted                                 1,060,820           0.20
               Cancelled                                      --             --
               Exercised                                      --             --
               Expired                                        --             --
                                                       ---------     -----------
               Balance, December 31, 2003              2,086,140           0.23
               Granted                                 1,809,308           0.28
               Cancelled                                      --             --
               Exercised                                 562,020           0.22
               Expired                                   764,120           0.26
                                                       ---------     -----------
               Balance, December 31, 2004              2,569,308     $     0.26
                                                       =========     ===========

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



The following table summarizes information about warrants related to the sale of common stock outstanding at December 31, 2004:

                                                                    Weighted
                                                                     Average
                                     Range of                       Remaining
                                     Exercise        Number        Contractual        Number
                                       Price       Outstanding        Life          Exercisable
                                  -------------    -----------     -----------      -----------
                                  $0.20 -  0.25     2,324,308       1.25 years       2,324,308
                                           0.50       245,000       1.52 years         245,000
                                  -------------     ---------       ----------       ---------

                                                    2,569,308                        2,569,308
                                                    =========                        =========


     Effective January 1, 2004, the Company instituted a program to encourage stockholders to exercise warrants by March 31, 2004. Pursuant to the program, a stockholder would receive an additional shares of common stock totaling 25% of the shares exercised. Accordingly, the Company issued an additional 139,255 shares of common stock in relation to the exercise of warrants for cash under this program during the year ended 2004.

     Warrants granted for services, interest and loan fees - During the year ended December 31, 2003, the Company granted 32,100 stock warrants with an exercise price ranging from $0.20 to $0.25 per share of its common stock. These stock warrants were granted in connection with consulting services rendered to the Company. These stock warrants were exercisable upon issuance and expire in November 2005. During the year ended December 31, 2004, the Company granted 1,298,495 stock warrants with an exercise price ranging from $0.20 to $0.30 per share of its common stock. 50,001 stock warrants were granted in connection with consulting services. 1,248,494 stock warrants were granted in relation to the satisfaction of accounts payable, accrued liabilities, and notes payable - related parties and were recorded as interest expense (see Notes 3 and 5). These stock warrants were exercisable upon issuance and expire in 2006. The following table summarizes the Company's warrants activity not related to the sale of common stock:

                                                                       Weighted
                                                                        Average
                                                       Warrants        Exercise
                                                      Outstanding        Price
                                                      -----------      --------
               Balance, January 1, 2002                       --       $     --
               Granted                                    90,000           0.36
               Cancelled                                      --             --
               Exercised                                      --             --
               Expired                                        --             --
                                                       ---------       --------
               Balance, December 31, 2002                 90,000
               Granted                                    31,200           0.23
               Cancelled                                      --             --
               Exercised                                      --             --
               Expired                                        --             --
                                                       ---------       --------
               Balance, December 31, 2003                121,200           0.36
               Granted                                 1,298,495           0.30
               Cancelled                                      --             --
               Exercised                                      --             --
               Expired                                    40,000           0.25
                                                       ---------       --------
               Balance, December 31, 2004              1,379,695       $   0.30
                                                       =========       ========

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



     The weighted average fair value of warrants granted during 2004 and 2003 was $0.23 and $0.19, respectively.

     The following table summarizes information about warrants outstanding at December 31, 2004:

                                                                      Weighted
                                                                       Average
                                     Range of                         Remaining
                                     Exercise          Number        Contractual      Number
                                       Price         Outstanding        Life        Exercisable
                                  --------------     -----------     -----------    -----------
                                  $  0.20 - 0.44      1,379,695      1.13 years       1,379,695

     The Company estimates the fair value of warrants at the grant date by using the Black-Scholes option pricing-model with the following weighted-average assumptions used for grants in 2004 and 2003; no dividend yield; expected volatility of 337% and 393%; risk free interest rates of 1.25% and 1.40%, and expected lives of 1.0 and 1.0 years. Compensation expense relating to warrants granted for services in 2004 and 2003 was $12,200 and $5,900, respectively. Compensation expense relating to warrants granted for interest in 2004 and 2003 was $280,200 and $--, respectively.

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

     The Company entered into an Exploration, Exploitation and Unilateral Promise to Sell Agreement (the "Agreement") with an individual whereby the Company purchased the rights to explore and exploit minerals on certain land in Mexico. In accordance with the Agreement, the Company exercised its option to purchase the rights in exchange for $2,000. In addition, the Company is required to pay advanced minimum royalty payments of $2,000 six months after the option was exercised. The Company will be required to an additional $2,000 twelve months after the option was exercised. Every six months thereafter, the Company will be required to pay minimum amounts up to $4,000. These royalty payments can be recouped against future production royalties. As of December 31, 2004, the $2,000 option and $2,000 royalty payment has been recorded as part of other assets totaling $8,600.

     RENTAL PAYMENTS - The Company operates from two leased facilities; one in Nevada under a non-cancelable operating lease and one in New Jersey which is cancelable with a 3 month notice following the first 6 months. The leases call for a monthly base rent of approximately $1,500 and $1,000 which end during September 2005 and June 2005, respectively. For the years ended December 31, 2004 and 2003, total rent expense for leased facilities was approximately $25,000 and $29,000, respectively. Future minimum lease payment through the term of the lease in 2005 total $19,400.

                             CAN-CAL RESOURCES LTD.
                         NOTES TO FINANCIAL STATEMENTS



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

     During April 2003, the Company entered into a Management Consulting Agreement (the "Agreement") whereby the Company agreed to pay $500 per day of service provided by the consulting geologist payable in shares of the Company's common stock. Through December 31, 2003, the Company has issued 205,166 shares of the Company's common stock to the consultant totaling $31,500. The agreement may be terminated by either party. Additionally, the Company granted an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. The option is fully vested in April 2004 and was valued at $21,500 using the Black Scholes model.

     During July 2003, the Company amended their agreement with the CEO to increase his monthly compensation to $10,000 beginning September 1, 2003, and to $12,500 per month beginning January 1, 2004. The amended agreement also calls for an annual discretionary bonus to be determined by the board, which shall not be less than 15% of the CEO's annualized compensation based on the fiscal year-end monthly fee in effect. The Company has accrued a bonus of $22,500 and $18,000 as of December 31, 2004 and 2003,
     respectively. During October 2003, the Company also granted a ten-year option to the CEO to purchase 500,000 shares of its common stock, with an exercise price of $0.16 per share. The option is fully vested upon grant, expires in October 2013, and totaled $0 under APB No. 25 as the exercise price was equal to the closing market price on the day of grant.

     PRIVATE PLACEMENT - During January 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK") whereby, IBK would assist the Company in a private placement of up to $1,000,000 of the Company's common shares or some other acceptable financing arrangement. The Company agreed to a non-refundable fee of CDN$25,000 as well as an expense advance of CDN$3,500, which the Company paid in February 2004. The agreement is effective through the date of this report and may be terminated or extended by either party upon 15 days advanced notice in writing.

9.   SUBSEQUENT EVENTS
     -----------------

     From January 1, 2005 through the date of this report the Company issued 427,500 shares of the Company's common stock and warrants to purchase 427,500 shares of the Company's common stock for cash totaling $85,500. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.25 per share.

     During January 2005 the Company issued 50,000 shares of the Company's common stock, related to the exercise of warrants, for cash totaling $11,000.

     During January and February 2005, the Company issued 23,406 shares of the Company's common to individuals for services approximating $4,800. In addition, the Company granted warrants to purchase an additional 9,975 shares of the Company's common stock to one of these individuals. The warrants are fully vested upon grant with an exercise price of $0.25 per share, expire in two years, and are valued at approximately $1,400 using the Black Scholes pricing model.

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


                                    PART III

Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act

     Ronald D. Sloan and James Dacyszyn each had one late Form 4 filing pursuant to Section 16(a) of the Exchange Act during the year ended December 31, 2004.

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

      NAME                 AGE          POSITION AND TENURE

      Anthony F. Ciali     59           President (since March  2003),
                                        and Chief Executive Officer and
                                        Director (since April 2003)

      Ronald D. Sloan      64           President from May 1996 to March 2003;
                                        Treasurer, and Chief Financial Officer
                                        since May 1996; Chairman of the Board
                                        since January 2001

      John Brian Wolfe     53           Secretary and a Director since May, 1996

      James Dacyszyn       73           Director since February, 1999

     ANTHONY F. CIALI. Mr. Ciali is a senior mining executive with over twenty-four years of international mining industry experience. Mr. Ciali was appointed President of the company on March 24, 2003 and Chief Executive Officer and a director of the company on April 25, 2003. Prior to joining the company, Mr. Ciali was, from July 1999 to December 2002, EVP-COO and CFO of ACS Advanced Computer Systems, Inc., a computer related company. From July 1997 to September 1999, he was a mining industry consultant. Mr. Ciali was President and CEO, and a director of Monarch Resources Limited, an international gold mining company listed on The Toronto Stock Exchange, with exploration and mining operations in Venezuela and Mexico and approximately 700 employees, from May 1991 to June 1997. From 1977 to 1990, Mr. Ciali was Vice President Finance and Administration of Gold Fields Mining Corporation ("Gold Fields"), an international gold mining company and a wholly owned subsidiary of Consolidated Gold Fields PLC. Gold Fields had annual gold production of approximately 400,000 ounces from gold mines based in the western United States, and an annual exploration budget of approximately $20 million for exploration projects in North and South America. Gold Fields employed over 700 people. From 1976 to 1977, Mr. Ciali was Assistant Controller of Azcon Corporation, an affiliate of Gold Fields, which was involved in steel distribution and manufacturing. From 1972 to 1976, he was employed as an auditor with Price Waterhouse, in New York, New York, where he obtained a CPA license (no longer active). Mr. Ciali has a BSc. degree in Mechanical Engineering and a Masters degree in Business Administration.

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

     In 2004, Mr. Terry Brown was retained as Consulting Geologist - Mexico. He has over 20 years of international gold mining, exploration and development experience with international mining companies including Glamis Gold, Eldorado Gold, Alamos Minerals and Niugini Mining. In addition to his exploration background in the Western US and Latin America, Mr. Brown has been involved with the start up of six mines, both in the US and Latin America, principally in the capacity of Project / Construction Manager. Mr. Brown has resided in Mexico for over the past twelve years. Mr. Brown holds a Bachelor of Science in Geology.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2004 through December 31, 2004 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

     The company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128.

Item 10.  Executive Compensation

     The following table shows selected information about the compensation paid or accrued to or for the account of executive officers in 2004, 2003 and 2002 for services, and bonuses rendered in all capacities in those years. In 2002, the company had one executive officer (Ronald D. Sloan). The company does not have a long-term compensation plan.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                     ---------------------------------------
                                         Annual Compensation                     Awards             Payouts
                              ------------------------------------------------------------------------------
(a)                    (b)         (c)            (d)        (e)          (f)            (g)          (h)         (i)
                                                            Other
Name                                                       Annual     Restricted                               All Other
and                                                        Compen-       Stock                       LTIP       Compen-
Principal                                                  sation       Awards        Options/      Payouts     sation
Position               Year     Salary          Bonus                                 SARs(#)        ($)       ($)(2)
-------------------------------------------------------------------------------------------------------------------------
Anthony F. Ciali       2004   $150,000*     $ 22,500***   $    -0-         -0-           -0-         $  -0-      $   -0-
CEO and                2003   $ 79,435*     $ 18,000***   $    -0-         -0-        800,000(1)     $  -0-      $   -0-
President              2002   $ -0-         $    -0-      $    -0-         -0-           -0-         $  -0-      $   -0-

Ronald D. Sloan        2004   $ 60,000**    $    -0-      $    -0-         -0-           -0-         $  -0-      $   -0-
Treasurer (CEO         2003   $ 60,000**    $    -0-      $    -0-         -0-           -0-         $  -0-      $   -0-
to April 25, 2003)     2002   $ 60,000**    $    -0-      $    -0-         -0-           -0-         $  -0-      $   -0-

   * Accrued (not paid) at the rate of $7,500 per month for March - August 2003; $10,000 per month for September - December 2003; and $12,500 per month in 2004. See "Employment Agreement" below. The 2003 accrual was converted to equity in 2004. See "Certain Relationships and Related Transactions."

   ** Accrued (not paid) at the rate of $5,000 per month. The 2002 and 2003 accruals were converted to equity in 2004. See "Certain Relationships and Related Transactions."

   *** Accrued (not paid) at not less than 15% of Mr. Ciali's annualized compensation on the fiscal year-end monthly fee in effect. The 2003 accrual was converted to equity in 2004. See "Certain Relationships and Related Transactions" and "Employment Agreement" below.

   (1) Stock options granted pursuant to the company's 2003 Stock Option Plans. See details of the options under "Employment Agreement" below.

   (2) Does not include (a) $38,332 paid as rent for a Las Vegas apartment for Mr. Sloan in 2002 and 2003; or (b) a car allowance, automobile operating expenses, medical insurance and life insurance paid for Mr. Ciali during the four months ended December 31, 2003 ($6,346) and for 2004 ($21,199).

     In 2003, the company ceased renting a separate apartment for Mr. Sloan in Las Vegas. From the last quarter 2003, the company pays for the costs of maintaining one apartment in Las Vegas, which serves as a company office and also for persons transacting business with the company to stay.

                   OPTION GRANTS TO EXECUTIVE OFFICERS IN 2004

                                          PERCENT
                     NUMBER OF            OF ALL OPTIONS
                     SHARES UNDER-        GRANTED TO
                     LYING OPTIONS        EMPLOYEES        EXERCISE      EXPIRATION        GRANT DATE
NAME                 GRANTED              IN 2002          PRICE         DATE              PRES. VALUE

Anthony F. Ciali          -                 - %              -                -                -
Ronald D. Sloan           -                 - %              -                -                -

    AGGREGATED OPTION/SAR EXERCISES IN 2003 AND OPTION/SAR VALUES AT 12/31/04

     The following table shows options exercised during 2004, options exercisable at December 31, 2004, and the dollar values for in-the-money options at December 31, 2004 (closing market price on that date was $0.29).

      (a)                 (b)              (c)                  (d)               (f)
                                                              Number           Value of
                                                             of Shares        Unexercised
                                                            Underlying       In-the-Money
                                                           Options/SARS      Options/SARs
                        Shares                              at 12/31/03       at 12/31/03
                       Acquired             Value          Exercisable/      Exercisable/
Name                 on Exercise (#)     Realized ($)     Unexercisable/     Unexercisable
----                 ---------------     ------------     --------------     -------------

Anthony F. Ciali          -0-                -0-            800,000/-0-       $90,000(1)
    CEO

    ---------------

     (1) Equal to $0.29, the closing market price on December 31, 2004, less the $0.14 exercise price, multiplied by 300,000 shares, and less the $0.16 exercise price, multiplied by 500,000 shares.

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

     The original agreement contemplated re-negotiation in good faith between Mr. Ciali and the company, of certain terms after June 24, 2003. As result of re-negotiations after June 24, 2003, on July 25, 2003, the agreement was amended to provide for: Monthly cash compensation of $10,000 from September 1, 2003 through December 31, 2003, and $12,500 starting January 1, 2004, with annual increases thereafter at the discretion of the board of directors (but not less than the annual rate of inflation); a cash bonus payable by January 30 of each year, with the amount determined at the discretion of the board of directors, but not less than 15% of the annualized compensation based on the fiscal year-end monthly fee in effect; medical and term life insurance, and a car lease allowance; the company establishing and paying for a branch office in Lawrenceville, New Jersey (the city of Mr. Ciali's residence); and the grant to Mr. Ciali of an option to purchase 500,000 shares (in addition to the prior option on 300,000 shares). The option was granted on October 15, 2003, is exercisable at $0.16 per share (market price on grant date), expires on October 15, 2013, and was fully vested upon grant. This is a qualified option.

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

AGREEMENT WITH CONSULTANTS

     On April 21, 2003 the company signed a Management Consulting Agreement with Luis A. Vega; the agreement does not have a specific term, and will continue until termination by either party on 30 days written notice.

     Under the agreement with the company, Mr. Vega is paid $500 per day of service (based on invoices showing service and time provided), payable in restricted shares of common stock of the company, calculated by dividing the amount owed by the average closing price of the company's stock for each day's service. He also is reimbursed travel and entertainment expenses (plus accountable out-of-pocket expenses). Through December 31, 2003, the company issued 205,166 restricted shares of stock to Mr. Vega to pay $31,500 of consulting services, and in 2004 the company issued 215,336 restricted shares of stock to Mr. Vega to pay $40,932 of consulting services.

     As additional compensation, the company has issued to Mr. Vega a non-qualified stock option to purchase 100,000 shares of common stock at $0.22 per share (the average closing price for the five trading days before April 21, 2003). This option expires April 21, 2006 unless sooner forfeited on termination of the consulting agreement.

     The consulting agreement provides for Mr. Vega to receive a finder's fee if the company acquires a mineral property presented to the company for consideration. The fee will be a 1% net smelter return ("NSR") royalty on any future sales of mineral products from the acquired property. On August 23, 2003 the consulting agreement was amended to provide that a 2% NSR shall apply to any mineral property, which is free of any third party ownership and any form of underlying payment obligation at the time the Company makes an application with the Mexican Government to acquire (stake) the mineral property. The NSR royalty will be calculated as 1% multiplied by the reported sales from the property, less shipping and refining costs.

     On April 19, 2004 the company signed a Management Consulting Agreement with Terry Brown; the agreement does not have a specific term, and will continue until termination by either party on 60 days written notice.

     Under the agreement with the company, Mr. Brown is paid $250 per day of service (based on invoices showing service and time provided), payable 60% in restricted shares of common stock of the company and 40% in cash for 2004. Beginning in 2005, Mr. Brown's fee will be payable 100% in cash. The number of restricted common shares issued to Mr. Brown in 2004 was calculated by dividing the amount owed by the average closing price of the company's stock for each day's service. He also is reimbursed travel and entertainment expenses (plus accountable out-of-pocket expenses). Through December 31, 2004, the company has issued 87,388 restricted shares of stock to Mr. Brown to pay $15,247 of consulting services.

     The consulting agreement provides for Mr. Brown to receive a finder's fee if the company acquires a mineral property presented to the company for consideration, based on a list of potential properties known to Mr. Brown at the time the agreement was signed. The fee will be a 1% net smelter return ("NSR") royalty on any future sales of mineral products from the acquired property. The NSR royalty will be calculated as 1% multiplied by the reported sales from the property, less shipping and refining costs.

Item 11.  Security Ownership of Certain Beneficial Owners and Management
           and Related Stockholder Matters

     The following table sets forth certain information about beneficial ownership of our common stock as of March 30, 2005 by each officer and director, by any person or group who is known by us to own more than

5% of our common stock, and by the officers and directors as a group. The ownership information for officers and directors is based on the Forms 3 and 4 they have filed with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934. Based on the Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

     The number of shares shown as owned by the individual includes shares issuable on exercise of any options and warrants he holds. The percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options and warrants by (y) the 18,330,818 shares outstanding at March 30, 2005, plus for each person with options and warrants, the number of shares the person has the right to acquire on exercise thereof. The shares shown as owned by officers and directors as a group includes shares issuable on exercise of the options and warrants, and the percentage of shares shown as owned by that group has been determined as if all of those options and warrants had been exercised.

                   NAME AND ADDRESS                AMOUNT AND NATURE
TITLE OF CLASS     OF BENEFICIAL OWNER            OF BENEFICIAL OWNER     PERCENT OF CLASS

Common stock       Ronald D.  Sloan*                 1,954,711(1)              10.3%
                   4321-212 Street
                   Langley, B.C., Canada

Common Stock       John Brian Wolfe*                   893,211(2)               4.9%
                   3157 Silver Throne Drive
                   Coquitlam, B.C., Canada

Common Stock       James Dacyszyn*                     893,050(3)               4.8%
                   #64, 9703-41 Avenue
                   Edmonton, A.B., Canada

Common Stock       Anthony F. Ciali*                 1,435,480(4)               7.4%
                   28 Lawrencia Drive
                   Lawrenceville, NJ 08648

Common Stock       All Officers and Directors        5,176,452(5)              25.6%
                   as a group

*    Director

(1)  Includes 584,640 shares underlying warrants.
(2)  Includes 53,890 shares underlying warrants.
(3) 697,550 shares (including 113,775 shares covered by warrants) are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company are controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares.
(4) Includes 800,000 shares covered by options and 317,740 shares underlying warrants.
(5) Assumes exercise of 1,070,045 warrants held by officers and directors (but not warrants on 178,449 shares held by a former director and his insurance agency), and the options on 800,000 shares held by Mr. Ciali.

     Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2004:


    Plan category             Number of securities to be    Weighted average        Number of securities remaining
                              issued upon exercise of       exercise price of       available for future issuance
                              outstanding options           outstanding options     under equity compensation
                                                                                    plans (excluding securities
                                                                                    reflected in column (a))
                              (a)                           (b)                     (c)
    ------------------------- ----------------------------- ----------------------- --------------------------------

    Equity compensation
    plans approved by
    security holders
    (shares reserved)

    2003 Qualified                      500,000                     $0.16                      1,000,000
    ISOP
    (1,500,000 shares)

    2003 Non-Qualified                  300,000                     $0.14                      1,100,000
    ISOP                                100,000                     $0.22
    (1,500,000 shares)


    ------------------------- ----------------------------- ----------------------- --------------------------------

    Equity compensation                    --                         --                          --
    plans not approved by
    security holders

    None
    ------------------------- ----------------------------- ----------------------- --------------------------------
    Total                               900,000                     $0.16                      2,100,000
    ------------------------- ----------------------------- ----------------------- --------------------------------

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

                                       Loans         Salary        Total          Shares         Warrants
                                       -----         ------        -----          ------         --------

 Directors and officers

 Ronald D. Sloan                                  $  146,160    $  146,160       584,640         584,640
 Anthony F. Ciali                                     79,435        79,435       317,740         317,740
 John Brian Wolfe                   $  13,472                       13,742        53,890          53,890
 James Dacyszyn                        24,602                       24,602        98,408          98,408

 Others

 Barry Amies*                           6,578                        6,578        26,312          26,312
 Landings Insurance*:
   Loan #1                             18,881                       18,881        75,523          75,523
   Loan #2                             19,154                       76,614        76,614          76,614
                                    ---------     ----------    ----------     ---------       ---------

                                    $  82,687     $  225,595    $  308,282     1,233,127       1,233,127
                                    =========     ==========    ==========     =========       =========

* Mr. Amies was a director but resigned in 2003. Landings Insurance is Mr. Amies' insurance agency which advanced the insurance premiums on behalf of the company.

     On November 2, 2004, the company issued 15,367 shares of restricted stock (at $0.25 per share, equal to the closing market price on November 1, 2004) to James Dacyszyn, a director, is satisfaction of $3,800 in accounts payable. In addition, the company granted warrants to purchase 15,367 shares of common stock (for two years, at an exercise price of $0.30 per share).

     Loans Owed to Officer and a Shareholder

     At December 31, 2004, the company owed Ronald D. Sloan, an officer and director, $34,195 for principal and accrued interest (at 7.5% per year) on various loans made by him to the company from 2001 through 2003. The amount of Mr. Sloan's obligation is net of $22,496 of loans repaid to him by the company in 2004.

     The company owes Robin Schwarz, an unaffiliated shareholder, $13,034 at December 31, 2004 consisting of unsecured loans in various amounts made in 2001 and 2002, at various dates, and interest ranging from 13.24% to 27.99%, due on demand.

 Item 14.  Principal Accounting Fees and Services

     (1) - (4) L.L. Bradford & Company, LLC billed us as follows for the years ended December 31, 2004 and 2003:

                                          Year Ended              Year Ended
                                       December 31, 2004       December 31, 2003

         Audit Fees (a)                 $      15,000             $    14,500

         Audit-Related Fees (b)         $         -0-             $       -0-

         Tax Fees (c)                   $       1,500             $     1,500

         All Other Fees (d):            $       2,130             $       750

         (a) Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

         (b) For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2004, and 2003, respectively.

         (c) For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2004 and 2003, respectively.

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

     (5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2004 (and 2003) were: Audit-Related Fees 81% (87%); Tax Fees 8% (9%); and All Other Fees 11% (4%).

Item 15. Exhibits and Reports on Form 8-K.  (Steve / Sharon to update)

(a)  Exhibits

Exhibit No.   Title of Exhibit
-----------   ----------------

 3.0          Articles of Incorporation......................................[1]

 3.1          Amendment to the Articles of Incorporation.....................[1]

 3.1(a)       Further Amendment to the Articles of Incorporation ............[5]

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

10.7          Management Consulting Agreement
              with Anthony F. Ciali..........................................[6]

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

10.18         [intentionally left blank]

10.19         Forbearance Agreement with Lender
              (first lender on Pisgah property)..............................[4]

10.20         Forbearance Agreement with Lender
              (second lender on Pisgah property).............................[4]

10.20(a)      Amendment to Forbearance Agreement with Lender
              (second lender on Forbearance Agreement).......................[6]

10.21         Arco Agreement.................................................[5]

14.           Code of Ethics...................................................*

31            Certification under Rule 13a-14(a) Anthony F. Ciali..............*
              Certification under Rule 13a-14(a) Ronald D. Sloan...............*

32            Certification under Rule 13a-14(b) Anthony F. Ciali..............*
              Certification under Rule 13a-14(b) Ronald D. Sloan...............*

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

[5] Incorporated by reference from the like-numbered exhibit from the company's Form 10-KSB for fiscal 2003.

[6] Incorporated by reference from the like-numbered exhibit from the company's Form 10-KSB for fiscal 2003.

(b)    Reports on Form 8-K.

     During the fourth quarter of the fiscal year ended December 31, 2004, the company did not file any report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                 CAN-CAL RESOURCES, Ltd.
                                                 (Registrant)


Date: April 4, 2005                         By:    /s/  Anthony F. Ciali
                                                 -------------------------------
                                                 Anthony F. Ciali, President and
                                                 Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



Date: April 4,2005                           By:  /s/  Anthony F. Ciali
                                                 -------------------------------
                                                  Anthony F. Ciali, Director


Date: April 4, 2005                          By:    /s/  John Brian Wolfe
                                                 -------------------------------
                                                  John Brian Wolfe, Director


Date: April 4, 2005                          By:    /s/  James Dacyszyn
                                                 -------------------------------
                                                  James Dacyszyn, Director

Date: April 4, 2005                          By    /s/  Ronald D. Sloan
                                                 -------------------------------
                                                  Ronald D. Sloan, Director