Form 10QSB
period 2005-03-31
CAN CAL RESOURCES LTD
filed 2005-05-23
CIK 1083848

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                         FORM 10-QSB

 X   Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange
---  Act of 1934
     For the fiscal quarter ended March 31, 2005

     Transition Report under Section 13 or 15(d) of the Securities Exchange Act --- of 1934.
     For the transition period from _____ to _____.

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
                                                         Yes    X      No
                                                              -----        -----


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

               Class                             Outstanding on May 20, 2005
----------------------------------          ------------------------------------
   Common Stock, Par Value $.001.                        18,872,068

Transitional Small Business Disclosure Format (Check one): Yes        No    X
                                                               -----      -----

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

     Such risks and uncertainties include, but are not limited to, the availability of metal ore; negative or inconsistent test results, the existence of precious metals in the metal ore available to the Company in an amount which permits their production on an economic basis; the Company's ability to drill holes and properly test and assay samples, and its ability to locate and acquire mineral properties which contain sufficient grades of precious metals and/or minerals; the Company's ability to sell a portion or all of any of its properties to larger mining companies, or to enter into agreements with larger mining companies to explore and possibly develop its properties; to produce precious metals on a commercial basis, the prices of precious metals; obtaining a mill or refinery to extract precious metals on an economic basis; the ability to maintain the facilities it currently utilizes; obtain permitting requirements for any mining and milling operations and pay the costs thereof; have good title to claims and equipment; and the Company's ability to obtain financing necessary to maintain its operations.

                                    CONTENTS



                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)                              4

            Condensed Statements of Operations (unaudited)                   5

            Condensed Statement of Stockholders' Deficit (unaudited)         6

            Condensed Statements of Cash Flows (unaudited)                   7

            Notes to Condensed Financial Statements (unaudited)           8-10

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-14

ITEM 3.     Controls and Procedures                                         14

PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities                                           15

ITEM 3.     Defaults Upon Senior Securities                                 15

ITEM 6.     Exhibits and Reports on Form 8-K                                15

            Signatures                                                      16

            Certifications                                               17-18

PART 1

ITEM 1 FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

                                                              March 31, 2005
                                                              --------------

Cash                                                          $      153,700
Accounts receivable                                                    8,000
Other current assets                                                   2,800
                                                              --------------
   Total current assets                                              164,500

                                                                      23,900

                                                                       8,600
                                                              --------------

                                                              $      197,000
                                                              ==============




Accounts payable and accrued liabilities                      $      571,400
Due to stockholder                                                    12,800
Notes payable-related parties - current portion                      403,800
                                                              --------------
   Total current liabilities                                         988,000
                                                              --------------


                                                                     988,000

                                                              --------------


Preferred stock; $0.001 par value; 10,000,000 shares
   authorized, no shares issued an outstanding                          --
Common stock; $0.001 par value; 100,000,000 shares
   authorized, 18,648,321 shares issued and outstanding               18,700
Additional paid-in capital                                         5,751,500
Accumulated deficit                                               (6,561,200)
                                                              --------------
   Total stockholders' deficit                                      (791,000)
                                                              --------------

                                                              $      197,000
                                                              ==============





                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                                Three months ended March 31
                                              --------------------------------
                                                  2005                2004
                                              ------------        ------------

Material sales                                $      8,500        $      5,700

Cost of sales                                        4,600               3,200
                                              ------------        ------------

   Gross profit                                      3,900               2,500

Expenses
   Exploration costs                                 6,600               2,900
   General and administrative expenses             126,100             187,100
                                              ------------        ------------

Loss from operations                              (128,800)           (184,600)

Other income (expense)
   Rental revenue                                    5,600               9,600
   Interest expense                                (15,300)           (306,400)
                                              ------------        ------------

Loss before provision for income taxes            (138,500)           (481,400)

Provision for income taxes                            --                  --
                                              ------------        ------------

Net loss                                      $   (138,500)       $   (481,400)
                                              ============        ============

Basic and diluted loss per common share       $      (0.01)       $      (0.03)
                                              ============        ============

Basic and diluted weighted average
   common shares outstanding                    18,269,583          14,175,734
                                              ============        ============











                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)

                                           Common Stock
                                      ------------------------    Additional                     Total
                                       Number of                   Paid-in     Accumulated    Stockholders'
                                        Shares        Amount        Capital       Deficit       Deficit
                                      -----------   ----------   ------------  ------------   -------------

Balance December 31, 2004              17,860,026   $   17,900   $ 5,591,300   $ (6,422,700)   $ (813,500)

Common shares issued for cash             707,500          700       140,800            --        141,500

Exercise of warrants for cash              50,000          100        10,900            --         11,000

Common shares  issued for services         30,795          --          6,300            --          6,300

Warrants granted for services                  --          --          2,200            --          2,200

Net loss                                       --          --            --        (138,500)     (138,500)
                                      -----------   ----------   -----------   ------------    ----------

Balance March 31, 2005                 18,648,321   $   18,700   $ 5,751,500   $ (6,561,200)   $ (791,000)
                                      ===========   ==========   ===========   ============    ==========















                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                       Three months ended March 31
                                                                       ---------------------------
                                                                         2005               2004
                                                                       ----------       ----------
Cash flows from operating activities:
   Net loss                                                            $(138,500)       $(481,400)
   Adjustments to reconcile net loss to net
    cash used by operating activities:
     Stock based compensation                                              8,500          311,600
     Depreciation and amortization                                         1,200            8,700
     Deemed interest expense                                                --              9,600
   Changes in operating assets and liabilities:
     Change in accounts receivable                                        (2,200)          (3,500)
     Change in accounts payable and accrued expenses                      65,800           58,100
                                                                       ---------        ---------
       Net cash used by operating activities                             (65,200)         (96,900)

Cash flows from financing activities:
   Change in due to stockholder                                             (200)          (1,400)
   Proceeds from issuance of common stock                                152,500          199,100
   Proceeds from advances for stock purchases                               --             21,000
   Change on notes payable related parties                                (2,000)            --
                                                                       ---------        ---------
       Net cash provided by financing activities                         150,300          218,700
                                                                       ---------        ---------

Net increase (decrease) in cash                                           85,100          121,800

Cash, beginning of period                                                 68,600           17,400
                                                                       ---------        ---------

Cash, end of period                                                    $ 153,700        $ 139,200
                                                                       =========        =========

Supplemental disclosure of cash flow information:
   Cash paid for income taxes                                          $    --          $    --
                                                                       =========        =========
   Cash paid for interest                                              $    --          $    --
                                                                       =========        =========

Schedule of non-cash financing activities:
   Issuance of common stock for satisfaction of accounts payable
     and accrued liabilities                                           $    --          $ 225,600
                                                                       =========        =========

   Issuance of common stock for principal payment on
     notes payable-related parties                                     $    --          $  82,700
                                                                       =========        =========

   Issuance of common stock for receivable                             $    --          $  10,000
                                                                       =========        =========

   Accrued interest added to principal on notes payable                $   2,500        $   6,000
                                                                       =========        =========





                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.   BASIS OF PRESENTATION
     ---------------------

     The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of Can-Cal Resources Ltd ("the Company").

     The interim financial statements present the condensed balance sheet, statements of operations, stockholders' deficit and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

     The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3.   ACCOUNTS PAYABLE AND ACCRUED LIABILITIES
     ----------------------------------------

     Accounts payable and accrued liabilities consist of the following as of March 31, 2005:

        Accrued interest                                    $     176,700
        Accrued officers salary payables                          215,100
        Accounts payable                                           71,300
        Accrued payroll taxes                                     106,400
        Unearned revenues                                           1,900
                                                            -------------
                                                            $     571,400
                                                            =============

                              CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


4.   NOTES PAYABLE-RELATED PARTIES
     -----------------------------

     Notes payable consisted of the following as of March 31, 2005:

        Note payable to a stockholder, secured by real property,
        bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
        (Note:  The Company is in default of interest payments
        totaling  $144,000 but is currently negotiating forbearance
        on collection of the interest)                                  $    300,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing June 2005                                 32,900

        Note payable to a stockholder, secured by real property,
        bearing interest at 8.0% per annum, maturing August 2005              31,400

        Note payable to a stockholder, secured by real property,
        bearing interest at 8.0% per annum, maturing July 2005                29,000

        Note payable to a stockholder, secured by real property,
        bearing interest at 8.0% per annum, maturing May 2005                  8,000

        Note payable to a stockholder, unsecured, bearing interest
        at 7.5% per annum, maturing February 2006                              2,500
                                                                        ------------


        Current portion (amounts due within one year)                   $    403,800
                                                                        ============

                              CAN-CAL RESOURCES LTD
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


5.   STOCK AND WARRANTS FOR SERVICES
     -------------------------------

     During the three months ended March 31, 2005, the Company issued 30,795 shares of the Company's common stock to unrelated third parties for services approximating $6,300. In addition, the Company granted warrants to purchase an additional 13,575 shares of the Company's common stock to one of these individuals. The warrants were fully vested upon grant with an exercise price of $0.25 per share, expire in two years, and were valued at approximately $2,200 using the Black Scholes pricing model.


6.   COMMITMENTS AND CONTINGENCIES
     -----------------------------

     Operating leases - The Company operates from two leased facilities; one in Nevada under a non-cancelable operating lease and one in New Jersey which is cancelable with a 3 month notice following the first 6 months. The leases call for a monthly base rent of approximately $1,500 and $1,000 which end during September 2005 and June 2005, respectively. Future minimum lease payment through the term of the lease in 2005 total $12,000.


7.   GOING CONCERN
     -------------

     The Company incurred a net loss of approximately $138,500 for the three months ended March 31, 2005. The Company's current liabilities exceed its current assets by approximately $823,500 as of March 31, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

     The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


8.  SUBSEQUENT EVENTS
    ----------------

     During April 2005, the Company issued 5,000 restricted shares of common stock for cash totaling $1,000. These securities were issued to a Canadian resident, in reliance on the exemption from registration available under Regulation S.

     Also, during April 2005, the Company issued 111,607 and 107,143 restricted shares of common stock to Minera Apolo S.A de C.V. ("Minera Apolo"), a private Mexican company, in connection with two option agreements signed in March 2005 by the Company's wholly owned Mexican subsidiary, Sierra Madre Resources S.A. de C.V. ("SMR"), for the acquisition of 29 gold-silver concessions located in Zacatecas State, Mexico, covering approximately 3,100 hectares (approximately 7,700 acres). Each of the agreements provide for a 90-day due diligence period before SMR is required to exercise its respective options. Upon signing the agreements, SMR was required to pay Minera Apolo $25,000 and $24,000, respectively, denominated in restricted shares of common stock of the Company, priced at the Company's average closing share price on the Over-The-Counter Bulletin Board for the five trading days preceding the signings.

     In May 2005, Mr. Anthony F. Ciali resigned as President & CEO and a director of the Company, and Mr. Ronald D. Sloan, Chairman, was appointed by the Board of Directors as interim President & CEO.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)  PLAN OF OPERATION.

     Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. As part of its growth strategy, the Company will continue to focus its future activities in Mexico and will initiate a reevaluation of its North American properties beginning during the second quarter of 2005, through in-house and independent analyses. The extent of these activities will be subject to available funding. Management intends to maximize exploration and evaluation expenditures by utilizing a focused approach to generative exploration, while simultaneously seeking out potential near-term production properties.

     The Company presently has gold exploration projects located in Mexico, California and Arizona. Since June 2003, Management has investigated several mining properties in Mexico. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V. ("SMR"), which is the Company's principal vehicle for acquisitions in Mexico.

     In 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project, consisting of a land package of 463 hectares (approximately 1,140 acres) that is owned by a private Mexican individual. Also, in 2004, the Company applied to Mexico's Director General of Mines for a gold-silver mineral concession, referred to as the Arco 2 Project, which includes a land package of 2,918 hectares (approximately 7,178acres). The Arco 2 concession is contiguous with, and extends 7 kilometers to the north of, the Arco Project. The Arco and Arco 2 Projects are located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen. During May - July 2004, SMR mapped the Arco concession and conducted two rock chip sampling programs of the project's veins, which produced encouraging gold assay results and identified new vein structures. The Arco Project has been advanced to the drill-ready stage. The timing of SMR's initiation of this drilling program is subject to available financing.

     In March 2005, the Company signed two option agreements to acquire interests in the mining rights to 29 gold-silver concessions, covering approximately 3,100 hectares (approximately 7,700 acres). The concessions are located in a historic mining district in the Municipality of Pinos, Zacatecas State, Mexico (the "Pinos District") and are owned by a private Mexican company, Minera Apolo S.A. de C.V. ("MA"). SMR and MA have signed an Exploration and Exploitation Agreement (the "Agreement"), whereby SMR can earn a 51% Joint Venture ("JV") interest in an approximate 130 hectare area, referred to as the Catanava Block, covered by all, or portions of, 7 of the 29 concessions. SMR and MA have also signed a Letter of Intent (the "LOI"), whereby SMR can separately acquire a 100% interest in the mining rights to the remaining hectares not covered by the Agreement. Both the Agreement and the LOI contain an option (the "Option"), whereby SMR has a 90-day period to conduct due diligence and whatever geological programs it deems appropriate before electing to proceed with the exploration and exploitation of the concessions.

     In order for SMR to earn its 51% interest in the Catanava Block JV Agreement, SMR was required to pay MA the equivalent of US$25,000 in equity consideeration, upon signing the Agreement, payable in restricted shares of common stock of the Company which amounted to 111,607 restricted shares. If SMR exercises its Option in the Agreement, SMR must pay MA an additional $50,000, payable US$25,000 in cash and US$25,000 in restricted shares of common stock of the Company, and MA would be entitled to receive future quarterly minimum advance royalty payments, ranging from US$5,000 three months following SMR's exercise of its Option to US$25,000 per quarter one year later, and a future quarterly 1% Net Smelter Return Royalty. SMR, as operator of the JV, will be responsible for funding the JV's expenditures until commercial production commences, defined as achieving a minimum production rate of 3,250 tons per month ("TPM") (approximately 130 tons per day ("TPD")) within fifteen months of exercising its Option. The time period may be extended by SMR, but the advance minimum royalty payments to MA will be doubled during any extension period, until the minimum production rate is achieved. SMR may terminate the Agreement at any time, by providing MA with thirty days advance written notice.

     Upon signing the LOI, SMR was required to pay MA US$24,000, payable in restricted shares of common stock of the Company, which amounted to 107,143 restricted shares. If SMR exercises its Option in the LOI, SMR will earn its 100% interest in the mineral rights to the concessions by: a.) paying outstanding mining taxes and related penalties and interest on four of the concessions, b.) paying MA semi-annual advance minimum royalty payments, starting with a US$20,000 payment on January 1, 2006 and increasing to US$50,000 per payment in 2006, US$55,000 per payment in 2007 and US$60,000 per payment in 2008 and thereafter, c.) paying MA a future quarterly 3.0% Net Smelter Return Royalty, d.) incurring minimum annual work commitments of $250,000 in 2006, $500,000 in 2007 and $1,250,000 in 2008; there are no minimum work commitments in 2005, and e.) initiating commercial production at the minimum rate of 600 TPD within two years of electing to proceed with the development of a mine. SMR may terminate the agreement at any time, by providing MA with thirty days advance notice.

     The Company intends to continue to attempt to develop industrial sales for the volcanic materials located on the Pisgah property, as a follow up to the limited industrial sales attained in 2004 and 2003. In addition to developing industrial sales, small-scale in-house and independent analyses of Pisgah material is planned for the second quarter 2005.

     The Company presently has one full-time employee and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)  LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

        As of March 31, 2005, the Company had a working capital deficit of $823,500 and approximately $153,700 cash was available to sustain operations, which would cover the Company's planned activities through June 2005, at a minimum. The working capital deficit as of December 31, 2004 was $847,200 and approximately $68,600 cash was available. We may seek additional capital by the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK"), whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 on terms to be negotiated. The agreement has been extended at six-month intervals and is presently effective through July 28, 2005 and may be terminated or extended by either party upon 15 days advance notice in writing. As of March 31, 2005, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

        The Company had sales of $8,500, and gross profit of $3,900, from the sale of cinder materials during the three-month period ended March 31, 2005, compared with sales of $5,700 and gross profit of $2,500 for the three-month period ended March 31, 2004. The Company sustained a net loss of $138,500 for the three-month period ended March 31, 2005, compared to a net loss of $481,400 for the three-month period ended March 31, 2004. The substantially reduced net loss in the 2005 period was principally due to a $291,100 decrease in interest expense and a $61,000 decrease in general and administrative expenses. The lower interest expense was principally due to a $277,300 non-cash charge recorded during the three-month period ending March 31, 2004, using the Black Scholes model, to record the value of 1,233,127 warrants granted to various shareholders in connection with the conversion of $82,687 of related party notes payable and $225,595 of accrued salary into 1,233,127 restricted common shares of the Company at $0.25 per share and an equal amount of warrants exercisable at $0.30 over a two-year term from March 1, 2004. These conversions eliminated $308,282 in liabilities from the Company's balance sheet.

     The $61,000 decrease in general and administrative expenses during the three-month period ended March 31, 2005 compared to the same period in 2004 was principally due to:

  o Consulting decreased by $25,700, due to lower consulting geological and investor relations services.

  o Professional fees decreased by $30,900, due to lower legal and audit fees and $21,400 in fees and advance expenses paid to IBK in January 2004, in connection with the proposed $1 million financing arrangement noted above.

  o Depreciation and amortization decreased by $7,600 as various assets had been fully depreciated / amortized by the end of 2004.

  o Travel and Entertainment expenses decreased by $3,700, due to lower consulting geological services and related international travel and lower travel expenses in general.

  o Office rent increased by $4,400, principally due to the opening of a second office in July 2004.

     Net cash used by operating activities amounted to approximately $65,200 for the three-month period ended March 31, 2005, compared with approximately $96,900 for the same period in 2004, principally reflecting the decreased level of general and administrative expenses. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $152,500 for the three-month period ended March 31, 2005 compared to approximately $199,100 for the same period in 2004.

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

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

(c) During the three months ended March 31, 2005, we sold 707,500 restricted common shares to 20 Canadian residents for a total of $141,500, and issued warrants to purchase 707,500 restricted common shares, exercisable at $0.25 per share. In addition, a prior U.S. shareholder exercised other warrants, at exercise prices ranging from $0.22, for proceeds of $11,000, which resulted in the issuance of 50,000 restricted common shares. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under
Section 4(2) of the 1933 Act.

     We also issued, for services, 30,795 restricted common shares for a total value of $6,300 and granted 13,575 warrants (exercisable for two years at $0.25 per share) valued at $2,200 based on the Black Scholes model. These securities were issued to two Canadian residents, in reliance on the exemption from registration available under Regulation S, and one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.

     No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003 and 2004 (a total of $144,000) on a note payable of $300,000, but is currently negotiating forbearance on collection of the interest

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.                                                      Page No.
                                                                        --------

            31   Certifications Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002.......................  17

            32   Certifications pursuant to Section 1350 of
                 Chapter 63 of Title 18 of the United States Code........  18

     (b)  Reports on Form 8-K

          April 7, 2005 Form 8-K of the Company filed with the SEC reporting the Company's wholly owned Mexican subsidiary has signed two option agreements to acquire mining rights in the Pinos District of Mexico with a private Mexican company, Minera Apolo S.A. de C.V.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   CAN-CAL RESOURCES LTD.
                                   (REGISTRANT)



Date:  May 23, 2005                By:    /s/  Ronald D. Sloan
                                        ----------------------------------------
                                        RONALD D. SLOAN,
                                        Chief Executive Officer and President