Form 10QSB/A
period 2005-03-31
CAN CAL RESOURCES LTD
filed 2005-05-26
CIK 1083848

UNITED STATES
                              SECURITIES AND EXCHANGE COMMISSION
                                    WASHINGTON, D.C.  20549

                                         FORM 10-QSB/A

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

                                    CONTENTS



                                                                        PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)                              4

            Condensed Statements of Operations (unaudited)                   5

            Condensed Statement of Stockholders' Deficit (unaudited)         6

            Condensed Statements of Cash Flows (unaudited)                   7

            Notes to Condensed Financial Statements (unaudited)           8-10

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                11-14

ITEM 3.     Controls and Procedures                                         14

PART II.    OTHER INFORMATION

ITEM 2.     Changes in Securities                                           15

ITEM 3.     Defaults Upon Senior Securities                                 15

ITEM 6.     Exhibits and Reports on Form 8-K                                15

            Signatures                                                      16

            Certifications                                               50-51

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

     (a) Exhibits.                                                      Page No.
                                                                        --------

            10.2 Agreement for Exploration and Exploitation
                 of Mining Project Between Minera Apolo S.A.
                 de C.V and Can-Cal Resources, Ltd.
                 (Pinos District Joint Venture)                            17

            10.3 Letter of Intent Between Minera Apolo S.A.
                 de C.V and Sierra Madre Resources S.A. de
                 C.V. regarding Pinos District Joint Venture               37


            31   Certifications Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002.......................  38

            32   Certifications pursuant to Section 1350 of
                 Chapter 63 of Title 18 of the United States Code........  39

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


                                   CAN-CAL RESOURCES LTD.
                                   (REGISTRANT)



Date:  May 26, 2005                By:    /s/  Ronald D. Sloan
                                        ----------------------------------------
                                        RONALD D. SLOAN,
                                        Chief Executive Officer and President