Form 10QSB/A
period 2005-03-31
CAN CAL RESOURCES LTD
filed 2005-05-27
CIK 1083848

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

     (a) Exhibits.                                                      Page No.
                                                                        --------

            10.2 Agreement for Exploration and Exploitation
                 of Mining Project Between Minera Apolo S.A.
                 de C.V and Can-Cal Resources, Ltd.
                 (Pinos District Joint Venture)                            17

            10.3 Letter of Intent Between Minera Apolo S.A.
                 de C.V and Sierra Madre Resources S.A. de
                 C.V. regarding Pinos District Joint Venture               37


            31   Certifications Pursuant to Section 302
                 of the Sarbanes-Oxley Act of 2002.......................  50

            32   Certifications pursuant to Section 1350 of
                 Chapter 63 of Title 18 of the United States Code........  51

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


                                   CAN-CAL RESOURCES LTD.
                                   (REGISTRANT)



Date:  May 27, 2005                By:    /s/  Ronald D. Sloan
                                        ----------------------------------------
                                        RONALD D. SLOAN,
                                        Chief Executive Officer and President