Form 10QSB
period 2005-06-30
CAN CAL RESOURCES LTD
filed 2005-08-15
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

   X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended June  30, 2005

  ___ Transition  Report under Section 13 or 15(d) of the  Securities  Exchange
      Act of 1934.
      For the transition period from _____ to _____.

      Commission File No. 0-26669

                            Can-Cal Resources Ltd.
		----------------------------------------------
                (Name of Small Business Issuer in its charter)

               Nevada                                   88-0336988
   -------------------------------	   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                  2500 Vista Mar Drive, Las Vegas, NV  89128
		  ------------------------------------------
                   (Address of principal executive offices)

                                (702)  243-1849
			  ---------------------------
                          (Issuer's telephone number)

                                      N/A
-------------------------------------------------------------------------------
(Former name, former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 	Yes  [X]      No   [ ]


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding on August 11, 2005
   ------------------------------	      ------------------------------
   Common Stock, Par Value $.001.                    18,972,071

Transitional Small Business Disclosure Format (Check one): Yes  [ ]  No  [X]

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

                                   CONTENTS



                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)                         4

            Condensed Statements of Operations (unaudited)              5

            Condensed Statement of Stockholders' Deficit (unaudited)    6

            Condensed Statements of Cash Flows (unaudited)              7

            Notes to Condensed Financial Statements (unaudited)      8-10

ITEM 2.	    Changes in Securities				       11

ITEM 3.     Controls and Procedures                                    11

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings

ITEM 2.     Changes in Securities                                      12

ITEM 3.     Defaults Upon Senior Securities                            12

ITEM  4.    Submission of Matters to a Vote of Security Holders

ITEM 5.     Other information

ITEM 6.     Exhibits and Reports on Form 8-K                           12

            Signatures                                                 13

            Certifications                                          14-15

PART 1

ITEM 1 FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD.
                            CONDENSED BALANCE SHEET
                                  (UNAUDITED)

                                     ASSETS

								 June 30, 2005
								---------------

Current assets
  Cash			 					$	109,300
  Accounts receivable							  5,500
  Other current assets							  1,900
								---------------
	Total current assets						116,700

Fixed assets, net							 22,700

Other assets, net							 10,600
								---------------
Total assets				 			$	150,000
								===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities			$	608,700
  Due to stockholder			12,700
  Notes payable-related parties - current portion			400,300
								---------------
	Total current liabilities		 		      1,021,700
								---------------

Total liabilities						      1,021,700

Commitments and contingencies						     --

Stockholders' deficit
  Preferred stock; $0.001 par value; 10,000,000 shares
	authorized, no shares issued an outstanding			     --
  Common stock; $0.001 par value; 100,000,000 shares
	authorized, 18,972,071 shares issued and outstanding	 	 19,000
  Additional paid-in capital					      5,821,300
  Accumulated deficit						     (6,712,000)
								---------------
	Total stockholders' deficit				       (871,700)
								---------------

Total liabilities and stockholders' deficit			$	150,000
								===============



                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)




					Three Months Ended June 30,		Six Months Ended June 30,
					2005		2004			2005		2004
					-----------------------------		------------------------------

Material sales			 	$	2,900 	$	9,400 		$	11,400 	$	15,100

Cost of sales			 		4,800 		5,100	 		 9,400 		 8,200
					-------------	-------------		--------------	--------------
	Gross profit		 	       (1,900)		4,300	 		 2,000 		 6,900

General and administrative expenses	      165,900 	      160,500	 	       298,800 	       347,800
					-------------	-------------		--------------	--------------
Loss from operations			     (167,800)	     (156,200)		      (296,800)	      (340,900)

Other income (expense)
  Rental revenue				5,600 	       11,600	 		11,300 		21,300
  Confessional Judgement		       26,500	 	   --	 		26,500	 	    --
  Interest expense			      (15,100)	      (22,000)		       (30,300)	      (328,400)
					-------------	-------------		--------------	--------------
Loss before provision for income taxes	     (150,800)	     (166,600)		      (289,300)	      (648,000)

Provision for income taxes			   --	 	   --		 	    --	 	    --
					-------------	-------------		--------------	--------------
Net loss				$    (150,800)	$    (166,600)		$     (289,300)	$     (648,000)
					=============	=============		==============	==============
Basic and diluted loss per common share	$	(0.01)	$	(0.01)		$	 (0.02)	$	 (0.04)
					=============	=============		==============	==============
Basic and diluted weighted average
	common shares outstanding	   18,865,079 	   16,095,500	 	    18,972,071 	    15,135,600
					=============	=============		==============	==============


                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                  CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (UNAUDITED)


                                             Common Stock
                                       ------------------------    Additional                     Total
                                        Number of                   Paid-in      Accumulated    Stockholders'
                                         Shares        Amount        Capital       Deficit       Deficit
                                       -----------  ----------   ------------   ------------   -------------


Balance December 31, 2004		17,860,026  $	17,900	 $  5,591,300 	$ (6,422,700)  $    (813,500)

Common shares issued for cash		   707,500 	   700 	      140,800 		  -- 	     141,500

Common warrant shares issued for cash	    50,000 	   100 	       10,900 		  -- 	      11,000

Common shares  issued for services	    30,795 	    -- 		6,300 		  -- 	       6,300

Warrants granted for services			-- 	    -- 		2,200 			       2,200

Common shares issued for cash		     5,000 	    -- 		1,100	 	  -- 	       1,100

Common shares  issued for services	   318,750 	   300 	       68,700 		  -- 	      69,000

Net loss					-- 	    -- 		   -- 	    (289,300)	    (289,300)
                                       -----------  ----------   ------------   ------------   -------------

Balance June 30, 2005			18,972,071 	19,000 	    5,821,300 	  (6,712,000)	    (871,700)
				       ===========  ==========	 ============	============   =============


                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)





								     Six Months Ended June 30,
								 -------------------------------
								 2005		  2004
								 ---------------  --------------

Cash flows from operating activities:
  Net loss							 $	(289,300) $	(648,000)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
  Stock based compensation						  77,500 	  46,700
  Depreciation and amortization						   2,300 	  15,600
  Interest expense for warrants granted					      -- 	 277,300
  Deemed interest expense						      -- 	  17,600
  Changes in operating assets and liabilities:
  Change in accounts receivable						     300 	  (1,700)
  Change in other assets						  (1,100)
  Change in accounts payable and accrued expenses			 100,700 	 150,900
								 ---------------  --------------
	Net cash used by operating activities				(109,600)	(141,600)

Cash flows from investing activities:
  Purchase of fixed assets						       - 	  (6,000)
								 ---------------  --------------
	Net cash provided (used) by investing activities		       - 	  (6,000)

Cash flows from financing activities:
  Change in due to stockholder						    (300)	  (2,200)
  Proceeds from issuance of common stock				 153,600 	 246,800
  Proceeds from advances for stock purchases				      -- 	  21,000
  Proceeds from borrowing on notes payable-related parties		      -- 	   6,000
  Change on notes payable related parties				  (3,000)	 (52,000)
								 ---------------  --------------
	Net cash provided by financing activities		 	 150,300 	 219,600
								 ---------------  --------------
Net increase (decrease) in cash						  40,700 	  78,000

Cash, beginning of period						  68,600 	  17,400
								 ---------------  --------------
Cash, end of period						 $	 109,300  $	  89,400
								 ===============  ==============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes					 $	      --  $	      --
								 ===============  ==============
  Cash paid for interest					 $	  30,354  $	      --
								 ===============  ==============
Schedule of non-cash financing activities:
  Issuance of common stock for satisfaction of accounts payable
	and accrued liabilities					 $	      --  $	 225,600
								 ===============  ==============
  Issuance of common stock for principal payment on
	notes payable-related parties				 $	      --  $	  82,700
								 ===============  ==============
  Issuance of common stock for receivable			 $	      --  $	  10,000
								 ===============  ==============
  Issuance of common stock in satisfaction of advances for
	stock purchases						 $	      --  $	  21,000
								 ===============  ==============
  Issuance of common stock for conversion of convertible note
	payable-related party, including accrued interest of	 $	      --  $	  99,700
								 ===============  ==============
  Issuance of common stock for services				 $	  77,500
								 ===============  ==============
  Accrued interest added to principal on notes payable				  $	      --
								 ===============  ==============




                 See Accompanying Notes to Financial Statements

                             CAN-CAL RESOURCES LTD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)





1. .  BASIS OF PRESENTATION

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

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

ACCOUNTS PAYABLE  AND  ACCRUED  LIABILITIES CONSIST OF THE FOLLOWING AS OF JUNE
            30, 2005:

      Accrued interest                                     $  187,900
      Accrued officers salary payables                        230,200
      Accounts payable                                         60,500
      Accrued payroll taxes                                   111,400
      Unearned revenues                                        18,700
							   ----------
                                                           $  608,700
							   ==========

4. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of  June 30, 2005:

      Note payable to a stockholder, secured by real property,
      bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
      (Note:  The Company is in default of interest payments
      totaling  $168,000 but is currently negotiating forbearance
      on collection of the interest)                       		$300,000

      Note payable to a stockholder, unsecured, bearing interest
      at 7.5% per annum, maturing June 2006                      	  31,600

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing August 2005   	  31,400

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing July 2005     	  29,000

      Note payable to an stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing November 2005  	   8,300
									--------

      Current portion (amounts due within one year)        		$400,300
									========

5.    STOCK AND WARRANTS FOR SERVICES

   During the six months ended June 30, 2005, the Company issued 349,545 shares of the Company's common stock to individuals and corporations for services approximating $77,500. In addition, the Company granted warrants to purchase an additional 13,575 shares of the Company's common stock to one of the individuals. The warrants were fully vested upon grant with an exercise price of $0.25 per share, expire in two years, and were valued at approximately $2,200 using the Black Scholes pricing model.


6.    COMMITMENTS AND CONTINGENCIES

      Operating leases - The Company operates from two leased facilities; one in Nevada under a non-cancelable operating lease and one in New Jersey which is cancelable with a 3 month notice following the first 6 months. The leases call for a monthly base rent of approximately $1,500 and $1,000 which ends during September 2005 and June 2005, respectively. Future minimum lease payment through the term of the lease in 2005 total $12,000.


7. GOING CONCERN

      The Company incurred a net loss of approximately $289,300 for the six months ended June 30, 2005. The Company's current liabilities exceed its current assets by approximately $905,000 as of June 30, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


8. SUBSEQUENT EVENTS

   During July 2005 the Company decided that following extensive consultation, and based on the Company's due diligence review, that it will not proceed on its proposed joint venture with Minera Apolo S.A. de C.V. ("Minera") otherwise known as the "Pinos Project". The Pinos project consisted of 29 gold and silver concessions located in Pinos, Zacatecas State, Mexico.

ITEM 2.  CHANGES IN SECURITIES

       During the three months ended June 30, 2005, we issued to Minera Apolo SA de CV, a Mexican corporation, two share certificates for restricted voting common stock of the Company in connection with a Joint Venture Agreement.that has now been terminated as follows: 107,143 shares at $0.224 per share for a value of $24,000 and 111,607 shares at $0.224 per share for a total value of $25,000.
This transaction was authorized on April 7, 2005.

     During this period, we further issued to Jeffrey Whitford, a Canadian resident, for investment relation services performed, 100,000 shares of restricted voting common stock at a price of $0.20 for a value of $20,000. This transaction was authorized on April 21, 2005

   During this period, we also issued Stuart Cameron 5000 shares of restricted voting common stock at $0.20 per share and 5000 restricted warrants exerciseable at $0.25_ per share for cash consideration of $1000. This transaction was authorized on June 20, 2005.

     These securities were issued to the Canadian and Mexican residents, in reliance on the exemption from registration available under Regulation S, and to one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.

       No commissions were paid in connection with these transactions


ITEM 3.CONTROLS AND PROCEDURES

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

                             PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

      On June 6, 2005, the Company settled a lawsuit against a former law firm to collect a judgment rendered for the law firm's theft of Company funds from its attorney trust account.

      The judgment amount owed to the Company as of August 31, 2004 was $88,793. The amount received under the settlement was $40,000. The Company received $26,506.11 after payment of contingency collection and attorney fees.

ITEM 2.  CHANGES IN SECURITIES

      During the three months ended June 30, 2005, we issued to Minera Apolo SA de CV, a Mexican corporation, two share certificates for restricted voting common stock of the Company in connection with a Joint Venture Agreement.that has now been terminated as follows: 107,143 shares at $0.224 per share for a value of $24,000 and 111,607 shares at $0.224 per share for a total value of $25,000. This transaction was authorized on April 7, 2005.

     During this period, we further issued to Jeffrey Whitford, a Canadian resident, for investment relation services performed, 100,000 shares of restricted voting common stock at a price of $0.20 for a value of $20,000. This transaction was authorized on April 21, 2005

   During this  period, we also issued Stuart Cameron 5000 shares of restricted
voting  common  stock   at   $0.20  per  share  and  5000  restricted  warrants
exerciseable at $0.25 _ per share for cash consideration of $1000. This transaction was authorized on June 20, 2005.

     These securities were issued to the Canadian and Mexican residents, in reliance on the exemption from registration available under Regulation S, and to one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.

      No commissions were paid in connection with these transactions


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003 , 2004 and the first two quarters of 2005 (a total of $168,000) on a note payable of $300,000, but is currently negotiating forbearance on collection of the interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

 The Company and its wholly owned Mexican subsidiary, Sierra Madre Resources S.A. de C.V. ("SMR"), announced on July 18, 2005 that following extensive consultation, and based on the Company's due diligence review, that it would not proceed on its proposed joint venture with Minera Apolo S.A. de C.V. ("Minera") otherwise known as the "Pinos Project". The Pinos project consisted of 29 gold and silver concessions located in Pinos, Zacatecas State, Mexico.

The Company's decision is consistent with its joint venture agreement and letter of intent with Minera. Both the Agreement and the LOI contained an option whereby the Company had a 90-day period to conduct due diligence it deemed appropriate before electing to proceed with the exploration and exploitation of the concessions. Minera was paid an initial 107,143 shares of the Company's restricted common stock, equivalent to $24,000 in equity. Based on the Company's decision not to proceed with the Pinos Project, Minera was paid an additional 111,607 shares of the Company's restricted common stock, equivalent to $25,000 in equity.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)   Exhibits.                                                  Page No.


            31    Certifications Pursuant to Section 302
                  of the Sarbanes-Oxley Act of 2002....................      50

            32    Certifications pursuant to Section 1350 of
                  Chapter 63 of Title 18 of the United States Code.....      51

      (b)   Reports on  Form 8-K

            July 21, 2005 Form 8-K of the Company filed with the SEC reporting the Company's termination of two option agreements to acquire mining rights in the Pinos District of Mexico with a private Mexican company, Minera Apolo S.A. de C.V.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  August 11, 2005

By:   /s/  Ronald D. Sloan
      --------------------
      RONALD D. SLOAN,
      Chief Executive Officer and
      President

                                    CERTIFICATION

      I, Ronald D. Sloan, certify that:

1. I have reviewed this quarterly report on Form 10-QSB/A of Can-Cal Resources Ltd.;

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

DATED this 11th day of August, 2005.


By:   /s/  Ronald D. Sloan
      --------------------
      RONALD D. SLOAN,
      Chief Executive Officer and
      President

                                                                     EXHIBIT 32


             CERTIFICATION PURSUANT TO SECTION 1350 OF CHAPTER 63
                     OF TITLE 18 OF THE UNITED STATES CODE

                            as adopted pursuant to

                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


      I, Ronald D. Sloan, the chief executive officer and chief financial officer of Can-Cal Resources Ltd., certify that (i) the Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2005, as filed by the Company with the Securities and Exchange Commission, to which this Certification is an Exhibit, fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934, as amended; and (ii) the information contained in the Form 10-QSB financial statements fairly presents, in all material respects, the financial condition and results of operations of Can-Cal Resources Ltd.


Date:  August 11, 2005

By:   /s/  Ronald D. Sloan
      --------------------
      RONALD D. SLOAN,
      Chief Executive Officer and
      President


This certification accompanies this Report pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and shall not be deemed filed by the Company for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

A signed original of this written statement required by Section 906 has been provided to Can-Cal Resources Ltd. and will be retained by Can-Cal Resources Ltd. and furnished to the Securities and Exchange Commission or its staff upon request.