Form 10QSB
period 2005-09-30
CAN CAL RESOURCES LTD
filed 2005-11-22
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB/A

 _X_   Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended September  30, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                    	     Yes __X__ No _____


                     APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                        Outstanding on November 21, 2005
   ------------------------------	     --------------------------------
   Common Stock, Par Value $.001.                       18,972,071

Transitional Small Business Disclosure Format (Check one): Yes _____ No __X__.












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




                             CAN-CAL RESOURCES LTD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)





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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS








                         CAN-CAL RESOURCES LTD.
                        CONDENSED BALANCE SHEET
                              (UNAUDITED)


ASSETS

						       September 30, 2005
						       ------------------

Current assets
  Cash							 $	60,700
  Accounts receivable						     0
  Other current assets			 			 1,900
							 -------------
	Total current assets					62,600

Fixed assets, net						23,500

Other assets, net						10,600
							 -------------
Total assets						 $	96,700
							 =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities		 $     626,300
  Due to stockholder						12,500
  Notes payable-related parties - current portion	       395,300
							 -------------
	Total current liabilities	 		     1,034,100
							 -------------

Total liabilities					     1,034,100

Commitments and contingencies					    --

Stockholders' deficit
  Preferred stock; $0.001 par value; 10,000,000 shares
    authorized, no shares issued an outstanding			    --
  Common stock; $0.001 par value; 100,000,000 shares
    authorized, 18,972,071 shares issued and outstanding 	19,000
  Additional paid-in capital				     5,821,300
  Accumulated deficit					    (6,777,700)
							 -------------
	Total stockholders' deficit			      (937,400)
							 -------------
Total liabilities and stockholders' deficit		 $	96,700
							 =============




                 See Accompanying Notes to Financial Statements

                             		      CAN-CAL RESOURCES LTD.
                       			CONDENSED STATEMENTS OF OPERATIONS
                                  		    (UNAUDITED)




					Three Months Ended September 30		Nine Months Ended September 30
					-------------------------------		------------------------------
					    2005	       2004		     2005	      2004
					------------	  -------------		--------------	  ------------


Material sales				$	  -- 	  $	  6,600 	$	11,400 	  $	21,700

Cost of sales					  50 		  4,000 		 9,400 		12,300
					------------	  -------------		--------------	  ------------
   Gross profit					 (50)		  2,600 		 2,000 		 9,400

General and administrative expenses	      60,900 		160,000 	       359,600 	       507,700
					------------	  -------------		--------------	  ------------
Loss from operations			     (60,950)	       (157,400)	      (357,600)	      (498,300)

Other income (expense)
   Rental revenue			      10,625 		  5,600 		21,800 		26,900
   Confessional Judgement			  		     -- 		26,500
   Interest expense			     (15,300)		(17,500)	       (45,700)	      (345,900)
					------------	  -------------		--------------	  ------------
Loss before provision for income taxes	     (65,625)	       (169,300)	      (355,000)	      (817,300)

Provision for income taxes			  --	 	     --		 	    --	 	    --
					------------	  -------------		--------------	  ------------
Net loss				$    (65,625)	  $    (169,300)	$    (355,000)	  $   (817,300)
					============	  =============		=============	  ============
Basic and diluted loss per common share	$      (0.00)	  $	  (0.01)	$	(0.02)	  $	 (0.05)
					============	  =============		=============	  ============
Basic and diluted weighted average
	common shares outstanding	  18,972,071 	    17,056,989	 	    18,972,071 	    15,780,746




                 See Accompanying Notes to Financial Statements

                             		  CAN-CAL RESOURCES LTD.
                  		CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  		(UNAUDITED)


                                             Common Stock
                                       ------------------------    Additional                     Total
                                        Number of                   Paid-in      Accumulated    Stockholders'
                                         Shares        Amount        Capital       Deficit       Deficit
                                       -----------  ----------   ------------   ------------   -------------


Balance December 31, 2004		17,860,026  $   17,900	 $  5,591,300 	$ (6,422,700)  $    (813,500)

Common shares issued for cash		   707,500 	   700 	      140,800 		  -- 	     141,500

Common warrant shares issued for cash	    50,000 	   100 	       10,900	 	  -- 	      11,000

Common shares  issued for services	    30,795 	    -- 		6,300	 	  -- 	       6,300

Warrants granted for services						2,200 			       2,200

Common shares issued for cash		     5,000 			1,100 		  -- 	       1,100

Common shares  issued for services	   318,750 	   300 	       68,700 		  -- 	      69,000

Net loss					-- 	    -- 		   -- 	    (355,000)	    (355,000)
                                       -----------  ----------   ------------   ------------   -------------
Balance September 30, 2005		18,972,071  $   19,000 	 $  5,821,300 	$ (6,777,700)  $    (937,400)
				       ===========  ==========	 ============	============   =============




                 See Accompanying Notes to Financial Statements

                             	    CAN-CAL RESOURCES LTD.
                       	     CONDENSED STATEMENTS OF CASH FLOWS
                                  	 (UNAUDITED)




							 	Nine Months Ended September 30
								------------------------------
							       	     2005	      2004
								------------	  ------------

Cash flows from operating activities:
  Net loss							$   (355,000)	  $   (817,300)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
	Stock based compensation				      77,500 		60,800
	Depreciation and amortization				       3,500 		16,800
	Interest expense for warrants granted					       277,300
	Deemed interest expense						  -- 	        17,600
  Changes in operating assets and liabilities:
	Change in accounts receivable				       5,800	 	   700
	Change in prepaid expenses					  -- 		(4,800)
	Change in other assets		 			      (1,100)
	Change in accounts payable and accrued expenses		     118,300 	       227,900
								------------	  ------------
		Net cash used by operating activities		    (151,000)	      (221,000)

Cash flows from investing activities:
  Purchase of fixed assets					      (2,000)		(6,000)
								------------	  ------------
		Net cash used by investing activities		      (2,000)		(6,000)

Cash flows from financing activities:
  Change in due to stockholder						(500)		(2,400)
  Proceeds from issuance of common stock			     153,600 	       320,800
  Principal payments on notes payable-related parties		      (2,000)	       (53,900)
  Proceeds from borrowing on notes payable-related parties				 7,200
  Change on notes payable related parties			      (8,000)
								------------	  ------------
		Net cash provided by financing activities 	     143,100 	       271,700
								------------	  ------------
Net increase (decrease) in cash					      (7,900)		44,700

Cash, beginning of period					      68,600 		17,400
								------------	  ------------
Cash, end of period					 	$     60,700 	  $     62,100
								============	  ============
Supplemental disclosure of cash flow information:
  Cash paid for income taxes					$	  -- 	  $	    --
								============	  ============
  Cash paid for interest				 	$     30,354 	  $	    --
								============	  ============
Schedule of non-cash financing activities:
  Issuance of common stock for satisfaction of accounts payable
   and accrued liabilities			 		$	  -- 	  $    225,700
								============	  ============
  Issuance of common stock for principal payment on
   notes payable-related parties			 	$	  -- 	  $	82,700
								============	  ============
  Issuance of common stock for receivable			$	  -- 	  $	10,000
								============	  ============
  Issuance of common stock in satisfaction of advances for
   stock purchases			 			$	  -- 	  $	    --
								============	  ============
  Issuance of common stock for conversion of convertible note
   payable-related party, including accrued interest of $14,700	$	  -- 	  $	99,700
								============	  ============
  Issuance of common stock for Services				$     77,500
								============	  ============
  Accrued interest added to principal on notes payable		$      5,000 	  $	    --
								============	  ============



                 See Accompanying Notes to Financial Statements

1.    BASIS OF PRESENTATION

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

   The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

ACCOUNTS  PAYABLE  AND  ACCRUED  LIABILITIES  CONSIST  OF  THE  FOLLOWING AS OF
            SEPTEMBER 30, 2005:

      Accrued interest                                     $  199,300
      Accrued officers salary payables                        245,100
      Accounts payable                                         57,300
      Accrued payroll taxes                                   111,500
      Unearned revenues                                        13,100
							   ----------
                                                           $  626,300
							   ==========

4. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of  September 30, 2005:

   Note payable to a stockholder, secured  by  real  property, bearing interest at 16.0% per annum, interest only payments payable  in  semi-annual  payments, maturing  November 2005
   (Note:  The Company is  in  default  of  interest  payments totaling  $168,000 but is currently negotiating forbearance
   on collection of the interest)		                 $300,000

   Note payable to a stockholder, unsecured, bearing  interest
   at 7.5% per annum, maturing June 2006 	                   24,100

   Note payable to a stockholder, secured  by  real  property,
   bearing interest at 8.0% per annum, maturing February 2006	   32,700

   Note payable to a stockholder, secured  by  real  property,
   bearing interest at 8.0% per annum, maturing January 2006	   30,200

   Note payable to an stockholder, secured by  real  property,
   bearing interest at 8.0% per annum, maturing November 2005	    8,300
								 --------


   Current portion (amounts due within one year)	         $395,300
								 ========

5. STOCK AND WARRANTS FOR SERVICES

   During the three months ended September 30, 2005, the Company issued 0 shares of the Company's common stock.


6. COMMITMENTS AND CONTINGENCIES

   Operating lease - The Company operates from one leased facility in Nevada under a non-cancelable operating lease. The lease calls for a monthly base rent of approximately $1,500. Future minimum lease payment through the term of the lease in 2005 total $4,500.


7. GOING CONCERN

   The Company incurred a net loss of approximately $354,900 for the nine months ended September 30, 2005. The Company's current liabilities exceed its current assets by approximately $937,000 as of September 30, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

   Item 2. Management's Discussion and Analysis

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. The Company has initiated the re-evaluation of its North American properties, which began the 2nd quarter of 2005, through in-house and independent analysis. Further testing and research is currently being conducted on the Pisgah and Wickieup material by independent third parties in California, Nevada and Israel. The Board of Directors anticipates final determinations of recovery in 2005. In the event the material indicates a commercial value, an industry recognized, independent, third party firm will be contracted to conduct a "Chain of Custody" program for verification of the analysis. The Company will also continue to hold the ARCO # 1 and ARCO # 2 properties in Mexico as a future drill target.

      The Company presently has gold exploration projects located in Mexico, California and Arizona. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V. ("SMR"), which is the Company's principal vehicle for acquisitions in Mexico.

      In 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project, consisting of a land package of 463 hectares (approximately 1,140 acres) that is owned by a private Mexican individual. Also, in 2004, the Company applied to Mexico's Director General of Mines for a gold-silver mineral concession, referred to as the Arco 2 Project, which includes a land package of 2,918 hectares (approximately 7,178acres). The Arco 2 concession is contiguous with, and extends 7 kilometers to the north of, the Arco Project. The Arco and Arco 2 Projects are located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen. During May - July 2004, SMR mapped the Arco concession and conducted two rock chip-sampling programs of the project's veins, which produced encouraging gold assay results and identified new vein structures. The Arco Project has been advanced to the drill-ready stage. The timing of SMR's initiation of this drilling program is subject to available financing.

      In March 2005, the Company signed two option agreements to acquire interests in the mining rights to 29 gold-silver concessions, covering approximately 3,100 hectares (approximately 7,700 acres). Following extensive consultation and based on the Company's due diligence review, the Board of Directors decided not to proceed on its joint venture with Minera Apolo S.A. de C.V. ("MINERA") otherwise known as the "Pinos Project".

      The Company plans to expand its U.S. property holdings in 2005.

      The Company has discontinued industrial sales of the volcanic materials located on the Pisgah property until the small-scale in-house and independent analysis of the Pisgah material is complete.

      The Company presently has one full-time employee and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

   As of September 30, 2005, the Company had a working capital deficit of $937,400 and approximately $60,700 cash was available to sustain operations, which would cover the Company's planned activities through December 2005, at a minimum. The working capital deficit as of June 30, 2005 was $905,100 and approximately $109,300 cash was available. We may seek additional capital by the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. On January 29, 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK"), whereby IBK agreed to assist the Company in arranging financing of up to $1,000,000 on terms to be negotiated. The agreement has been extended at six-month intervals and is presently effective through January 28, 2006 and may be terminated or extended by either party upon 15 days advance notice in writing. As of September 30, 2005, no financing had been finalized. Other than the IBK agreement, there are no plans or arrangements now in place to fund the Company by any of the means noted above, and the outcome of the discussions with other companies cannot be predicted.

      The Company sustained a net loss of $65,625 for the three-month period ended September 30, 2005, compared to a net loss of $169,300 for the three-month period ended September 30, 2004. The reduced net loss in the 2005 period was principally due to the closing of the New Jersey Branch office and the change in the number of Board Officers.

      The $100,000 decrease in general and administrative expenses during the three-month period ended September 30, 2005 compared to the same period in 2004 was principally due to:

   - Vehicle Lease decreased by $2,400 due to the closing of the New Jersey Branch office.

   - Dues/Fees decreased by $2,400 due to the closing of the New Jersey Branch office.

   - Office expenses decreased by $7,500 due to the closing of the New Jersey Branch office.

   - Officers Life & health insurance decreased by $2,700 due to the closing of the New Jersey Branch office.

   - Auto expense decreased by $1,200 due to the pay off of Company Truck in Nov. 2004 and the closing of the New Jersey Branch office.

   - Travel and Entertainment expenses decreased by $6,800, due to less international travel expenses in general and the closing of the New Jersey Branch office

   - Office rent and utilities decreased by $6,000, principally due to the closing of the New Jersey Branch office.

   - Interest expenses decreased by $2,100 due to principle payoff of loans.

   - Property taxes decreased by $6,300 due to proper accrual of quarterly taxes during 2005.

   - Stock Based Compensation and Consultants decreased by $33,200 due to decreased activities in Mexico and the closing of the New Jersey Branch office.

   - Surveying and Assays expenses decreased by $4,800 due to decreased activities in Mexico.

   - Consultants & Subcontractors decreased by $24,600, principally due to the closing of the New Jersey Branch office.


      Net cash used by operating activities amounted to approximately $42,000 for the three-month period ended September 30, 2005, compared with approximately $79,400 for the same period in 2004, principally reflecting the decreased level of general and administrative expenses.

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

1. .  PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 None.

       PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

         During the nine months ended September 30, 2005, we sold 712,500 restricted common shares to 21 Canadian residents for a total of $142,600, and issued warrants to purchase 712,500 restricted common shares, exercisable at $0.25 per share. In addition, a prior U.S. shareholder exercised other warrants, at exercise prices ranging from $0.22, for proceeds of $11,000, which resulted in the issuance of 50,000 restricted common shares. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

      We also issued, for services, 349,545 restricted common shares for a total value of $77,500 and granted 13,575 warrants (exercisable for two years at $0.25 per share) valued at $2,200 based on the Black Scholes model. These securities were issued to two Canadian residents, and one Mexican Corporation in reliance on the exemption from registration available under Regulation S, and one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.

      No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003, 2004 and 2005 (a total of $168,000) on a note payable of $300,000, but is currently negotiating forbearance on collection of the interest.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NONE

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  November 21, 2005               By: /s/ Ronald D. Sloan
				       -------------------------------
                                               RONALD D. SLOAN,
                                               Chief Executive Officer
					       and President

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

DATED this 21th day of November, 2005.


                                      /s/  Ronald D. Sloan
				      ---------------------------------------
                                           Ronald D. Sloan,
                                           President, Chief Executive Officer
                                           and Chief Financial Officer

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



                                      /s/  Ronald D. Sloan
				      ---------------------------------------
                                           Ronald D. Sloan,
                                           President, Chief Executive Officer
                                           and Chief Financial Officer
                                           Date:  August 11, 2005


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