Form 10KSB
period 2005-12-31
CAN CAL RESOURCES LTD
filed 2006-04-17
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2005.
[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

		      Commission file number 000-26669
					     ---------

                           Can-Cal Resources Ltd.
		--------------------------------------------
               (Name of Small Business Issuer in its charter)

              Nevada					86-0865852
  ------------------------------	   ----------------------------------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

   2500 Vista Mar Drive,  Las Vegas, NV                    89128
  --------------------------------------		  --------
 (Address of principal executive offices)                (Zip Code)

		Issuer's telephone number, (702) 243-1849
					   --------------

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:

                        Common stock, par value $.001
			-----------------------------
                              (Title of class)

        Preferred stock, par value $.001, non-voting, 5% cumulative
	-----------------------------------------------------------
                              (Title of class)

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

      Registrant's revenues in fiscal year 2005 were $11,500.

      Indicate  by  check mark whether  the registrant is a shell  company  (as
      defined in rule 12b-2 of the Exchange Act).    YES [ ]      NO [X]

      Aggregate market value of the voting stock held by non-affiliates as of March 29, 2006: ($2,822,423.20)

      Number of common shares outstanding as of March 29, 2006:   19,288,568
      Number of preferred shares outstanding as of March 29, 2006:  -0-

      Documents  incorporated  by   reference:  None.  However,   exhibits  are
	incorporated. See Item 13.

      Transitional Small Business Disclosure Format:  YES [ ] NO [X]

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

                                    PART I

RISK FACTORS

    LOSSES  TO  DATE AND GENERAL  RISKS  FACED  BY  THE  COMPANY.   We  are  an
exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2005, the company recorded a net loss of $421,800 and had an accumulated stockholders' deficit of $6,844,500 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

    We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

    Further, exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

         - Bank or other debt financing,

         - Equity financing, or

         - Other means.

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

    Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

         - The location of economic ore bodies,

         - Development of appropriate metallurgical processes,

         - Receipt of necessary governmental approvals, and

         - Construction of mining and processing facilities at any site chosen for mining.

      The commercial viability of a mineral deposit is dependent on a number of factors including:

         - The price of gold,

         - Exchange rates,

         - The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, and foreign government regulations restricting importing and exporting gold and environmental protection requirements.

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

    THE AUDIT REPORT ON THE FINANCIAL STATEMENTS AT DECEMBER 31, 2005 HAS A "GOING CONCERN" QUALIFICATION, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING AND ARE SUCCESSFUL WITH OUR STRATEGIC PLAN. The company has experienced losses since inception.

    The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the company must identify and verify the presence of precious metals in economic quantities which is currently ongoing "In House" in addition to independent third party testing by two companies. If economic results are identified, The Company then would either seek to raise capital itself, to put the Pisgah property and the Wikieup into production, or sell the properties to another company, or place the properties into a joint venture with another company.

    Attaining these objectives will require capital, which the company will have to obtain principally by selling stock in the company. We have no definitive arrangements in place to raise the necessary capital to continue operations, however, positive analytical reports by independent third parties would assist in raising capital to sustain operations. In January 2004, we engaged IBK Capital Corp. to assist the company in raising equity capital of up to $1 million and paid IBK Cdn$28,500 as a work fee and advance against out-of-pocket expenses. As of the filing date of this Annual Report, no capital has been raised with IBK and no terms of a proposed financing have been finalized. The company will not pursue this source of funding at the present time and the Engagement Letter with IBK is no longer in effect. However, with a viable Project the Company would establish further discussions with IBK for potential funding.

    AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE RISKS OF THE MINERALS BUSINESS. The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Most exploration programs do not result in the discovery of mineralization, which is economic to mine, and most exploration programs never recover the funds invested in them. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits are not assured.

    WE HAVE NOT SYSTEMATICALLY DRILLED AND SAMPLED ANY OF OUR PROPERTIES TO CONFIRM THE PRESENCE OF ANY CONCENTRATIONS OF PRECIOUS METALS, AND DRILLING AND SAMPLING RESULTS TO DATE HAVE BEEN INCONCLUSIVE. A limited amount of the sample test work was conducted by independent parties; most of that kind of work, and the drilling and other exploration work, was conducted by consultants or persons employed by us. The company has been testing two of our United States properties over the last nine months and Can-Cal is currently conducting "In House" evaluations of the material in addition to testing by two independent third party companies.

    There is substantial risk that such testing on the United States properties would show limited concentrations of precious metals, and such testing may show a lack of precious metals in the properties. Any positive test results only confirmed the presence of precious metals in the samples. You cannot safely assume that precious metals-bearing materials exist outside of the samples tested.

    Gold prices reached a 16-year high of $535 per ounce on December 11, 2005. As of April 14, 2006, the gold price stood at $599.50.

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

Item 1.Description of Business (and information for Item 2 on Properties)

(a) Business Development
(a)(1)Form and Year of Organization

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

(a)(2)Any Bankruptcy, Receivership or Similar Proceeding

    None.

(a)(3)Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business

    None.

(b) Business of Issuer

(b)(1)

    The company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have interests in two mineral properties in Durango State, Mexico, and four mineral properties in the southwestern United States (California and Arizona).

    Prior to 2003, we performed more than 1,000 "in-house" assays on mineral samples from our properties in the United States. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work was conducted with our equipment by persons with whom we contracted, who are experienced in performing assays, but were not independent of us. We also sent samples of materials from which we obtained the most promising results to outside independent assayers to confirm in-house results

    All the Mexican and United States properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production. In 2005 and 2004, we sold $11,500 and $33,000, respectively, of volcanic cinder materials from the Pisgah, California property to industrial users. As of June 1, 2005, we have discontinued sales of volcanic cinder materials until the analytical testing is concluded.

    The company's current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain material and Wikieup material. The Company intends to continue its testing programs on these properties with anticipated results in 2006.

    In 2003, the company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be our principal operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. Both are exploration stage properties. See "Arco Project." and "Arco 2 Project". In November 2004, SMR applied to Mexico's Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico.
These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future. Other subsidiaries may be incorporated in other countries as needed.

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

    Executive offices are located at 2500 Vista Mar Drive, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

    PROPERTIES

    GENERAL.

    We own or have interests in six properties: The Arco and Arco 2 Projects in Durango State, Mexico, and four properties in the United States. In Mexico, SMR was granted a 100% interest in the concession rights to the Arco Project, pursuant to an Exploration and Exploitation Agreement entered into with a third party concessionaire, and SMR made a concession application with Mexico's Director of Mines for the Arco 2 Project. Of the United States properties, one is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and two properties are groups of unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the "BLM"): the Owl Canyon property (23 miles northeast of Baker, California); and the Wikieup property (in Mohave County, Arizona).

    In the United States, unpatented claims are "located" or "staked" by individuals or companies on federal public land. Each placer claim covers 160 acres and each lode claim covers 20 acres. The company is obligated to pay a maintenance fee of $125 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly. In Mexico, a company is obligated to undertake a minimum amount of exploration work on any concession in which it has an interest and which has been titled by Mexico's Director of Mines. The annual Proof of Works for each titled concession must be filed with the Mexican Public Registry of Mines during the month of May of the succeeding calendar year. For 2005, SMR will have to file a Proof of Works for the Arco # 1 Project and Arco # 2 Project.

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

    SMR acquired its 100% interest in the Project subject to a ninety days due diligence period, for which SMR paid the Concessionaire $1,000. When SMR elected to proceed with the Project, it was required an additional $1,000 to the Concessionaire and make future minimum semi-annual advance royalty payments ("Advance Royalty"), ranging from $2,000 initially to a maximum of $4,000 after
4.5 years. In total, SMR paid the Concessionaire $4,000 in 2004. If production commences on the Project, the Concessionaire will receive a quarterly net smelter returns production royalty ("Production Royalty"), ranging from 1% at gold prices less than $300 to a maximum of 6% at gold prices of $450 or higher. SMR will be permitted to deduct all Advance Royalty payments against any future Production Royalty payments, on an unlimited carry-forward basis. In addition, SMR will be permitted to recoup all of its development capital expenditures from the Project's net operating cash flow, before being required to make any Production Royalty payments. During the recoupment period, the periodic Advance Royalty payments will be doubled. When the sum of all payments to the Concessionaire amounts to $3.5 million, SMR will obtain title to the Arco concession and be relieved of making any further payments to the Concessionaire.

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

       The Arco Project has been advanced to the drill-ready stage. SMR estimates that a Phase I drilling program would comprise a total of eight diamond drill holes: a.) Five holes planned for the West Vein, especially near and around the +5.0 g/t and +20.0 g/t gold assays and b.) Three holes planned in the SE Vein Area, two holes along the NW striking vein structure and one hole in the NS striking vein structure, near the + 3 g/t gold assay. Each hole would be 150 meters long, for a total of 1,200 meters. SMR estimates that the cost of the Phase I drilling program, including geological support, would amount to approximately $200,000. The timing of SMR's initiation of this drilling program is subject to available financing, and the Company does not have a schedule presently in place to raise such financing.

       All  samples  were  shipped  to  ALS  Chemex  of  Vancouver,  Canada for
assaying.   Any results in 2005?

    ARCO 2 PROJECT.

    On July 20, 2004, SMR made an application with Mexico's Director of Mines for a gold-silver concession located in Durango, State, Mexico, referred to as the Arco 2 Project. SMR was granted title to the Arco 2 concession on January 18, 2005. The title fixed the concession at approximately 2,918 hectares (approximately 7,178 acres).

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

Termination of Pinos Project

The Company and SMR announced on July 21, 2005 following extensive consultation, and based on the Company's due diligence review, that they will not proceed on a proposed joint venture with Minera Apolo S.A. de C.V. ("Minera") otherwise known as the "Pinos Project". The Pinos project consisted of 29 gold and silver concessions located in Pinos, Zacatecas State, Mexico. The Company had a letter of intent with Minera whereby the Company had a 90-day period to conduct due diligence it deemed appropriate before electing to proceed with the exploration and exploitation of the concessions. Minera was paid an initial 107,143 shares of the Company's restricted common stock, equivalent to $24,000 in equity. Based on the Company's decision not to proceed with the Pinos Project, Minera was paid an additional 111,607 shares of the Company's restricted common stock, equivalent to $25,000 in equity.




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

    Electrical  power  was previously available onsite and could be reinitiated
by running a new power line.   The Company has reinstated testing over the past
nine months and is currently conducting additional tests.

    From 2000 through 2002, the company ran numerous tests on the volcanic cinders property to determine if the material contains precious metals. Although the program indicated precious metals might exist in material taken from the Pisgah property, overall the program results were inconclusive.

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

    At December 31, 2005, we owed a second private lender (First Colony Merchant) a total of $565,559 including accrued interest, on four notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000 we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the company is in default of principal and interest payments totaling $492,000 and has initiated forbearance on collection with the lender.

    OWL CANYON - S & S JOINT VENTURE

    In 1996, the company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon. The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of Ronald Sloan, a director of the company, and Ms. Robin Schwarz.

    Holding costs are approximately $ 160 per year for county and BLM filing fees in accordance with filings under provisions of the "Small Miner Waiver". Work must be performed on the property each year to keep title to the claims.

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

    The venture owns miscellaneous drilling, milling, assay, and facilities, all of it stored at the property. The equipment is used but operational.

    Prior to 2003, the company  conducted  extensive  preliminary  testing  and assaying on the Owl Canyon property. Results indicate precious metals are present in material located on the Owl Canyon property, and further exploration is warranted. Upon conclusion of the trenching program conducted by Geochemist, Bruce Ballantyne, the assay results confirmed Papa Hill should be a designated drill target in the future.




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

    We have performed external and in-house fire assays on material from the Owl Canyon property, sending both trench and rock samples to independent laboratories. Approximately 15 tons of material was removed to a depth of 3 to 4 feet to expose a continuation of one of the veins. An independent laboratory analyzed samples from this material.

    A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2005.

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

    We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. There was no significant activity on Cerbat in 2005.

    WIKIEUP PROPERTY

    The Wikieup Arizona property originally consisted of one unpatented 20-acre lode-mining claim namely the Brown Derby #25 located in Section 36, Township 160N and Range 140W. The Company has recently acquired an additional twenty-eight unpatented 20-acre lode-mining claims consisting of 560 acres. The Company's holdings at the present time are 580 acres. The 29 load claims are accessed via gravel road approximately eight miles just off Highway 93 at the town of Wikieup, Arizona.

    Holding costs are approximately $155.00 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

    The geology of the area is comprised of Precambrian granoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The company has kept the claims in good standing by submission of the required rental fees. During the past nine months, the Company has conducted surface sampling of the rock units on the property for "In House" and independent third part companies' analytical evaluation and assay tests. We are currently holding the property for further exploration. At the present time the property is without known reserves.

 (b)(2)Distribution methods of products or services.  Not applicable.

(b)(3)The company has not publicly announced any new product(s) or service(s).

(b)(4)The evaluation and acquisition of precious metals, mining properties and mineral properties is competitive; as there are numerous companies involved in the mining and minerals business.

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

(b)(5)The company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah Mountain, Wikieup, Cerbat and the Owl Canyon property.

(b)(6)The company is not dependent upon one or a few major customers.

(b)(7)The   company   holds   no  patents,  trademarks,  licenses,  franchises,
concessions, or royalty agreements, and has no labor contracts.

(b)(8)Exploration and mining operations in the United States are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management ("BLM"), the
Environmental Protection Agency ("EPA") and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah property. See Item 2, Description of Properties - Pisgah, California - Pisgah Property Mining Lease.

    Operations in Mexico are subject to similar requirements for environmental permitting and compliance, which are administered by Mexican government agencies at various levels.

(b)(9)Because any exploration (and future mining) operations of the company would be subject to the permitting requirements of one or more agencies, the commencement of any such operations could be delayed, pending agency approval (or a determination that approval is not required because of size, etc.), or the project might even be abandoned due to prohibitive costs.

    Generally, the effect of governmental regulations on the company cannot be determined until a specific project is undertaken by the company.

(b)(10)The company has expended a significant amount of funds on consulting, geochemical analytical testing, metallurgical processing and extracting, and precious metal assaying of material, however, the company does not consider those activities as research and development activities. All those expenses are borne by the company.

(b)(11)Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment,  such  as  the  Clean  Air  Act,  Clean  Water  Act, the  Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development and siting. Other non-
environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted thereunder, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received therefrom. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000

(b)(12)The Company presently has one full-time employee and relies on outside subcontractors, consultants and agents, to perform various administrative, legal and technical functions, as required.

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

Item 3.Legal Proceedings.

    The company is not a party to current litigation and no notice of possible claims against the company has been received.

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to the company's security holders during the final quarter of the most recently completed fiscal year.
                                    PART II

Item 5.Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

    (a)The  stock  is  traded  on  the  Nasdaq  Over-the-Counter Bulletin Board
("CCRE").

    The following shows the high and low bid quotation for the shares for the last two years. Quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commissions, and do not necessarily represent actual transactions.

				Low		High
	2004			-----		-----
	----
	First Quarter		$0.22		$0.49
	Second Quarter		$0.15		$0.37
	Third Quarter		$0.10		$0.25
	Fourth Quarter		$0.16		$0.35

	2005
	----
	First Quarter		$0.20		$0.35
	Second Quarter		$0.08		$0.22
	Third Quarter		$0.08		$0.16
	Fourth Quarter		$0.13		$0.22




      Holders

      The company has approximately 502 shareholders of record.

      Dividends

    The company has never paid any dividends. There are no legal restrictions which limit the company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

    Sales of Unregistered Securities in 2005:

(1) For Cash:           During  2005,  712,500  restricted  common  shares were
                        issued to 21 Canadian residents or companies controlled
                        and  owned by Canadian resident investors for  $142,500
                        and 50,000  restricted  common  shares were issued to 1
                        U.S. resident investors for $11,000.

                        With respect to 712,500 restricted common shares, the investors were also issued warrants to purchase 712,500 additional restricted common shares at $0.25 per share. All warrants will expire two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.


(3) For Services:       349,545 restricted  common  shares  were  issues  for a
                        total  value  of $77,500 and we granted 13,575 warrants
                        (exercisable for  two years at  $0.25 per share) valued
                        at $2,200 based on  the  Black  Scholes  model.   These
                        securities were issued to two Canadian residents, and one Mexican Corporation in reliance on the exemption from registration available under Regulation S, and one
                        U.S. resident, in reliance on the exemption provided by
                        Section 4(2) of the 1933 Act.

			No commissions were paid in connection with these transactions


    (b) Report of use of proceeds from registered offerings.  Not applicable.

    (c) Issuer repurchase of securities.  Not applicable.

ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property. The Arco # 1 and Arco # 2 properties in Mexico are being held as future drill targets..

      The   Company   presently  has  gold  exploration  projects  located   in
California, Arizona and in Mexico. Since June 2003, Management has investigated several interesting mining properties in Mexico, which met the objectives of the Company's future growth strategy. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources
S. A. de C. V., which will be the Company's principal vehicle for future acquisitions in Mexico. In February 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project, which includes a land package of 463 hectares (approximately 1,140 acres). The Arco Project is owned by a private Mexican individual. In July 2004, the Company applied to Mexico's Director of Mines for a gold-silver mineral concession, referred to as the Arco 2 Project, which includes a land package of 2,918 hectares (approximately 7,178acres). The Arco 2 concession is contiguous with, and extends 7 kilometers to the north of, the Arco Project. The Arco and Arco 2 Projects are located in Durango State, approximately 120 kilometers north-northwest of the City of Durango, and lie in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen.

      The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California subject to the finalization of the current analytical program.

      At March 29, 2006, we had approximately $71,900 cash available to sustain operations, which would cover the Company's planned activities through XXXX 2006, at a minimum. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies. The Company has receivables forthcoming from Warmer Brothers Pictures of approximately $ 22,000.

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

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2005 COMPARED WITH DECEMBER 31, 2005, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2005:

                                           Year ended December 31
					----------------------------
					    2005	    2004
					------------	------------
Material sales				$    11,500	$    33,000

Cost of sales				      9,500	     20,900

Gross profit				      2,000	     12,100

Exploration costs			    (14,700)	   (114,900)

General & administrative expenses	   (405,000)	   (596,000)

Other income (expenses)			     (2,800)	   (331,600)
					------------	------------

Net loss				$  (420,500)	$(1,030,400)
					============	============

      Mineral sales in 2005 and 2004 were related to limited industrial sales of cinder material from the Pisgah property.

      The following table summarizes working capital, total assets, accumulated deficit, and shareholders' equity:

                                           Year ended December 31
					----------------------------
					    2005	    2004
					------------	------------
Working capital				$(1,040,900)	$  (847,200)

Total assets				$    47,800	$   110,900

Accumulated deficit			$(6,844,500)	$(6,422,700)

Shareholders' deficit			$(1,012,000)	$  (813,500)


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

      In 2005, additions to funds available for operations, in the amount of $153,500, were provided by $153,500 from the sale of 712,500 restricted common shares ($142,500) and the exercise of 50,000 warrants ($11,000).

      - We recorded a net loss from operations in 2005 of $420,500 compared to a net loss from operations of $1,030,400 in 2004. The $609,900 decrease in the 2005 net loss from operations, compared to 2004, was principally due to an overall decrease in expenses due to the closing of the New Jersey Branch office, the change in the number of Board Officers, the decrease of activities in Mexico and the decrease in interest expense.

      - Vehicle Lease decreased by $6,400 due to the closing of the New Jersey Branch office.

      - Dues/Fees decreased by $2,800 due to the closing of the New Jersey Branch office.

      - Office expenses decreased by $3,300 due to the closing of the New Jersey Branch office.

      - Officers Life & health insurance decreased by $5,800 due to the closing of the New Jersey Branch office.

      - Auto expense decreased by $8,000 due to the pay off of the Company Truck in Nov. 2004 and the closing of the New Jersey Branch office.

      - Travel  and   Entertainment  expenses  decreased by $6,400, due to less
      international travel expenses in general and the closing of the New Jersey Branch office

      - Office rent and utilities decreased by $9,000, principally due to the closing of the New Jersey Branch office.

      - Interest expense decreased by $307,300 in 2005 due principally to the issuance of 1,248,494 warrants to Directors and Officers in connection with the issuance of shares and warrants in satisfaction of accrued officers salary ($225,595), principal and accrued interest on notes payable to Directors and Officers ($38,074) and to a former Director ($44,613), and accounts payable due a Director ($3,800). The warrants were valued using the Black Scholes model and amounted, in total, to $280,200, which was recorded as interest expense in 2004.

      - Property   taxes   decreased   by  $3,600  due  to  proper  accrual  of
      quarterly taxes during 2005.

      - Payroll taxes decreased by $11,600 due to the closing of the New Jersey Branch office.

      - A   $11,700  decrease  in  depreciation  and  amortization, as  various assets had become fully depreciated.

      - Surveying, Assays and general mining expenses decreased by $68,800 due to decreased activities in Mexico.

      - Advertising, Stock H ouse expenses, Press Release expenses decreased by $23,900 due to fees and advance expenses paid to IBK Capital Corp in January 2004.

      - Legal   and  accounting   decreased   by  $  26,700 due   to  decreased
      activities in Mexico.

      - Officer Salary, Consultants & Subcontractors decreased by $114,600, principally due to the closing of the New Jersey Branch office and the resignation of the former President.





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

Item 7.  Financial Statements






                            CAN-CAL RESOURCES LTD.

                             FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 2005

    (With Report of Independent Registered Public Accounting Firm Thereon)

                            CAN-CAL RESOURCES LTD.
                             FINANCIAL STATEMENTS









                               TABLE OF CONTENTS


                                                          PAGE NO.

Reports of Independent Registered Public Accounting Firm      1-2

Financial statements

   Balance sheet                                              3

   Statements of operations                                   4

   Statements of stockholders' deficit                        5

   Statements of cash flows                                   6

   Notes to financial statements                              7

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2005, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Can-Cal Resources, Ltd. as of December 31, 2004. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included in the period ending December 31, 2004, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2005, and the results of its operations and cash flows for the year ended December 31, 2005 in conformity with accounting principles generally accepted in the United States.

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



/s/ De Joya Griffith & Company, LLC
-----------------------------------
De Joya Griffith & Company, LLC
March 24, 2006
Las Vegas, Nevada



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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2004, and the results of its activities and cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

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




/s/ L.L. Bradford & Company, LLC
--------------------------------
L.L. Bradford & Company, LLC
February 9, 2005
Las Vegas, Nevada






		    BALANCE SHEET


                       ASSETS
                                                         Audited
                                                     As Of  12/31/2005
						     -----------------
Current assets
Cash                                                           $17,000
Other current assets                                             1,900
							   -----------
Total current assets                                            18,900

Fixed assets, net                                               19,900

Other assets, net                                                9,000
							   -----------
Total assets                                                   $47,800
							   ===========
       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest                                     	      $213,800
Accrued officers salary payables                    	       268,900
Accounts payable                                     		57,800
Accrued payroll taxes                                	       111,500
 Due to stockholder                                  		12,400
 Notes payable-related parties                                 386,000
Unearned revenues                                                9,400
							   -----------
Total current liabilities                                    1,059,800
							   -----------
Total liabilities                                            1,059,800

Commitments and contingencies                                       --

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued an outstanding                         --
Common stock; $0.001 par value; 100,000,000 shares
authorized, 18,972,071 shares issued and outstanding            19,000
Additional paid-in capital                                   5,813,500
Accumulated deficit                                        (6,844,500)
							   -----------
Total stockholders' deficit                                (1,012,000)
							   -----------
Total liabilities and stockholders' deficit                    $47,800
							   ===========




                                STATEMENT OF OPERATIONS






                                                              		  Audited     Audited
                                                 	       		     For the years
									   ended December 31,
									----------------------
                                                                	    2005        2004
									---------    ---------
Material sales                                                            $11,500      $33,000

Cost of sales                                                               9,500       20,900
									---------    ---------
Gross profit                                                                2,000       12,100

Expenses
Exploration costs                                                          14,700      114,900
Depreciation                                                                6,100        8,100
General and administrative expenses                                       276,700
General and administrative expenses Related Party                         116,500      587,900
									---------    ---------
Loss from operations                                                    (412,000)    (698,800)

Other income (expense)
Confessional judgement                                                     26,500           --
Rental revenue                                                             25,600       32,500
Interest expense                                                         (61,900)    (364,100)
									---------    ---------
Loss before provision for income taxes                                  (421,800)  (1,030,400)

Provision for income taxes                                                     --           --
									---------    ---------
Net loss                                                               $(421,800) $(1,030,400)
									=========    =========

Basic and diluted loss per common share                                   $(0.02)      $(0.06)
									=========    =========
Basic and diluted weighted average
common shares outstanding                                              18,972,071   16,212,800
									=========    =========



				STATEMENT OF STOCKHOLDERS' DEFICIT

											 Unamortized Loan
											   Fees Related
									      Additional  to Convertible		Total
							Number of		Paid-in	  Note Payable-	 Accumulated  Stockholders'
                                                          Shares     Amount	Capital	  Related Party	  Deficit	Deficit
							----------  ---------  ----------  -----------	  --------   ------------
Balance December 31, 2003				13,252,962   $13,300   $4,366,300  $(7,000)   	$(5,392,300)  $(1,019,700)
							==========  ========   ==========  ============   ========   ============

Common shares issued for cash				 1,564,311     1,600	  306,400	    --		--	 308,000

Exercise of warrants for cash				   701,275	 700	  124,900	    --		--	 125,600

Common shares issued for services			   390,224	 400	   73,800	    --		--	  74,200

Current period amortization of loan fees			--	  --	       --	 7,000		--	   7,000

Common shares issued in satisfaction of accounts
   payable and accrued liabilities			   917,747	 900	  228,500	    --		--	 229,400

Common shares issued in satisfaction of notes
   payable-related parties				   330,747	 300	   82,400	    -- 		--	  82,700

Common shares issued in satisfaction of convertible
   debenture, (including accrued interest of		   702,760	 700	   99,000	    --		--	  99,700
$14,700)

Interest expense for warrants granted				-- 	  --	  280,200	    --		--	 280,200

Warrants granted for services					--	  --	   12,200	    --		--	  12,200

Deemed interest expense related to conversion
 feature of note payable-related party				--	  --	   17,600	    --		--	  17,600

Net loss							--	  --	       --	    --	(1,030,400)   (1,030,400)
							----------  ---------  ----------  -----------	  --------   ------------
Balance December 31, 2004				17,860,026    17,900	5,591,300	    --  (6,422,700)	(813,500)
							==========  ========   ==========  ============   ========   ============
Common shares issued for cash				   712,500	 700	  141,800	    --		--	 142,500

Common warrants issued for cash				    50,000	 100	   10,900	    --		--	  11,000

Common shares issued for services			   349,545	 300	   69,500	    --		--	  69,800

Net loss							--	  --	      --		  (421,800)	(421,800)
							----------  ---------  ----------  -----------	  --------   ------------
Balance December 31, 2005				18,972,071  $ 19,000   $5,813,500	$   -- $(1,012,000)  $(6,844,500)
							==========  ========   ==========  ============   ========   ============




				STATEMENT OF CASH FLOWS



                                                       		       		  Audited     Audited
                                                 		       		     For the years
										   ended December 31,
										----------------------
                                                        	        	    2005        2004
										---------    ---------
Cash flows from operating activities:
Net loss                                                                        $(421,800) $(1,030,400)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Stock based compensation                                                           69,800       86,400
Depreciation and amortization                                                       6,100       25,100
Interest expense for warrants granted                                                  --      280,200
Deemed interest expense                                                                --       17,600
Decrease (Increase) in operating assets and liabilities:
Change in accounts receivable                                                       5,800      (3,100)
Change in other current assets                                                        900      (2,800)
Change in other assets                                                               (400)    (13,100)
Change in accounts payable and accrued expenses                                   153,400     323,700
										 ---------   ---------
Net cash used by operating activities                                            (186,200)   (316,400)

Cash flows from investing activities:
Purchase of fixed assets                                                           (1,000)    (12,400)
										 ---------   ---------
Net cash used by investing activities                                              (1,000)    (12,400)

Cash flows from financing activities:
Change in due to stockholder                                                         (600)     (3,300)
Proceeds from issuance of common stock                                            153,500     433,600
Proceeds from advances for stock purchases                                             --          --
Proceeds from borrowing on notes payable-related parties                            5,400       7,200
Principal payments on notes payable-related parties                               (22,700)    (57,500)
										 ---------   ---------
Net cash provided by financing activities                                         135,600     380,000
										 ---------   ---------

Net increase (decrease) in cash                                                   (51,600)     51,200

Cash, beginning of period                                                          68,600      17,400
										 ---------   ---------

Cash, end of period                                                             $  17,000  $   68,600
										 =========   =========

Supplemental disclosure of cash flow information:
Cash paid for interest                                                          $   5,400  $       --
										 =========   =========
Cash paid for income taxes                                                      $      --  $       --
										 =========   =========

Accrued interest added to principal on notes
payable - related parties                                                       $   7,300  $   12,400
										 =========   =========

Issuance of common stock for satisfaction of accounts payable
and accrued liabilities                                                         $     --   $  229,400
										 =========   =========

Issuance of common stock for principal payment on
notes payable-related parties                                                   $     --   $   82,700
										 =========   =========

Issuance of common stock for conversion of convertible note
payable-related party, including accrued interest of $14,700                    $     --   $   99,700
										 =========   =========

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

   Going concern - The Company incurred a net loss of approximately $421,800 for the year ended December 31, 2005. The Company's current liabilities exceed its current assets by approximately $1,040,900 December 31, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.


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

   Presentation of Financial Statements - The Company rounds the figures on the financial statements to the nearest hundredths.

   Cash and Cash Equivalents - The Company considers all highly liquid investments purchased with maturities of three months or less to be cash equivalents.

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

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. Depreciation costs for the years ended December 31, 2005 and 2004 were $6,100 & $8,100 respectively.

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs for the years ended December 31, 2005 and 2004 were $1,150 & $25,000, respectively.


   Income taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in operations in the period that includes the enactment date.

   As of December 31, 2005, the Company has available net operating loss carryovers that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.


   Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.



   The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of Statement of Financial Accounting Standards (SFAS) No. 123 to stock-based employee compensation:

							2005		2004
 							-------------	------------
            Net loss, as reported			$   (421,800)	$(1,030,400)
            Add: Stock-based employee compensation
              expense included in reported loss,
              net of related tax effects			  --		 --
            Deduct: Total stock-based employee
              compensation expense determined under
              fair value based methods for all awards,
              net of related tax effects			  --		 --
 							-------------	------------
            Pro forma net loss				$   (421,800)	$(1,030,400)

            Net loss per common share
              Basic and diluted loss, as reported	$      (0.02)	$     (0.06)
							=============	============
              Basic and diluted loss, pro forma		$      (0.02)	$     (0.06)
							=============	============

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2005 and 2004 no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

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

   In December 2004, the FASB issued SFAS 153, Exchanges of Nonmonetary Assets, an amendment of APB No. 29, Accounting for Nonmonetary Transactions. SFAS 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The implementation of SFAS 153 did not have a material effect on the Company's financial statements.

   In December 2004, the FASB issued Statement 123 (revised 2004) which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-





   New accounting pronouncements (continued)
   based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award-- the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS 123R and does not believe that it will have a material effect on the Company's financial statements.

   In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections" ("SFAS 154"). SFAS 154 replaces Accounting Principles Board Opinion No. 20 "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements-An Amendment of APB Opinion No. 28." SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. SFAS 154 requires "retrospective application" of the direct effect of a voluntary change in accounting principle to prior periods' financial statements where it is practicable to do so. SFAS 154 also redefines the term "restatement" to mean the correction of an error by revising previously issued financial statements. SFAS 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 unless adopted early. We do not expect the adoption of SFAS 154 to have a material impact on the Company's financial position, results of operations or cash flows, except to the extent that the statement subsequently requires retrospective application of a future item.

   In  February  2006,  the  FASB  issued  Statement  of  Financial  Accounting
   Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. We expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 155 to have a material impact on the Company's financial position, results of operations or cash flows.


2. FIXED ASSETS

   Fixed assets consist of the following as of December 31, 2005:

       Machinery and equipment                             $  107,600
       Transportation equipment                                32,300
       Furniture and fixtures                                  14,800
							   ----------
                                                              154,700
       Less:  accumulated depreciation                       <134,800>

       Fixed assets, net                                   $   19,900
							   ===========

   Depreciation expense for the years ended December 31, 2005 and 2004 was $ 6,100 and $ 8,100 respectively.




3. ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

   Accounts payable and accrued liabilities consist of the following as of December 31, 2005:



      Accounts payable                                     $   57,800
      Accrued interest                                        213,800
      Accrued officers salary payables                        268,900
      Accrued payroll taxes                                   111,500
      Unearned revenues                                         9,400
 							   ----------
                                                           $  661,400
							   ==========
4. DUE TO STOCKHOLDER

   As of December 31, 2005, due to stockholder totaling $12,400 consists of credit card debt incurred by the Company. The credit card is held by a stockholder of the Company and bears an interest rate ranging from 13.24% to 27.99%.


5. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of December 31, 2005:

      Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
      (Note: The Company is in default of interest payments totaling $196,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)$300,000

      Note payable to a stockholder, unsecured, bearing interest
      at 7.5% per annum, maturing June 2006                      14,500

      Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing February 2006 32,700

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing January 2006  30,200

      Note payable to an stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing January 2006   8,600
								-------


      Current portion (amounts due within one year)           $ 386,000
							      =========

   The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003, 2004 and 2005 (a total of $196,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.



6.   CHANGES IN SECURITIES

   During the twelve months ended December 31, 2005, we sold 712,500 restricted common shares to 21 Canadian residents for a total of $142,500, and issued warrants to purchase 712,500 restricted common shares, exercisable at $0.25 per share. In addition, a prior U.S. shareholder exercised other warrants, at exercise prices ranging from $0.22, for proceeds of $11,000, which resulted in the issuance of 50,000 restricted common shares. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

   We also issued, for services, 349,545 restricted common shares for a total value of $69,800 valued at fair market value at date of issuance and granted 13,575 warrants (exercisable for two years at $0.25 per share) valued at fair market value at date of issuance. These securities were issued to two Canadian residents, and one Mexican Corporation in reliance on the exemption from registration available under Regulation S, and one U.S. resident, in reliance on the exemption provided by Section 4(2) of the 1933 Act.


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


7.    OPTIONS AND WARRANTS



   Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, of which 300,000 shares are covered by an option with an exercise price of $0.14 per share granted to Anthony F. Ciali when he was appointed an officer of the company in March 2003, see Note 8, This stock option was exercisable upon issuance and expires in March 2006. An additional option of 500,000 shares has been granted to Mr. Ciali under this plan, as discussed in Note 8, with an exercise price of $0.16 per share of its common stock. This stock option was exercisable upon issuance and expires in October 2013. The option had no intrinsic value under APB No. 25 as the exercise price was equal to the closing price on the day of grant. 100,000 shares are covered by an option with an exercise price of $0.22 per share granted to Luis Vega when he signed a consulting agreement with the company in April 2003, see Note 8. This stock option was exercisable upon issuance and will expire in April 2006. The following table summarizes the Company's option activity related to employees and consultants:

                                                          Weighted

                                                           Average

                                                 Options  Exercise

                                               Outstanding    Price

            Balance, January 1, 2003                  -- $      --

            Granted                              900,000      0.16

            Cancelled                                 --        --

            Exercised                                 --        --

            Expired                                   --        --

            Balance, December 31, 2003,          900,000      0.16

            Granted                                   --        --

            Cancelled                                 --        --

            Exercised                                 --        --

            Expired                                   --        --

            Balance, December 31, 2004,          900,000 $    0.16

            Granted                                   --        --

            Cancelled                                 --        --

            Exercised                                 --        --

            Expired                                   --        --

            Balance, December 31, 2005,          900,000 $    0.16





   The weighted average fair value of warrants granted during 2005 was $0.16.

   Warrants related to the sale of common stock - During fiscal years 2005, and 2004, the Company granted 712,500 and 1,809,308 stock warrants, respectively, with an exercise price ranging from $0.20 to $0.50 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2005 and 2004. These stock warrants were exercisable upon issuance and expire various times throughout 2007 and 2006. The following table summarizes the Company's warrant activity related to the sale of common stock:



                                                                 Weighted

                                                                  Average

                                                      Warrants   Exercise

                                                     Outstanding     Price
						     -----------    ------
             Balance, December 31, 2002               1,025,320 $     0.26
						     ===========    ======
             Granted                                  1,060,820       0.20

             Cancelled                                       --         --

             Exercised                                       --         --

             Expired                                         --         --
						     -----------    ------
             Balance, December 31, 2003               2,086,140       0.23
						     ===========    ======
             Granted                                  1,809,308       0.28

             Cancelled                                       --         --

             Exercised                                  562,020       0.22

             Expired                                    764,120       0.26
						     -----------    ------
             Balance, December 31, 2004               2,569,308 $     0.26
						     ===========    ======
             Granted	                                712,500       0.28

             Cancelled                                       --         --

             Exercised                                                0.22

             Expired                                    760,000       0.22
						     -----------    ------
             Balance, December 31, 2005               2,521.808 $     0.24
						     ===========    ======




   Effective January 1, 2004, the Company instituted a program to encourage stockholders to exercise warrants by March 31, 2004. Pursuant to the program, a stockholder would receive additional shares of common stock totaling 25% of the shares exercised. Accordingly, the Company issued an additional 139,255 shares of common stock in relation to the exercise of warrants for cash under this program during the year ended 2004.



   Warrants granted for services, interest and loan fees - During the year ended December 31, 2003, the Company granted 32,100 stock warrants with an exercise price ranging from $0.20 to $0.25 per share of its common stock. These stock warrants were granted in connection with consulting services rendered to the Company. These stock warrants were exercisable upon issuance and expired in November 2005. During the year ended December 31, 2004, the Company granted 1,298,495 stock warrants with an exercise price ranging from $0.20 to $0.30 per share of its common stock; 50,001 stock warrants were granted in connection with consulting services and 1,248,494 stock warrants were granted in relation to the satisfaction of accounts payable, accrued liabilities, and notes payable - related parties and were recorded as interest expense (see Notes 3 and 5). These stock warrants were exercisable upon issuance and expire in 2006. During the year ended December 31, 2005, the Company granted 13,575 stock warrants with an exercise price of $0.25 per share of its common stock. These stock warrants were granted in connection with consulting services rendered to the Company. These stock warrants were exercisable upon issuance and expire February thru March 2007. The following table summarizes the Company's warrants activity not related to the sale of common stock:



                                                                 Weighted

                                                                  Average

                                                      Warrants   Exercise

                                                     Outstanding     Price
						     -----------    ------
             Balance, January 1, 2002                        -- $       --
						     ===========    ======
             Granted                                     90,000       0.36

             Cancelled                                       --         --

             Exercised                                       --         --

             Expired                                         --         --
						     -----------    ------
             Balance, December 31, 2002                  90,000
						     ===========    ======
             Granted                                     31,200       0.23

             Cancelled                                       --         --

             Exercised                                       --         --

             Expired                                         --         --
						     -----------    ------
             Balance, December 31, 2003                 121,200       0.36
						     ===========    ======
             Granted                                  1,298,495       0.30

             Cancelled                                       --         --

             Exercised                                       --         --

             Expired                                     40,000       0.25
						     -----------    ------
             Balance, December 31, 2004               1,379,695 $     0.30
						     ===========    ======
             Granted                                     13,575       0.25

             Cancelled                                       --         --

             Exercised                                   50,000         --

             Expired                                     31,200         --
						     -----------    ------
             Balance, December 31, 2005               1,312,070 $     0.30
						     ===========    ======






8. COMMITMENTS AND CONTINGENCIES



   Mining claims - The Company has a lease and purchase option agreement covering six patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercises its option to purchase, all funds paid to Lessor shall be credited toward the purchase price as of the date the payments were made.



   On December 9, 2003, the Company entered into an Exploration, Exploitation and Unilateral Promise to Sell Agreement (the "Agreement") with an individual whereby the Company purchased the rights to explore and exploit minerals on certain land in Mexico. In accordance with the Agreement, the Company exercised its option to purchase the rights in exchange for $2,000. In addition, the Company is required to pay advance minimum royalty payments of $2,000 six months after the option was exercised. The Company will be required to pay an additional $2,000 twelve months after the option was exercised. Every six months thereafter, the Company will be required to pay minimum amounts up to $4,000. These royalty payments can be recouped against future production royalties. As of December 31, 2004, the $2,000 option and $2,000 royalty payment has been recorded as part of other assets totaling $8,600. As of December 31, 2005 a total of $6,200 has been paid, $ 4,500 for royalty payments and $1,700 for taxes.



   Rental payments - The Company operates a leased facility in Nevada under a month to month operating lease. The lease calls for a monthly base rent of approximately $1,500.



   Consulting agreements - In March 2003, the Company engaged Anthony F. Ciali as a management consultant of the Company. Under the agreement, Mr. Ciali is to provide consulting services, initially, in the capacity of President of the Company. Compensation is payable at a monthly rate of $7,500 and shall be reviewed by the Board of Directors in January 2004, with any adjustment not to be less than the rate of inflation during the previous twelve-month period, as measured by the U.S. Consumer Price Index. Further, the Company granted Mr. Ciali an option to purchase 300,000 shares of the Company's common stock with an exercise price equal to the average closing price of the Company's common stock, as quoted on the OTC BB, for the five trading days prior to the Effective Date or $0.142. The option is fully vested, has a three year term, and is valued at $33,900 using the Black Scholes Model. The agreement is continuous until either party terminates such services. Mr. Ciali resigned from the Company on May 10, 2005.


   During April 2003, the Company entered into a Management Consulting Agreement with Mr. Luis Vega (the "Agreement") whereby the Company agreed to pay $500 per day of service provided by the consulting geologist payable in shares of the Company's common stock. Through December 31, 2003, the Company has issued 205,166 shares of the Company's common stock to the consultant totaling $31,500. The agreement may be terminated by either party. Additionally, the Company granted an option to purchase 100,000 shares of the Company's common stock with an exercise price of $0.22 per share. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remains as a Director with Can-Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources.


   During July 2003, the Company amended their agreement with the CEO to increase his monthly compensation to $10,000 beginning September 1, 2003, and to $12,500 per month beginning January 1, 2004. The amended agreement also calls for an annual discretionary bonus to be determined by the board, which shall not be less than 15% of the CEO's annualized compensation based on the fiscal year-end monthly fee in effect. The Company has accrued a bonus of $0.00 and $22,500 as of December 31, 2005 and 2004, respectively. During October 2003, the Company also granted a ten-year option to the CEO to purchase 500,000 shares of its common stock, with an exercise price of $0.16 per share. The option is fully vested upon grant, expires in October 2013, and totaled $0 under APB No. 25 as the exercise price was equal to the closing market price on the day of grant. Mr. Ciali resigned from the Company on May 10, 2005.

   Private placement - During January 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK") whereby, IBK would assist the Company in a private placement of up to $1,000,000 of the Company's common shares or some other acceptable financing arrangement. The Company agreed to a non-refundable fee of CDN $25,000 as well as an expense advance of CDN $3,500, which the Company paid in February 2004. The agreement is effective through the date of this report and may be terminated or extended by either party upon 15 days advanced notice in writing.

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



   During July 2005, the Company decided that following extensive consultation, and based on the Company's due diligence review, that it will not proceed on its proposed joint venture with Minera Apolo S.A. de C.V. ("Minera") otherwise known as the "Pinos Project". The Pinos project consisted of 29 gold and silver concessions located in Pinos, Zacatecas State, Mexico.





9.     SUBSEQUENT EVENTS

   From January 1, 2006, through the date of this report the Company issued 314,000 shares of the Company's common stock and warrants to purchase 314,000 shares of the Company's common stock for cash totaling $62,800. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.25 per share.

   During January 2006, the Company issued 2,500 shares of the Company's common to an individual for services approximating $250.

   From January 1, 2006, through the date of this report 1,605,327 common warrants issued have expired, 300,000 options issued to Anthony F. Ciali have expired and 100,000 options issued to Luis Vegas have been released due to his resignation as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005.

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

    NAME               AGE          POSITION AND TENURE

    Anthony F. Ciali   60           ) Resigned from Company  on  May  10, 2005.
                                    Was
                                    President  (since  March  2003),  and Chief
                                    Executive Officer and Director (since April
                                    2003

    Ronald D. Sloan    65           President and Chief Executive Officer since
                                    May 10, 2005.
                                      President  from  May  1996 to March 2003;
                                    Treasurer,  and  Chief  Financial   Officer
                                    since May 1996; Chairman of the Board since
                                    January 2001.

    John Brian Wolfe   54           Secretary and a Director since May, 1996

    James Dacyszyn     74           Director since February, 1999

    ANTHONY F. CIALI. MR. CIALI RESIGNED AS PRESIDENT OF THE COMPANY IN MAY, 2005. Mr. Ciali is a senior mining executive with over twenty-four years of international mining industry experience. Mr. Ciali was appointed President of the company on March 24, 2003 and Chief Executive Officer and a director of the company on April 25, 2003. Prior to joining the company, Mr. Ciali was, from July 1999 to December 2002, EVP-COO and CFO of ACS Advanced Computer Systems, Inc., a computer related company. From July 1997 to September 1999, he was a mining industry consultant. Mr. Ciali was President and CEO, and a director of Monarch Resources Limited, an international gold mining company listed on The Toronto Stock Exchange, with exploration and mining operations in Venezuela and Mexico and approximately 700 employees, from May 1991 to June 1997. From 1977 to 1990, Mr. Ciali was Vice President Finance and Administration of Gold Fields Mining Corporation ("Gold Fields"), an international gold mining company and a wholly owned subsidiary of Consolidated Gold Fields PLC. Gold Fields had annual gold production of approximately 400,000 ounces from gold mines based in the western United States, and an annual exploration budget of approximately $20 million for exploration projects in North and South America. Gold Fields employed over 700 people. From 1976 to 1977, Mr. Ciali was Assistant
Controller of Azcon Corporation, an affiliate of Gold Fields, which was involved in steel distribution and manufacturing. From 1972 to 1976, he was employed as an auditor with Price Waterhouse, in New York, New York, where he obtained a CPA license (no longer active). Mr. Ciali has a BSc. degree in Mechanical Engineering and a Masters degree in Business Administration. Mr. Ciali resigned from the Company on May 10, 2005.

    RONALD D. SLOAN. Mr. Sloan served as President, Treasurer and CEO from May 2, 1996 until his resignation as President on March 24, 2003 and as CEO on April 25, 2003. He is Chairman of the Board of Directors and Treasurer (and Chief Financial Officer) of the company. During the past twenty five years Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the company's business. Mr. Sloan has no professional or technical credentials in the metals mining industry. Mr. Sloan took over the positions of President and CEO upon the resignation of Mr. Ciali on May 10, 2005.

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

(b) Identification of Certain Significant Employees.

    In 2003, Mr. Vega was retained as Senior Consulting Geologist to the company. He has over 30 years of international gold exploration experience with senior mining companies, including Utah International, Duval Corporation, and (most recently) Battle Mountain Gold, where he was Vice President - Manager, Latin American Exploration. His exploration experience has encompassed projects in the Western United States, Mexico, and Central and South America, including Bolivia (the Korri Kollo gold mine), Chile, Argentina, and the Dominican Republic, as well as project submittal evaluations for properties in Peru, Ecuador, Brazil, Uruguay and Venezuela. Mr. Vega holds a Bachelor of Science in Geology and a Masters of Science in Economic Geology. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remains as a Director with Can-Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2005 through December 31, 2005 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

    The company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128

Item 10.  Executive Compensation

    The following table shows selected information about the compensation paid or accrued to or for the account of executive officers in 2005, 2004, 2003 and 2002 for services, and bonuses rendered in all capacities in those years. In 2002, the company had one executive officer (Ronald D. Sloan). Mr. Anthony Ciali resigned from the Company on May 10, 2005. The company does not have a long-term compensation plan.


                            SUMMARY COMPENSATION TABLE

								   Long Term Compensation
								  ------------------------
				Annual Compensation		  Awards	   Payouts
			-------------------------------------------------------------------------
(a)			(b)	(c)		(d)	(e)	(f)	(g)	   (h)	   (i)
Name							Other				  All Other
and							Annual Restricted	    LTIP   Compen-
Principal						Compen-	 Stock	 Options/  Payouts sation
Position		Year	Salary	    Bonus	sation	 Awards	  SARs(#)    ($)   ($)(2)
-----------------	----	----------  ----------- ------	 ----- ----------- ------  ------
			2005	$51,668*    $	 -0- 	$  -0-	  -0-		   $ -0-   $  -0-
Anthony F. Ciali	2004	$150,000*   $ 22,500***	$  -0-	  -0-		   $ -0-   $  -0-
CEO and			2003	$  79,435*  $ 18,000*** $  -0-    -0-   800,000(1) $ -0-   $  -0-
President		2002	$ -0-	    $    -0-   	$  -0-    -0- 	    -0-	   $ -0-   $  -0-

			2005	$60,000**   $	-0-	$  -0-	  -0-	    -0-	   $ -0-   $  -0-
Ronald D. Sloan		2004	$60,000**   $	-0-	$  -0-	  -0-	    -0-    $ -0-   $  -0-
Treasurer (CEO		2003	$60,000**   $	-0-	$  -0-	  -0-	    -0-    $ -0-   $  -0-
to April 25, 2003)	2002	$60,000**   $	-0-	$  -0-	  -0-	    -0-    $ -0-   $  -0-
President & CEO
As of May 10, 2005


* Accrued (not paid) at the rate of $7,500 per month for March - August 2003; $10,000 per month for September - December 2003; $12,500 per month in 2004 and $12,917 per month for 4 months in 2005. See "Employment Agreement" below. The 2003 accrual was converted to equity in 2004. See "Certain Relationships and Related Transactions."

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

(2) Does not include (a) $38,332 paid as rent for a Las Vegas apartment for Mr. Sloan in 2002 and 2003; or (b) a car allowance, automobile operating expenses, medical insurance and life insurance paid for Mr. Ciali during the four months ended December 31, 2003 ($6,346), 2004 ($21,199) and the four months ended April 30, 2005 ($7,680)

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


    (a)                 (b)            (c)             (d)                 (f)
                                                     Number             Value of
                                                    of Shares          Unexercised
                                                   Underlying         In-the-Money
                                                  Options/SARS        Options/SARs
                      Shares                       at 12/31/03         at 12/31/03
                     Acquired         Value       Exercisable/        Exercisable/
Name              on Exercise (#) Realized ($)   Unexercisable/       Unexercisable
----------------  --------------  -----------    -------------	      -------------

Anthony F. Ciali        -0-            -0-         800,000/-0-         $90,000(1)
    CEO


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

    The agreement does not have a specific term, and will end only if either the company or Mr. Ciali terminate the agreement. Mr. Ciali resigned his positions with Can-Cal Resources Ltd. on May 10, 2005.

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

    As additional compensation, the company has issued to Mr. Vega a non-qualified stock option to purchase 100,000 shares of common stock at $0.22 per share (the average closing price for the five trading days before April 21,
2003). This option expires April 21, 2006 unless sooner forfeited on termination of the consulting agreement. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remains as a Director with Can-Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources.

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

    Under the agreement with the company, Mr. Brown is paid $250 per day of service (based on invoices showing service and time provided), payable 60% in restricted shares of common stock of the company and 40% in cash for 2004. Beginning in 2005, Mr. Brown's fee will be payable 100% in cash. The number of restricted common shares issued to Mr. Brown in 2004 was calculated by dividing the amount owed by the average closing price of the company's stock for each day's service. He also is reimbursed travel and entertainment expenses (plus accountable out-of-pocket expenses). Through December 31, 2004, the company has issued 87,388 restricted shares of stock to Mr. Brown to pay $15,263 of consulting services.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

    The following table sets forth certain information about beneficial ownership of our common stock as of March 29, 2006 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information for officers and directors is based on the Forms 3 and 4 they have filed with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934. Based on the Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

    The number of shares shown as owned by the individual includes shares issuable on exercise of any options and warrants he holds. The percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options and warrants by (y) the 18,330,818 shares outstanding at March 29, 2006, plus for each person with options and warrants, the number of shares the person has the right to acquire on exercise thereof. The shares shown as owned by officers and directors as a group includes shares issuable on exercise of the options and warrants, and the percentage of shares shown as owned by that group has been determined as if all of those options and warrants had been exercised.

                     NAME AND ADDRESS             AMOUNT AND NATURE
TITLE OF CLASS       OF BENEFICIAL OWNER          OF BENEFICIAL OWNER	PERCENT OF CLASS
--------------	     -------------------	  -------------------	----------------
Common stock         Ronald D.  Sloan*		  1,954,711(1)			10.3%
                     4312-212 Street
                     Langley, B.C., Canada

Common Stock         John Brian Wolfe*		  893,211(2)			4.9%
                     3157 Silver Throne Drive
                     Coquitlam, B.C., Canada

Common Stock         James Dacyszyn*		  893,050 (3)			4.8%
                     #64, 9703-41 Avenue
                     Edmonton, A.B., Canada


Common Stock         Anthony F. Ciali*		  1,435,480 (4)			7.4%
                     28 Lawrencia Drive
                     Lawrenceville, NJ 08648

Common Stock         All Officers and Directors	  5,176,452 (5)			25.6%
                     as a group

*  Director

(1)Includes 584,640 shares underlying warrants.
(2)Includes 53,890 shares underlying warrants.
(3)697,550 shares (including 113,775 shares covered by warrants) are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company are controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares.
(4)Includes 800,000 shares covered by options and 317,740 shares underlying warrants.
(5)Assumes exercise of 1,070,045 warrants held by officers and directors (but not warrants on 178,449 shares held by a former director and his insurance agency), and the options on 800,000 shares held by Mr. Ciali.

   Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2004:






												Number of securities
												remaining available for
												future inssuance under
					Number of securities to		Weighted average 	equity compensation plans
					be issued upon exercise		exercise price of	(excluding securities
					of outstanding options		outstanding options	reflected in column (a))
Plan Category				(a)				(b)			(c)
---------------------			-----------------------		-------------------	-------------------------

Equity Compensation
plans approved by
security holders
(shares reserved)


2003 Qualified ISOP			500,000				$0.16			1,000,000
(1,500,000 shares)

2003 Non-Qualified ISOP			300,000				$0.14			1,100,000
(1,500,000 shares)			100,000				$0.22





Equity compensation			-- 				-- 			--
plans not approved
by security holders



None
					-----------------------		-------------------	-------------------------
Total					900,000				$0.16			2,100,000



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


				Loans		Salary		Total		Shares	       Warrants
				----------	----------	----------    ---------	      ---------
 Directors and officers

 Ronald D. Sloan				$  146,160	$  146,160	584,640		584,640
 Anthony F. Ciali				    79,435	    79,435	317,740		317,740
 John Brian Wolfe				$   13,472	    13,742	 53,890		 53,890
 James Dacyszyn					    24,602	    24,602	 98,408		 98,408

 Others

 Barry Amies*			    6,578			     6,578	 26,312		 26,312
 Landings Insurance*:
   Loan #1			   18,881			    18,881	 75,523		 75,523
   Loan #2			   19,154			    19,154	 76,614		 76,614
				----------	----------	----------    ---------	      ---------
				$  82,687	$  225,595	$  308,282    1,233,127	      1,233,127
				==========	==========	==========    =========	      =========

       * Mr. Amies was a director but resigned in 2003. Landing Insurance is Mr. Amies' insurance agency which advanced the insurance premiums on behalf of the company.
       *

    Loans Owed to Officer and a Shareholder

    At December 31, 2005, the company owed Ronald D. Sloan, an officer and director, $15,308 for principal and accrued interest (at 7.5% per year) on various loans made by him to the company from 2001 through 2003. The amount of Mr. Sloan's obligation is net of $20,645 of loans repaid to him by the company in 2005.

    The company owes Robin Schwarz, an unaffiliated shareholder, $12,424 at December 31, 2005 consisting of unsecured loans in various amounts made in 2001 and 2002, at various dates, and interest ranging from 13.24% to 27.99%, due on demand.

 Item 14.  Comparative Figures

    Certain  figures  from  the  previous  year  have  been re-classified to the
current  year's  presentation.   Such   re-classification  is  for  presentation
purposes only and has no effect on previously reported results.

 Item 15.  Principal Accounting Fees and Services

   (1) - (4) L.L. Bradford & Company, LLC billed us as follows for the years ended December 31, 2005 and 2004:

                               Year Ended                 Year Ended
                            December 31, 2005          December 31, 2004

       Audit Fees (a)          $   10,000                  $ 15,000

       Audit-Related Fees (b)  $      -0-                  $     -0-

       Tax Fees (c)            $    1,650                  $  1,500

       All Other Fees (d):     $                           $  2,130

       (a)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

       (b)For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2005, and 2004, respectively.

       (c)For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2005 and 2004, respectively.

       (d)For services in respect of any and all other reports as required by the SEC and other governing agencies.


   (5)(i) The Board of Directors has not established an audit committee. However, the Board of Directors, as a group, carries out the responsibilities, which an audit committee would have. In this respect the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

   The Board of Directors delegates to management of Mr. Sloan and the Board of Directors, the terms of engagement, before we engage De Joya Griffith & Company, LLC for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

   (5)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2005 (and 2004) were: Audit-Related Fees 81% (87%); Tax Fees 8% (9%); and All Other Fees 11% (4%).

   (7) L.L. Bradford & Company, LLC was formally dismissed as the auditing firm by the Board of Directors on July 15, 2005. De Joya Griffith & Company, LLC was retained as the new auditing firm by the Board of Directors as of July 15, 2005. De Joya Griffith & Company, LLC billed us as follows for the year ended December 31, 2005.

                               Year Ended
                            December 31, 2005

       Audit Fees (a)          $    5,705

       Audit-Related Fees (b)  $      -0-

       Tax Fees (c)            $      -0-

       All Other Fees (d):     $      -0-

       (a)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

       (b)For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2005, and 2004, respectively.

       (c)For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2005 and 2004, respectively.

       (d)For services in respect of any and all other reports as required by the SEC and other governing agencies.

   (8)(i) The Board of Directors has not established an audit committee. However, the Board of Directors, as a group, carries out the responsibilities which an audit committee would have. In this respect, the Board of Directors has the responsibility of reviewing our financial statements, exercising general oversight of the integrity and reliability of our accounting and financial reporting practices, and monitoring the effectiveness of our internal control systems. The Board of Directors also recommends selection of the auditing firm and exercises general oversight of the activities of our independent auditors, principal financial and accounting officers and employees and related matters.

   The Board of Directors delegates to management (Mr. Sloan) the terms of engagement before we engage De Joya Griffith & Company, LLC for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

   (8)(ii) The percentage of services provided for Audit-Related Fees, Tax Fees and All Other Fees, which services were delivered pursuant to pre-approval policies and procedures established by the audit committee, in 2005 were:
Audit-Related Fees 100%.

Item 15. Exhibits and Reports on Form 8-K.
(a)   Exhibits

Exhibit No. Title of Exhibit

31          Certification under Rule 13a-14(a) Ronald D. Sloan..............*

32          Certification under Rule 13a-14(b) Ronald D. Sloan.............*


(b)  Reports on Form 8-K.

     During the fourth quarter of the fiscal year ended December 31, 2005, the company did not file any report on Form 8-K (item 5 event).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           CAN-CAL RESOURCES, Ltd.
                                           (Registrant)


Date: April 14, 2006                 By:     /s/  Ronald D. Sloan
					---------------------------------
                                           Ronald D. Sloan, President and
                                           Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: April 14, 2006                 By:     /s/  John Brian Wolfe
					---------------------------------
                                           John Brian Wolfe, Director


Date: April 14, 2006                 By:     /s/  James Dacyszyn
					---------------------------------
                                           James Dacyszyn, Director


Date: April 14, 2006                 By     /s/  Ronald D. Sloan
					---------------------------------
                                           Ronald D. Sloan, Director