Form 10QSB
period 2006-03-31
CAN CAL RESOURCES LTD
filed 2006-05-22
CIK 1083848

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

      Commission File No. 0-26669

                            Can-Cal Resources Ltd.
                (Name of Small Business Issuer in its charter)

               Nevada                                   88-0336988
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                  2500 Vista Mar Drive, Las Vegas, NV  89128
                   (Address of principal executive offices)

                                (702)  243-1849
                          (Issuer's telephone number)

                                      N/A
(Former name, former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						Yes     X      No  _____

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                           Outstanding on May 8, 2006
   Common Stock, Par Value $.001.                       19,313,568

Transitional Small Business Disclosure  Format  (Check one):

						Yes  _____     No     X



CONTENTS



                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheet (unaudited) 		 			   F-1

            Statements of Operations (unaudited)			   F-2

            Statement of Stockholders' Deficit (unaudited)  	           F-3

            Statements of Cash Flows (unaudited)      		           F-4

            Notes to Condensed Financial Statements (unaudited)            F-5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                    4

ITEM 3.     Controls and Procedures                                          6

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings						     7

ITEM 2.     Changes in Securities                                            7

ITEM 3.     Defaults Upon Senior Securities                                  7

ITEM 4.     Submission of Matters to a Vote of Security Holders		     7

ITEM 5.     Other information						     7

ITEM 6.     Exhibits and Reports on Form 8-K                                 8

            Signatures                                                 	     8

            Certifications                                            Exhibits




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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                            CAN-CAL RESOURCES LTD
			       BALANCE SHEET
			        (UNAUDITED)



								  March 31,
								    2006
								===========
ASSETS
Current assets
	Cash							$    69,300
	Accounts receivable					     16,000
	Other current assets					      9,900
								-----------

		Total current assets				     95,200

Fixed assets, net						     18,200

Other assets, net						     10,900
								-----------

Total assets							$   124,300
								===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
	Accrued interest					$   225,400
	Accrued officer salary payable				    283,900
	Accrued payroll taxes					    111,500
	Accounts payable					     61,500
	Convertible debenture, net of unamortized
	 discount of $16,800					     23,200
	Due to stockholder					     12,000
	Notes payable-related parties				    380,500
	Unearned revenue					     20,300
								-----------

		Total current liabilities			  1,118,300
								-----------

Total liabilities						  1,118,300

Commitments and contingencies						  -

Stockholders' deficit
	Preferred stock; $0.001 par value; 10,000,000 shares
	  authorized, no shares issued and outstanding			  -

	Common stock; $0.001 par value; 100,000,000 shares
	  authorized, 19,288,571 shares issued and outstanding	     19,300

	Additional paid-in capital				  5,916,900

	Accumulated deficit					 (6,930,200)
								-----------

		Total stockholders' deficit			   (994,000)
								-----------

Total liabilities and stockholders' deficit			$   124,300
								===========




                            CAN-CAL RESOURCES LTD
  		           STATEMENTS OF OPERATIONS
			        (UNAUDITED)

							Three months ended March 31
							--------------------------
							    2006	    2005
							==========	==========
Material sales						$        -	$    8,500

Cost of sales							 -	     4,600
							----------	----------

	Gross profit					     	 -	     3,900

Expenses
	Beneficial conversion discount			     8,400		 -
	Exploration costs				     8,900	     6,600
	Depreciation					     1,700	     1,200
	General and administrative expenses		    46,500	    71,100
	General and administrative expenses-
	  related party					    15,000	    53,800
							----------	----------

Loss from operations					   (80,500)	  (128,800)

Other income (expense)
	Interest income					       100		 -
	Other income					     2,000		 -
	Rental revenue					    13,100	     5,600
	Interest expense				   (20,400)	   (15,300)
							----------	----------

Loss before provision for income taxes			   (85,700)	  (138,500)

Provision for income taxes					 -		 -
							----------	----------

Net loss						$  (85,700)	$ (138,500)
							==========	==========

Basic and diluted loss per common share			$    (0.00)	$    (0.01)
							==========	==========

Basic and diluted weighted average
   common shares outstanding				19,288,571	18,269,583


                            CAN-CAL RESOURCES LTD
  		           STATEMENTS OF CASH FLOWS
			        (UNAUDITED)

								Three months ended March 31
								--------------------------
								    2006	    2005
								==========	==========
Cash flows from operating activities:

 Net loss							$  (85,700)	$ (138,500)
 Adjustments to reconcile net loss to net
  cash used by operating activities:
	Stock based compensation				       900	     8,500
	Depreciation and amortization				     1,700	     1,200
	Beneficial conversion feature on convertible debt	    23,200		 -
 Changes in operating assets and liabilities:
	Increase in accounts receivable				   (16,000)	    (2,200)
	Increase in accounts payable				     3,700	      (100)
	Increase in accrued interest				    11,600	    30,200
	Increase in accrued officer salary payable		    15,000	    41,300
	Increase in unearned revenues				    10,900	    (5,600)
	Increase in other current assets			    (8,000)		 -
	Decrease in other assets				    (1,900)		 -
								----------	----------

		Net cash used by operating activities		   (44,600)	   (65,200)



Cash flows from financing activities:

 Payment of due to stockholder					      (400)	      (200)
 Proceeds from convertible debenture				    40,000		 -
 Proceeds from issuance of common stock				    62,800	   152,500
 Principal payments on notes payable-related parties		    (5,500)	    (2,000)
								----------	----------

		Net cash provided by financing activities	    96,900	   150,300
								----------	----------

Net increase (decrease) in cash					    52,300	    85,100

Cash, beginning of period 					    17,000	    68,600
								----------	----------

Cash, end of period						$   69,300	$  153,700
								==========	==========

Supplemental disclosure of cash flow information:
 Cash paid for income taxes					$	 -	$	 -
								==========	==========
 Cash paid for interest						$	 -	$	 -
								==========	==========

Schedule of non-cash financing activities:

 Accrued interest added to principal on notes payable		$    2,600	$    2,500
								==========	==========






ITEM 2.     NOTES TO FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2005 of Can-Cal Resources Ltd ("the Company").

   The interim financial statements present the balance sheet, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The  interim  financial  information  is  unaudited.   In   the  opinion  of
   management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   Presentation of Financial Statements - The Company rounds the figures on the financial statements to the nearest hundred.


3. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of March 31, 2006:


      Note payable to a stockholder, secured by real property,
      bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005
      (Note: The Company is in default of principal and interest payments totaling $508,000 but is currently negotiating forbearance
      on collection of the interest)				     $  300,000

      Note payable to a stockholder, unsecured, bearing interest
      at 7.5% per annum, maturing June 2006			          6,400

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing August 2006	         34,000

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing July 2006	         31,500

      Note payable to an stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing May 2006	          8,600
 								     ----------

      Current portion (amounts due within one year)		     $  380,500
  								     ==========

3. NOTES PAYABLE-RELATED PARTIES (CONTINUED)

   The Company is in default of its semi-annual interest payments of $208,000 for the years ended 2002, 2003, 2004, 2005 and the three months ended March 31, 2006 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.


4. CHANGES IN SECURITIES

   During the three months ended March 31, 2006, we sold 314,000 restricted common shares to twenty-two Canadian residents and a U.S. resident for a total of $62,800, and issued warrants to purchase 314,000 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

   The Company also issued, for services, 2,500 restricted common shares for a total value of $875. These securities were issued to a U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.


5. STOCK BASED COMPENSATION

   During the three months ended March 31, 2006, the Company issued 2,500 shares of the Company's common stock to an individual for services totaling $875.


6. COMMITMENTS AND CONTINGENCIES

   Operating lease - The Company operates from a leased facility in Nevada under a yearly operating lease. The lease calls for a monthly base rent of approximately $1,500 and is renewable during September 2006. Future minimum lease payments through the term of the lease in 2006 total $9,000.


7.   CONVERTIBLE DEBENTURE

   The   Company  issued  a  $40,000  convertible   debenture  to   a  Canadian
   resident, in reliance on the exemption provided by Regulation SX. The debenture was issued on January 24, 2006 with a 10% annual coupon, payable in cash or restricted stock at the Company's option. The conversion price, if the conversion option is exercised, will be $0.20 USD per share for 200,000 shares of the Company's restricted common stock. The investor shall have one year from January 24, 2006 to exercise 160,000 warrants. The strike price shall be $0.25 USD per share of restricted stock.

8. GOING CONCERN

   The Company incurred a net loss of approximately $85,700 for the three months ended March 31, 2006. The Company's current liabilities exceed its current assets by approximately $994,000 as of March 31, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


9. SUBSEQUENT EVENTS

   There have been no subsequent events as of April 30, 2006.


ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION


(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. The Company has initiated the re-evaluation of its North American properties, which began the 2nd quarter of 2005, through in-house and independent analysis. Further testing and research is currently being conducted on the Pisgah and Wikieup material by independent third parties in California, Nevada and Israel. The Board of Directors anticipates final determinations of recovery in 2006. In the event the material indicates a commercial value, an industry recognized, independent, third party firm will be contracted to conduct a "Chain of Custody" program for verification of the analysis. The Company will also continue to hold the ARCO # 1 and ARCO # 2 properties in Mexico as a future drill target.

      The Company presently has gold exploration projects located in Mexico, California and Arizona. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V. ("SMR"), which is the Company's principal vehicle for acquisitions in Mexico.

      In 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project, consisting of a land package of 463 hectares (approximately 1,140 acres) that is owned by a private Mexican individual. Also, in 2004, the Company applied to Mexico's Director General of Mines for a gold-silver mineral concession, referred to as the Arco 2 Project, which includes a land package of 2,918 hectares (approximately 7,178 acres). The Arco 2 concession is contiguous with, and extends 7 kilometers to the north of the Arco Project. The Arco and Arco 2 Projects are located in Durango State, approximately 120 kilometers north-northwest of the city of Durango, and lies in the Central Plateau Gold-Silver belt of the Sierra Madre Occidental, near the historic Silver-Lead-Zinc district of Tejamen. During May - July 2004, SMR mapped the Arco concession and conducted two rock chip-sampling programs of the project's veins, which produced encouraging gold assay results and identified new vein structures. The Arco Project has been advanced to the drill-ready stage. The timing of SMR's initiation of this drilling program is subject to available financing.

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

      The Company plans to expand its U.S. property holdings in 2006.

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


(B)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

      As of March 31, 2006, the Company had a working capital deficit of $1,023,100 and approximately $69,300 cash was available to sustain operations, which would cover the Company's planned activities through June 2006, at a minimum. The working capital deficit as of December 31, 2005 was $1,040,900 and approximately $17,000 cash was available. We may seek additional capital by the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies.

      The Company did not have sales of cinder materials during the three-month period ended March 31, 2006, compared with sales of $8,500 and gross profit of $3,900 for the three-month period ended March 31, 2005. The Company sustained a net loss of $85,700 for the three-month period ended March 31, 2006, compared to a net loss of $138,500 for the three-month period ended March 31, 2005. The reduced net loss in the 2006 period was principally due to a $58,000 decrease in general and administrative expenses, a decrease of $ 4,500 in cost of sales, an $8,400 increase for expenses relating to a convertible debenture in January 2006 and a $1,100 increase in revenue.

      The $58,000 decreases in general and administrative expenses during the three-month period ended March 31, 2006 compared to the same period in 2005 were principally due to:


   - Officer salaries decreased by $39,000, due to the resignation of Anthony Ciali.

   -   Payroll taxes decreased by $3,800,  due  to  the  resignation of Anthony
       Ciali.

   - Office rent decreased by $4,400, due to the closing of the New Jersey branch office.

   - Exploration expenses increased by $2,900, due to increased activity on the US holdings.

   - Office life and health insurance expenses decreased by $3,000, due to the resignation of Anthony Ciali.

   - Vehicle lease expenses decreased by $1,400 due to the resignation of Anthony Ciali.

   -   Travel expenses decreased by $5,100 due to less international travel.

   - General office expenses and utilities decreased by $2,300 due to the closing of the New Jersey branch office.

   - Stock based compensation decreased by $8,500 due less activity on the Mexican properties.

   - Legal and accounting expenses increased by $1,500 due to increased legal expenses.

   -   Interest expenses increased by $ 5,100 due to the convertible debenture.

 Net  cash used by operating activities amounted to approximately  $44,600 for the three-month period ended March 31, 2006, compared with approximately $65,200 for the same period in 2005, principally reflecting the decreased level of general and administrative expenses. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $62,800 for the three-month period ended March 31, 2006 compared to approximately $152,500 for the same period in 2005.

      Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Therefore, losses will continue unless the Company sells one or more of its properties or locates and delineates reserves and initiates mining operations. If that occurs, the Company may capitalize certain of those expenses.

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



PART II - OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

 NONE

       PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES.

  During the three months ended March 31, 2006, we sold 314,000 restricted common shares to twenty-two Canadian residents and a U.S. resident for a total of $62,800, and issued warrants to purchase 314,000 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

  The Company also issued, for services, 2,500 restricted common shares for a total value of $875. These securities were issued to a U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.

  The Company also issued a $40,000 convertible debenture to a Canadian resident, in reliance on the exemption provided by Regulation SX. The debenture was issued on January 24, 2006 with a 10% annual coupon, payable in cash or restricted stock at the Company's option. The conversion price, if the conversion option is exercised, will be $0.20 USD per share for 200,000 shares of the Company's restricted common stock. The investor shall have one year from January 24, 2006 to exercise 160,000 warrants. The strike price shall be $0.25 USD per share of restricted stock

  No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

   The Company is in default of principal and its semi-annual interest payments of $208,000 for the years ended 2002, 2003, 2004, 2005 and the three months ended March 31, 2006 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principal and interest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  NONE

ITEM 5. OTHER INFORMATION

  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  31         Certifications Pursuant to Section 302
             of the Sarbanes-Oxley Act of  2002

  32         Certifications pursuant to Section 1350 of
             Chapter 63 of Title 18 of the United States Code


                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  May 22, 2006			By:  /s/  Ronald D. Sloan
					-------------------------------------
					RONALD D. SLOAN,
					Chief Executive Officer and President