Form 10QSB
period 2006-06-30
CAN CAL RESOURCES LTD
filed 2006-08-22
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  X Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the fiscal quarter ended June 30, 2006

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding on August 21, 2006
   Common Stock, Par Value $.001.                       21,017,603

Transitional Small Business Disclosure  Format  (Check one): Yes ____  No     X






CONTENTS



                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)				F-1

            Condensed Statements of Operations (unaudited)            	F-2

            Condensed Statements of Cash Flows (unaudited) 		F-3

            Notes to Condensed Financial Statements (unaudited)         F-4

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations 		  4

ITEM 3.     Controls and Procedures 					  6

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings						  7

ITEM 2.     Chancges in Securities					  7

ITEM 3.     Defaults Upon Senior Securities 			          7

ITEM  4.    Submission of Matters to a Vote of Security Holders		  7

ITEM 5.     Other information						  7

ITEM 6.     Exhibits and Reports on Form 8-K                              8

            Signatures                                                    8

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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


			CAN-CAL RESOURCES LTD
 			    BALANCE SHEET
			     (UNAUDITED)




                           ASSETS
                                                                As Of
                                                            June 30, 2006
							    -------------
Current assets
Cash                                                              $73,200
Other current assets                                                2,500
							    -------------
Total current assets                                               75,700

Fixed assets, net                                                  16,700

Other assets, net                                                  11,800
							    -------------
Total assets                                                     $104,200
							    =============
           LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest                                                 $239,400
Accrued officer salary payable                                    310,000
Accrued payroll taxes                                             111,100
Accounts payable                                                   39,300
Convertible debenture, net of unamortized discount of $4,200       35,800
Due to stockholder                                                 11,900
Notes payable-related parties                                     378,300
Unearned revenues                                                  20,600
							    -------------
Total current liabilities                                       1,146,400
							    -------------

Total liabilities                                               1,146,400


Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding                           --
Common stock; $0.001 par value; 100,000,000 shares
authorized,  19,538,568 shares issued and outstanding              19,500
Additional paid-in capital                                      6,090,200
Accumulated deficit                                           (7,151,900)
							    -------------
Total stockholders' deficit                                   (1,042,200)
							    -------------
Total liabilities and stockholders' deficit                      $104,200
							    =============

See Accompanying Notes to Financial Statements

						CAN-CAL RESOURCES LTD
 					       STATEMENTS OF OPERATIONS
						     (UNAUDITED)





                                                  	    Three Months Ended June 30            Six Months Ended June 30
                                                              2006             2005                2006             2005
							 ------------	  --------------      -------------    ---------------

Material sales                                           $	   --     $	   2,900      $		 --    $	11,400

Cost of sales                                                      --      	   4,800                 --     	 9,400
							 ------------	  --------------      -------------    ---------------
Gross profit                                                       --    	  (1,900)                --      	 2,000

Expenses
Exploration costs                                               1,800      	   4,300             10,700     	10,100
Depreciation                                                    1,600      	   1,200              3,300     	 2,300
General and administrative expenses                            42,700    	 129,000             89,200    	       193,200
General and administrative expenses - related party           158,300     	  31,400            173,300     	93,100
							 ------------	  --------------      -------------    ---------------
Loss from operations                                         (204,400)  	(167,800)          (276,500)  	      (296,700)

Other income (expense)
Confessional judgement                                              -     	  26,500                  -     	26,500
Beneficial conversion discount                                (12,600)        	       -            (21,000)         	     -
Interest income                                                     -        	       -                100         	     -
Other income                                                        -         	       -              2,000         	     -
Rental revenue                                                 22,100      	   5,600             35,200     	11,300
Interest expense                                              (26,800)   	 (15,100)           (47,200)   	       (30,300)
							 ------------	  --------------      -------------    ---------------
Loss before provision for income taxes                       (221,700)  	(150,800)          (307,400)  	      (289,200)

Provision for income taxes                                          -        	       -                  -         	     -
							 ------------	  --------------      -------------    ---------------
Net loss                                                 $    (221,700)   $	(150,800)     $    (307,400)   $      (289,200)
							 ============	  ==============      =============    ===============
Basic and diluted loss per common share                  $	(0.01)    $	   (0.01)     $       (0.02)   $	 (0.02)
							 ============	  ==============      =============    ===============
Basic and diluted weighted average
common shares outstanding                                  19,413,570 	      18,865,079         19,255,320 	     18,972,071
							 ============	  ==============      =============    ===============

See Accompanying Notes to Financial Statements

					CAN-CAL RESOURCES LTD
 				      STATEMENTS OF CASH FLOWS
					    (UNAUDITED)



                                                      		      Six Months Ended June 30
                                                                        2006           2005
								   -------------  --------------
Cash flows from operating activities:
Net loss                                                           $	(307,400) $	(289,300)
Adjustments to reconcile net loss to net
 cash used by operating activities:
Stock based compensation                                                     900     	  77,500
Options granted officers and consultants                                 123,500
Depreciation and amortization                                              3,200      	   2,300
Beneficial conversion feature on convertible debenture                    35,800
Changes in operating assets and liabilities:
Accounts receivable                                                           --      	   7,600
Accounts payable                                                         (18,900)    	  15,000
Accrued interest                                                          25,600     	  75,800
Accrued officer salary payable                                            41,100    	  (8,900)
Unearned revenues                                                         11,200     	  15,900
Other current assets                                                      (2,800)    	  (4,400)
Other assets                                                                (600)    	  (1,100)
								   -------------  --------------
Net cash used by operating activities                                    (88,400)  	(109,600)
								   -------------  --------------
Cash flows from financing activities:
Payment due to stockholder                                                  (500)      	    (300)
Preceeds from convertible debenture                                       40,000              --
Proceeds from issuance of common stock                                   112,800    	 153,600
Principal payments on notes payable - related parties                     (7,700)    	  (3,000)
								   -------------  --------------
Net cash provided by financing activities                                144,600    	 150,300
								   -------------  --------------
Net increase (decrease) in cash                                           56,200     	  40,700

Cash, beginning of period                                                 17,000     	  68,600
								   -------------  --------------
Cash, end of period                                                $	  73,200  $	 109,300
								   =============  ==============
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                         $	      --  $	      --
								   =============  ==============
Cash paid for interest                                             $	      --  $	  30,354
								   =============  ==============
Issuance of common stock for services                              $	      --  $	  77,500
								   =============  ==============
Accrued interest added to principle on notes payable               $	   3,200  $	      --
								   =============  ==============

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

   The  interim  financial  information  is  unaudited.   In  the   opinion  of
   management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


3. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of June 30, 2006:

      Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005

      (Note: The Company is in default of principal and interest payments totaling $520,000 but is currently negotiating forbearance on collection
      of the interest)                                        $   300,000

      Note payable to a stockholder, unsecured, bearing interest
      at 7.5% per annum, maturing June 2007                         3,800

      Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing August 2006 which will be rolled over at the
      same terms for the next six months.			   34,000

      Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2006 which has been rolled over at the
      same terms for six months.				   31,500


      Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing May 2006 which has been rolled over at the
      same terms for six months.				    9,000


      Current portion (amounts due within one year)          $    378,300


   The Company is in default of its semi-annual interest payments of $ 220,000 for the years ended 2002, 2003, 2004, 2005 and the six months ended June 30, 2006 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.


4.   CHANGES IN SECURITIES

   During the six months ended June 30, 2006, we sold 564,000 restricted common shares to 25 Canadian residents, 7 US residents and 5 Israeli Nationals for a total of $112,800, and issued warrants to purchase 464,000 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

   We also issued, for services, 2,500 restricted common shares for a total value of $875 and these securities were issued to one U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.


5. COMMITMENTS AND CONTINGENCIES

  Operating lease - The Company operates from a leased facility in Nevada under
a  month  to  month    basis.   The  lease  calls  for  monthly  base  rent  of
approximately $1,500.

6.   CONVERTIBLE DEBENTURE

      On January 24, 2006 the Company issued a $40,000 convertible debenture to an individual. The Company has determined the debenture to have a beneficial conversion feature totaling $25,196. The beneficial conversion feature has been recorded as a debt discount which will be amortized on a straight line basis over the life of the loan. The beneficial conversion was valued under the Black-Scholes options pricing model using the following assumptions: (1) stock price of $0.20; estimated life of 6 months; historical volatility rate of 120% and debt discount rate of 4.88%. The investor shall have one year from January 24, 2006 to exercise 160,000 warrants. The warrant strike price shall be $0.25 per share of restricted stock.


7.    OPTIONS GRANTED FOR EMPLOYEE AND CONSULTING SERVICES

For the six months ended June 30, 2006, the Company granted options to buy 750,000 shares of the Company's common stock at an exercise price of $0.20 with terms ranging from two to five years from the date of issuance to the Directors of the Company. Additionally, the Company granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.20 with a term of three years from the date of issuance to an unrelated consultant.

In accordance with FASB 123R (revised 2004) "Share-based Payment", the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%. The determined fair value recognized in the current period was $123,475

8. GOING CONCERN

      The Company incurred a net loss of approximately $307,400 for the six months ended June 30, 2006. The Company's current liabilities exceed its current assets by approximately $1,070,700 as of June 30, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


9. SUBSEQUENT EVENTS

   From July 1, 2006 through the date of this report, the Company issued 820,500 shares of the Company's common stock and warrants to purchase 820,500 of the Company's common stock for cash totaling $174,600. The warrants are fully vested upon grant, expire in two years and have an exercise price of between $0.25 and $0.40 per share.

   In July 2006, Mr. Ronald D. Sloan, Chairman/President of the Company, converted $81,000 of his accrued salary to 385,714 shares of the Company's stock at $0.21 per share and warrants to purchase 385,714 of the Company's common stock. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.25 per share.

   In July 2006, a third party U.S. Creditor, converted $11,932 of corporate liability to 56,821 shares of the Company's stock at $0.21 per share and warrants to purchase 56,821 of the Company's common stock. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.25 per share.

   In July 2006, the company issued 11,000 shares of the Company's stock valued at $2,662 and warrants to purchase 11,000 of the Company's common stock to a U.S. individual for services rendered to the Company. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.25 per share.

   In July 2006, the company issued 5,000 shares of the Company's stock to a U.S. individual for services rendered to the Company totaling $1,050.

   In July 2006, a Canadian investor, in accordance with the terms of a convertible debenture of $40,000 plus 10% interest per annum, exercised the right to purchase 200,000 shares of private placement restricted common stock of the Company at $0.20 per share. Also, in accordance with the terms of the debenture 6,767 shares of private placement restricted common stock of the Company at $0.28 per share relating to interest on the debenture were issued. The convertible debenture incorporates 160,000 warrants to purchase shares. The warrants are fully vested upon grant, expire in one year and have an exercise price of $0.25 per share.

       On August 2, 2006 the Company acquired the right to an additional ninety unpatented 20-acre lode mining claims consisting of 1800 acres at the Wikieup, Arizona property. In full payment for the mining claims, the Company will issue 1,000,000 shares of private placement restricted common stock at $0.40 per share. The company discounted the share price 15% due to the private placement restriction on the stock. The discounted stock value is at $0.34 per share for a value of $340,000.



ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. The Company initiated the re-evaluation of its North American properties, which began the 2nd quarter of 2005, through in-house and independent analysis.

   On June 26, 2006, the Company signed a letter of intent with E.R.S. Ltd., an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent is for further testing on material from its Pisgah property.

   In early 2006, the Company furnished material from its Pisgah crater to E.R.S. to perform tests and obtain analysis. In June 2006, E.R.S. notified the Company that it desired to perform additional and more comprehensive testing to determine the metal values in the material by conducting an extensive sampling program on the 3,500,000 tons screened stockpile. E.R.S. will also test additional areas of the property. Before commencing such additional testing, E.R.S. wanted to be assured that if it determined to pursue the extraction of any metals that the Company would enter into a production agreement with E.R.S.


   The letter of intent provides that during the period of three months, beginning June 26, 2006, E.R.S. will perform tests and analysis on the Company's material with principal initial testing taking place in Israel and Europe. Any metal extracted will be sent to laboratories in Italy and possibly Belgium for analysis. All testing and analysis will be paid for by E.R.S.

   If E.R.S. desires to enter into a formal agreement for the production of metals from that material it will notify the Company in writing and furnish the Company with all analysis and assays. The formal agreement, if entered into, will then provide that:

   1. E.R.S. will pay 100% for all costs incurred in connection with, and all associated costs relating to the mining, processing and production of any metals extracted for the Pisgah crater. This includes all costs of obtaining additional permits, costs of all equipment, mining costs, production costs, refining costs, transportation costs, assaying costs, sales costs, working capital, labor, overhead, and any and all related costs.

   2. The Company will receive a net profit interest of between 12.5% and 15% of any net profits realized from the production and sale of any metals recovered, depending on the metals produced and the grade of the recovery of such metals. Net profit will mean the amount of revenue received from any purchaser of metals sold, less costs paid by E.R.S.

   The Company will cooperate with E.R.S. in obtaining any necessary permits and export permits required for material shipped out of the country by E.R.S.


      In April 2006, the Company conducted further surface sampling on its Wikieup, Arizona property. These samples were shipped to ALS Chemex, an internationally recognized assayer for fire assays and I.C.P. tests. The preliminary assay results were encouraging and the Company will continue with further surface sampling.

      In May and June 2006, Can-Cal acquired an additional 66 20-acre load claims for the filing cost of $1,200. This increases the Company's property holding to 1900 acres or 2.969 square miles of 95 lode clams. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

      Adits, tunnels and open pit locations following what may be a trend or vein structure over a large region have been found on the property. The legacy of previous mining activity including; abandoned equipment, stone built homes, a cement water reservoir and numerous tailings piles, can be seen from various locations.

      Upon receipt of the recent surface sample assay results from ALS Chemex (up to Au 1.27 O.P.T , Ag - 32.52 O.P.T and Zn 25.1 %) the Company is attempting to follow what may be a trend or vein structure and has subsequently claimed the additional 1,320 acres.

      The geology of  the  Wikieup  area  claims  is  comprised  of Precambrian
granoids  and  gneiss.   Outcrop  is  extensive on the property and rock  units
include diorite, gabbro and granitic dikes.

      The Company is continuing the surface sampling program and plans to hire an independent geologist for continued exploration.

      The Company presently has gold exploration projects located in Mexico, California and Arizona. In September 2003, the Company incorporated a wholly owned Mexican subsidiary, Sierra Madre Resources S. A. de C. V. ("SMR"), which is the Company's principal vehicle for acquisitions in Mexico.

      In 2004, the Company acquired a 100% interest in a gold-silver mineral concession, referred to as the Arco Project. In 2006, upon request of the Mexican concessionaire, the Company was asked to relinquish its interest in the Arco #1 property. As Can-Cal's major interests are now focused on the U.S. properties, the Company has agreed to the request; however, will retain the Arco # 2 property. At the present time the Board of Directors are re-evaluating the Company's interests in Mexico.

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


(B)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

      As of June 30, 2006, the Company had a working capital deficit of $1,070,700 and approximately $73,200 cash was available to sustain operations, which would cover the Company's planned activities through September 2006, at a minimum. The working capital deficit as of December 31, 2005 was $1,040,900 and approximately $17,000 cash was available. We may seek additional capital from the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies.

      The Company did not have sales of cinder materials during the six-month period ended June 30, 2006, compared with sales of $11,400 and gross profit of $2,000 for the six-month period ended June 30, 2005. The Company sustained a net loss of $307,400 for the six-month period ended June 30, 2006, compared to a net loss of $289,300 for the six-month period ended June 30, 2005, representing an increase of $18,200. The aforementioned change is principally due to the transactions outlined below:

      The Decreases in general and administrative e xpenses during the six-month period ended June 30, 2006 compared to the same period in 2005 were as follows:

   	- Officer salaries decreased by $37,000, due to the resignation of Anthony Ciali.

   	-  Payroll taxes decreased by $4,800, due to the resignation of Anthony
      Ciali.

  	- Office rent decreased by $6,300, due to the closing of the New Jersey branch office.

   	- Office life and health insurance expenses decreased by $700, due to the resignation of Anthony Ciali.

   	- Vehicle lease expenses decreased by $1,500 due to the resignation of Anthony Ciali.

   	- Vehicle expenses decreased by $1,000 due to the resignation of Anthony Ciali.

   	- Travel expenses decreased by $9,900 due to less international travel.

   	- General office expenses and utilities decreased by $5,300 due to the closing of the New Jersey branch office.

   	- Stock based compensation decreased by $77,500 due to less activity on the Mexican properties.

         The Increases in general and administrative expenses during the six-month period ended June 30, 2006 compared to the same period in 2005 were as follows:

   	- Interest expenses increased by $16,800 due to the convertible debenture.

   	- Beneficial conversion discount expense increased by $21,000 due to the convertible debenture.

   	- Production and assay report expenses increased by $800 due to increased activity on US properties.

   	- Officer and consultant expenses increased by $123,500 due to the granting of Options in accordance with FASB 123R (revised 2004) "Share-based Payment", the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%.


      Net cash used by operating activities amounted to approximately $88,400 for the six-month period ended June 30, 2006, compared with approximately $109,600 for the same period in 2005, principally reflecting the decreased level of general and administrative expenses. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $112,800 for the six-month period ended June 30, 2006 compared to approximately $153,600 for the same period in 2005.

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


            As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company's disclosure controls and procedures relating to the reporting and disclosure of shares of common stock and options issued for services rendered during the quarter ended June 30, 2006. This deficiency was communicated to the Company's independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company's financial statements for any prior periods or for the quarter ended June 30, 2006. The Company also performed additional procedures in completing these financial statements for the quarter ended June 30, 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.


      Subsequent to the identification of the deficiency in the Company's disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures, including utilizing the services of a consultant to serve in a review capacity on an ongoing basis, in order to remediate the above described deficiency. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.


      Other than as described above, there was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 None.

ITEM 2.  CHANGES IN SECURITIES.

       During the six months ended June 30, 2006, we sold 564,000 restricted common shares to 25 Canadian residents, 7 US residents and 5 Israeli Nationals for a total of $112,800, and issued warrants to purchase 464,000 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under
Section 4(2) of the 1933 Act.

      We also issued, for services, 2,500 restricted common shares for a total value of $875 and these securities were issued to 1 U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.

      No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its semi-annual interest payment of $ 220,000 for 2002, 2003, 2004 2005 and 2006 on a note payable of $300,000, but is currently negotiating forbearance on collection of the principle and interest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

APRIL 4, 2006 8-K REPORT TO THE SEC





SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  August 21, 2006			By:  /s/  Ronald D. Sloan
					-------------------------------------
					RONALD D. SLOAN,
					Chief Executive Officer and President