Form 10QSB
period 2006-09-30
CAN CAL RESOURCES LTD
filed 2006-11-20
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-QSB

  [X] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934

  For the fiscal quarter ended September 30, 2006

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding on November , 2006
   ------------------------------	      ------------------------------
   Common Stock, Par Value $.001.                       21,017,603

Transitional Small Business Disclosure  Format  (Check one): Yes [ ]  No   [X]






CONTENTS



                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)				F-1

            Condensed Statements of Operations (unaudited)		F-2

            Condensed Statements of Cash Flows (unaudited)		F-3

            Notes to Condensed Financial Statements (unaudited)		F4-F5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations 		3-4

ITEM 3.     Controls and Procedures  					5

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings 						6

ITEM 2.     Changes in Securities 					6

ITEM 3.     Defaults Upon Senior Securities				7

ITEM 4.     Submission of Matters to a Vote of Security Holders		7

ITEM 5.     Other information						7

ITEM 6.     Exhibits and Reports on Form 8-K				7

Signatures								8

Certifications






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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



<CAPTION


			 CAN-CAL RESOURCES LTD
			     BALANCE SHEET
			      (UNAUDITED)


								 As Of
							     September 30,
								 2006
							     ------------

ASSETS

Current assets
   Cash			 				     $	  343,600
							     ------------
     Total current assets		 			  343,600

Fixed assets, net						   20,800

Other assets, net						  422,000
							     ------------
Total assets				 		     $	  786,400
							     ============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accrued interest			 		     $	  248,900
   Accrued officer salary payable				  241,100
   Accrued payroll taxes					  109,500
   Accounts payable						   39,600
   Notes payable-related parties				  381,000
   Unearned revenues						   15,000
							     ------------
     Total current liabilities		 			1,035,100
							     ------------

Total liabilities				 		1,035,100


Stockholders' deficit
   Preferred stock; $0.001 par value; 10,000,000 shares
     authorized, no shares issued and outstanding		 	-
   Common stock; $0.001 par value; 100,000,000 shares
     authorized,  22,658,873 shares issued and outstanding 	   22,700
   Additional paid-in capital					7,096,600
   Accumulated deficit			 		       (7,368,000)
							     ------------
     Total stockholders' deficit		 		 (248,700)
							     ------------
Total liabilities and stockholders' deficit		     $	  786,400
							     ============

See Accompanying Notes to Financial Statements.




						CAN-CAL RESOURCES LTD
 					       STATEMENTS OF OPERATIONS
						     (UNAUDITED)


				 		Three Months Ended September 30 	Nine Months Ended September 30
						-------------------------------		------------------------------
						    2006	       2005		    2006	      2005
						------------	   ------------		------------	 -------------

Material sales				 	$	   - 	   $	      -   	$	   - 	 $	11,400

Cost of sales				 		   - 		     50 	 	   - 	 	 9,400
						------------	   ------------		------------	 -------------
   Gross profit			 			   - 	 	    (50)	 	   - 	 	 2,000

Expenses
   Exploration costs			 	      12,100 	 	  1,500 	      22,800 	 	10,600
   Depreciation			 		       1,700 		  1,100 	       4,800 	 	 3,500
   General and administrative expenses		      79,000 		 42,500 	     167,200	       241,500
   General and administrative expenses-
     related party			 	      97,800 	 	 15,800 	     272,100 	       104,000
						------------	   ------------		------------	 -------------

Loss from operations				    (190,600)	 	(60,950)	    (466,900)	      (357,600)

Other income (expense)
   Confessional judgement			 	   - 		      			   - 		26,500
   Beneficial conversion discount		      (4,200)	 	      - 	     (25,200)	 	     -
   Interest income			 		   - 	 	      - 	 	 100 	 	     -
   Other income			 			   - 	 	      - 	 	   - 	 	     -
   Rental revenue				       5,600 		 10,625 	      42,900 		21,800
   Interest expense			 	     (26,900)	 	(15,300)	     (74,100)	       (45,700)
						------------	   ------------		------------	 -------------
Loss before provision for income taxes		    (216,100)	 	(65,625)	    (523,200)	      (355,000)

Provision for income taxes				   - 	 	      - 	 	   - 	 	     -

Net loss				 	$   (216,100)	   $	(65,625)	$   (523,200)	 $    (355,000)
						------------	   ------------		------------	 -------------
Basic and diluted loss per common share		$      (0.01)	   $	  (0.00)	$      (0.03)	 $ 	 (0.02)
						============	   ============		============	 =============
Basic and diluted weighted average
     common shares outstanding			  20,495,337 	     18,972,071 	  20,389,937 	    18,972,071
						============	   ============		============	 =============


See Accompanying Notes to Financial Statements.




				CAN-CAL RESOURCES LTD
 			      STATEMENTS OF CASH FLOWS
				     (UNAUDITED)


					 			Nine Months Ended September 30,
								-------------------------------
								      2006	       2005
								-------------	  -------------


Cash flows from operating activities:
  Net loss				 			$    (523,200)	  $    (355,000)
  Adjustments to reconcile net loss to net
    cash used by operating activities:
     Stock based compensation			 		       72,600	 	 77,500
     Options granted officers and consultants			      123,500 	 	      -
     Depreciation and amortization			 	        4,800	  	  3,500
     Beneficial conversion feature on convertible debenture	       25,200 	 	      -
  Changes in operating assets and liabilities:
     Accounts receivable			 			    -   	  5,800
     Accounts payable			 			       18,300	 	 16,100
     Accrued interest			 			       46,200 	 	 34,100
     Accrued officer salary payable			 	       53,300 	 	 71,300
     Accrued Payroll Taxes			 		       (2,000)	 	      -
     Unearned revenues			 				5,600	 	 (5,600)
     Other current assets			 			8,600	  	  2,500
     Other assets			 				    -   	 (1,200)
								-------------	  -------------
	Net cash used by operating activities			     (142,700)	       (151,000)
								-------------	  -------------

Cash flows from investing activities
   Purchase of fixed assets				 	       (5,800)	 	      -
   Purchase of mining claims				 	      (19,600)	 	      -
								-------------	  -------------
	Net cash used in invvesting activties		 	      (25,400)	 	      -
								-------------	  -------------
Cash flows from financing activities:
   Payment due to stockholder				 	      (11,500)		   (500)
   Preceeds from convertible debenture				            -	 	      -
   Proceeds from issuance of common stock			      506,200 	 	153,600
   Principal payments on notes payable - related parties	       		        (10,000)
								-------------	  -------------
	Net cash provided by financing activities 		      497,700 	 	143,100
								-------------	  -------------
Net increase (decrease) in cash					      326,600	 	 (7,900)

Cash, beginning of period					       17,000 	 	 68,600
								-------------	  -------------
Cash, end of period					 	$     343,600 	 $	 60,700
								=============	 ==============
Supplemental disclosure of cash flow information:
   Cash paid for income taxes				 		    -    $	      -
								=============	 ==============
   Cash paid for interest				 	$	    - 	 $	 30,354
								=============	 ==============
   Warrants issued for services					$      67,603	 $	      -
								=============	 ==============
   Issuance of common stock for services			$	5,000 	 $	 77,500
								=============	 ==============
   Accrued interest added to principle on notes payable		$	5,900 	 $	  5,000
								=============	 ==============

See Accompanying Notes to Financial Statements.


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

The interim financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


3.   NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of September 30, 2006:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005

   (Note:  The Company is  in  default  of principal and interest
    payments totaling  $232,000  but  is  currently   negotiating
    forbearance on collection of the interest)                         $300,000

    Note payable to a stockholder, unsecured, bearing interest at
    7.5% per annum, maturing June 2007                  		  3,800

    Note  payable  to  a  stockholder,  secured by real property,
    bearing interest at 8.0% per annum, maturing February 2007		 35,500

    Note payable to a  stockholder,  secured  by  real  property,
    bearing interest at 8.0% per annum, maturing January 2007		 32,700

    Note payable to a  stockholder,  secured  by  real  property,
    bearing interest at 8.0% per annum, maturing November 2006		  9,000
								       --------
    Current portion (amounts due within one year)    		       $381,000
								       ========


The Company is in default of its semi-annual interest payments of $ 232,000 for the years ended 2002, 2003, 2004, 2005 and the nine months ended September 30, 2006 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.


4.   STOCKHOLDERS' DEFICIT

During the nine months ended September 30, 2006, we sold 1,989,000 restricted common shares to 55 Canadian residents, 8 US residents and 5 Israeli Nationals for a total of $506,225, and issued warrants to purchase 1,889,000 restricted common shares, exercisable between $0.25 to $.45 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

We also issued, for services, 8,500 restricted common shares for  a total value
of $2,325 and these securities were issued to 1 U.S.    resident in reliance on
the exemption provided by Section 4(2) of the 1933 Act.

On July 3, 2006, the Company issued 2,200 shares of its par value common stock for services received by an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $462, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase 2,200 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $373, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 8,800 shares of its par value common stock for services received from an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $2,200, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 8,800 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $1,812, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, an officer of the Company elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at
$81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,732 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 11, 2006, the Company issued 206,767 shares of its par value common stock pursuant to the convertible debenture agreement entered into on January 24, 2006 whereby the Company received a $40,000 convertible at a rate of $0.20 per share baring interest of 10% per annum. Additionally, the Company granted a warrant to purchase up to 160,000 shares of the Company's common stock at an exercise price of $0.25 for a period of 1 year. The note holder elected to convert all accrued interest totaling $1,895 into 6,767 shares of the Company's par value common stock.

On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company's par value restricted common stock. The Company recorded an asset totaling $400,000, the fair value of the common stock on the date of agreement.

5.   COMMITMENTS AND CONTINGENCIES

Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

6.   CONVERTIBLE DEBENTURE

On January 24, 2006 the Company issued a $40,000 convertible debenture to an individual. The Company has determined the debenture to have a beneficial conversion feature totaling $25,196. The beneficial conversion feature has been recorded as a debt discount which will be amortized on a straight line basis over the life of the loan. The beneficial conversion was valued under the Black-Scholes option pricing model using the following assumptions: (1) stock price of $0.20; estimated life of 6 months; historical volatility rate of 120% and debt discount rate of 4.88%. The investor shall have one year from January 24, 2006 to exercise 160,000 warrants. The warrant strike price shall be $0.25 per share of restricted stock.

On July 11, 2006, the Company issued 206,767 shares of its par value common stock pursuant to the convertible debenture agreement entered into on January 24, 2006 whereby the Company received a $40,000 investment from a note holder convertible at a rate of $0.20 per share bearing interest of 10% per annum. The note holder elected to convert all accrued interest on July 10, 2006 totaling $1,895 into 6,767 shares of the Company's par value common stock. The Company expensed the debt discount of $1,700 and $25,200 for the three and nine months ended September 30, 2006.

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

The Company incurred a net loss of approximately $523,200 for the nine months ended September 30, 2006. The Company's current liabilities exceed its current assets by approximately $691,500 as of September 30, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


9.   SUBSEQUENT EVENTS

From October 1, 2006 through the date of this report, the Company issued 93,214 shares of the Company's restricted common stock and warrants to 7 Canadian individuals and 1 Swiss individuals to purchase 8,214 of the Company's restricted common stock for cash totaling $24,125. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.45 per share. The shares and warrants were granted with respect to Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

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

      On September 20, 2006, E.R.S. requested a ninety-day extension to the letter of intent extending the period to December 26, 2006, for additional comprehensive testing. Five tons of material from the Pisgah and Wikieup properties was shipped to Italy for bulk testing. The extension to the letter of intent was granted due to delays encountered because of the Lebanese conflict.

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

   In April, June, July and September 2006, the Company conducted further surface sampling and rock wall sampling on its Wikieup, Arizona property. These samples were shipped to ALS Chemex, an internationally recognized assayer for fire assays and I.C.P. tests. The preliminary assay results were encouraging and the Company will continue with further surface sampling from various areas of the approximate six square miles of claimed land.

    In May and June 2006, Can-Cal acquired an additional 66 20-acre load claims for the filing cost of $1,200. This increased the Company's property holding to 1900 acres or 2.969 square miles of 95 lode clams.

    On August 28, 2006, Can-Cal acquired an additional 1,800 acres form the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increases the Company's property holding on its Wikieup, Arizona property to approximately six square miles. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

    Audits, tunnels and open pit locations following what may be a trend or vein structure over a large region have been found on the property. The legacy of previous mining activity including; abandoned equipment, stone built homes, a cement water reservoir and numerous tailings piles, can be seen from various locations.

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

(B)    LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

    As of September 30, 2006, the Company had a working capital deficit of $691,500 and approximately $343,600 cash was available to sustain operations, which would cover the Company's planned activities through December 2006, at a minimum. The working capital deficit as of December 31, 2005 was $1,040,900 and approximately $17,000 cash was available. We may seek additional capital from the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies.

    The Company did not have sales of cinder materials during the nine-month period ended September 30, 2006, compared with sales of $11,400 and gross profit of $2,000 for the nine-month period ended September 30, 2005. The Company sustained a net loss of $523,200 for the nine-month period ended September 30, 2006, compared to a net loss of $355,000 for the nine-month period ended September 30, 2005, representing an increase of $168,200. The aforementioned change is principally due to the transactions outlined below:

    The  decrease  in  gross  profit  during  the   nine-month   period   ended
September 30, 2006 compared to the same period in 2005 were due to the transactions outlined below:

       - Revenue decreased by $11,400 due to no sales of cinder material during 2006.

       - Cost of sales decreased by $9,500 due to no sales of cinder material during 2006.

    The   change  in  other  income  during   the   nine-month   period   ended
September 30, 2006 compared to the same period in 2005 were due to the transactions outlined below:

       - Revenue decreased by $26,500 due to no confessional judgment received during 2006.

       - Revenue increased by $21,000 due to additional rental income from Pisgah Mt. received during 2006.


    The decreases in general and administrative expenses during the nine-month period ended September 30, 2006 compared to the same period in 2005 were as follows:

       - Legal and accounting decreased by $4,700, due to less activity on the Mexican properties.

       - Payroll taxes decreased by $4,800, due to the resignation of Anthony Ciali.

       - Office rent decreased by $6,200, due to the closing of the New Jersey branch office.

       - Vehicle lease expenses decreased by $1,400 due to the resignation of Anthony Ciali.

       - Vehicle expenses decreased by $700 due to the resignation of Anthony Ciali.

       - Travel expenses decreased by $10,800 due to less international travel.

       - General office expenses and utilities decreased by $700 due to the closing of the New Jersey branch office.

       - Consultant and subcontractor expenses decreased by $6,200 due to less activity on the Mexican properties.


    The increases in general and administrative expenses during the nine-month period ended September 30, 2006 compared to the same period in 2005 were as follows:

       - Interest  expenses  increased  by $28,400  due  to   the   convertible
         debenture and the conversion of debt.

       - Beneficial conversion discount expense increased by $25,200 due to the convertible debenture.

       - Production and assay report expenses increased by $12,000 due to increased activity on US properties.

       - Officer and consultant and stock based compensation expenses increased by $53,200 due to the granting of Options in accordance with FASB 123R (revised 2004) "Share-based Payment", the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $- 0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%.

       - Officer salary expenses increased by $43,800 due to an increase in salary for Ronald Sloan and due to warrants granted to Mr. Sloan associated with the conversion of accrued salary to stock.

       - Advertising, stock house and press release expenses increased by $23,400 due to increased activity on US properties.

       - Web maintenance and report expenses increased by $4,000 due to increased activity on US properties.

       - Meals   and   entertainment   expenses  increased  by  $3,300  due  to
         increased fund raising activities for US properties.

       - Depreciation expenses increased by $1,400 due to purchase of fixed assets.

       - Officer medical insurance and expenses increased by $800 due to an increase in insurance rates.

       - Property taxes increased by $800 due to an increase in taxes.

      Net cash used by operating activities amounted to approximately $142,700 for the nine-month period ended September 30, 2006, compared with approximately $151,000 for the same period in 2005, principally reflecting the increased level of general and administrative expenses. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $506,200 for the nine-month period ended September 30, 2006 compared to approximately $153,600 for the same period in 2005.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 None.

ITEM 2.  CHANGES IN SECURITIES.

       For the 90 day period ended September 30, 2006, the Company issued equity securities, as described below, with respect to foreign residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to United States citizens, in reliance on the exemption available under Section 4(2) of the 1933 Act.


      On July 3, 2006, the Company issued 2,200 restricted shares of its common stock for services received by a US citizen. Additionally, the Company granted a warrant to purchase 2,200 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years.

   On July 3, 2006, the Company issued 8,800 shares of its restricted common stock for services received from a US citizen. Additionally, the Company granted a warrant to purchase up to 8,800 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years.

      On July 3, 2006, Ronald Sloan, CEO of the Company and a Canadian citizen, elected to convert half of his accrued salary in exchange for 385,714 shares of restricted common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to Mr. Sloan to purchase up to 385,714 shares of the Company's restricted common stock at an exercise price of $0.25 for a period of two years

      On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,732 from a US noteholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years.

      On July 11, 2006, the Company issued 206,767 shares of its restricted common stock pursuant to a convertible debenture agreement entered into on January 24, 2006 with a US citizen and noteholder whereby the Company received a $40,000 investment from this note holder convertible at a rate of $0.20 per share baring interest of 10% per annum. Additionally, the Company granted a warrant to the noteholder to purchase up to 160,000 shares of the Company's restricted common stock at an exercise price of $0.25 for a period of 1 year. The note holder also elected to convert all accrued interest totaling $1,895 into 6,767 shares of the Company's par value restricted common stock.

      On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 restricted shares of the Company's par value common stock. The Company recorded an asset totaling $400,000, the fair value of the common stock on the date of agreement.

      From October 1, 2006 through the date of this report, the Company issued 93,214 shares of the Company's common stock and warrants to purchase 8,214 of the Company's common stock to 7 Swiss individuals and to one US individuals for cash totaling $24,125. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.45 per share.

      No commissions were paid in connection with these transactions

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

The Company is in default of its semi-annual interest payment of $ 232,000 for 2002, 2003, 2004 2005 and 2006 on a note payable of $300,000, but is currently negotiating forbearance on collection of the principle and interest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  N/A


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

None

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        CAN-CAL RESOURCES LTD.
                                        (REGISTRANT)


Date:  November 20, 2006		By:  /s/  Ronald D. Sloan
					-------------------------------------
					RONALD D. SLOAN,
					Chief Executive Officer and President