Form 10KSB
period 2006-12-31
CAN CAL RESOURCES LTD
filed 2007-04-09
CIK 1083848

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

Commission file number 000-26669


                              Can Cal Resources Ltd.
	         ----------------------------------------------
                 (Name of Small Business Issuer in its charter)

                  Nevada                                86-0865852
    --------------------------------	  ------------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
      incorporation or organization)

   	  2500 Vista Mar Drive,  Las Vegas, NV              89128
 	----------------------------------------	 ----------
 	(Address of principal executive offices)         (Zip Code)

Issuer's telephone number, (702) 243-1849
Securities registered pursuant to Section 12(b) of the Act:None

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

      Registrant's revenues in fiscal year 2006 were $0.

Aggregate market value of the voting stock held by non-affiliates as of April 2, 2007: ($9,890,224.58)

Number of common shares outstanding as of April 2, 2007:  24,008,313

Number of preferred shares outstanding as of April 2, 2007:  -0-

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

                                    PART I

RISK FACTORS

    LOSSES  TO  DATE AND GENERAL  RISKS  FACED  BY  THE  COMPANY.   We  are  an
exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2006, the Company recorded a net loss of $621,000 and had an accumulated stockholders' deficit of $7,465,600 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

    THE AUDIT REPORT ON THE FINANCIAL STATEMENTS AT DECEMBER 31, 2006 HAS A "GOING CONCERN" QUALIFICATION, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING AND ARE SUCCESSFUL WITH OUR STRATEGIC PLAN.

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

    Attaining these objectives will require capital, which the Company will have to obtain principally by selling stock in the company. We have no definitive arrangements in place to raise the necessary capital to continue operations, however, positive analytical reports by independent third parties would assist in raising capital to sustain operations

    AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE RISKS OF THE MINERALS BUSINESS. The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Most exploration programs do not result in the discovery of mineralization, which is economic to mine, and most exploration programs never recover the funds invested in them. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits are not assured.

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

As of April 2, 2007, the price of gold stood at $661.30.

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

Item 1.Description of Business (and information for Item 2 on Properties)

(a) Business Development
(a)(1)Form and Year of Organization

    Can-Cal Resources Ltd. is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. d/b/a N.W. Electric Carriage Company ("NWE"), a British Columbia, Canada company ("NWE"). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

    In January 1999, the Company sold its wholly-owned Canadian subsidiary, Scotmar Industries, Inc., which was engaged in the business of buying and salvaging damaged trucks from insurance companies for resale of guaranteed truck part components. The subsidiary was sold for a profit and the proceeds used to acquire and explore mineral properties, as the Company determined that the subsidiary would lose money in the vehicle salvage business unless more capital was obtained specifically for that business.

(a)(2)Any Bankruptcy, Receivership or Similar Proceeding

    None.



(a)(3)Any Material Reclassification, Merger, Consolidation, or Purchase or Sale of a Significant Amount of Assets Not in the Ordinary Course of Business

    None.

(b) Business of Issuer

(b)(1)

    The Company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have mining interest in four mineral properties in the southwestern United States (California and Arizona, as follows: Wikieup, Arizona; Cerbat, Arizona; Owl Canyon, California; and Pigsah, California.

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

    All the United States properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production. In 2005, we sold $11,500 of volcanic cinder materials from the Pisgah, California property to industrial users. As of June 1, 2005, we have discontinued sales of volcanic cinder materials. In 2003, the Company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be our principal operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as "Arco Project." and "Arco 2 Project". In November 2004, SMR applied to Mexico's Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future. Other subsidiaries may be incorporated in other countries as needed.

    The Company's current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain material and Wikieup material. The Company intends to continue its testing programs on these properties with anticipated results in 2007.

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

    Executive offices are located at 2500 Vista Mar Drive, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).



    PROPERTIES

    GENERAL.

    We own or have interests in four United States properties. They are:

    Wikieup, Arizona

    Cerbat, Arizona

    Owl Canyon, California

    Pisgah, San Bernadino County, California

    On June 26, 2006, the Company signed a letter of intent with E.R.S. Ltd. ("E.R.S.), an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent is for further testing on material from the Pisgah property.

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

  On January 9, 2007, E.R.S. advised the Can-Cal Board of Directors that they have concluded their preliminary testing and assaying of the Company's Pisgah material. The testing, which was performed in Israel, and the assaying, which was performed in Italy, was done on samples taken from Pisgah and Wikieup tonnage shipped to Israel. E.R.S. advised Can-Cal that it is satisfied with the precious metal recovery it has made and believes that metals can be recovered and produced economically and therefore wishes to proceed with an agreement in principle.

   However, before any agreement in principle can be entered into a number of issues must be resolved to the Company's satisfaction including review of the extractive processes utilized by ERS and verification of the results, the adequacy of financing, personnel, permitting, timing and related issues.

   The original letter of intent with ERS set out the following parameters for a formal agreement between the Company and E.R.S.:

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

These parameters are subject to negotiation in any formal agreement in principle.

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

    In May and June 2006, Can-Cal acquired an additional 66 20-acre load claims for the filing cost of $1,200. This increased the Company's property holding to 1900 acres or 2.969 square miles of 95 lode claims.

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

    In the United States, one property is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and two properties are groups of unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the "BLM"): the Owl Canyon property (23 miles northeast of Baker, California); and the Wikieup property (in Mohave County, Arizona).

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


PISGAH, CALIFORNIA PROPERTY.

    GENERAL TESTING. In 1997 we acquired fee title to a "volcanic cinders" property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

    The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co., which processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill, and the material left over from Burlington's operations, can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder. The cinder and spatter cone is about 100 meters high and has a basal diameter of about 500 meters. The volcanic cone and crater consists of unsorted basalis tephra, ranging from finest ash, through scoriascious cinders and blocks, to dense and broken bombs up to two meters in dimension.

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

    PISGAH PROPERTY MINING LEASE. To generate working capital, as of May 1, 1998, we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," a subsidiary of Rinker Materials, Fort Calhoun, Nebraska). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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


PISGAH PROPERTY - DEBT TRANSACTIONS.

    At December 31, 2006, we owed a second private lender (First Colony Merchant) a total of $625,300 including accrued interest, on four notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. As further consideration, also in 2000 we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the Company is in default of principal and interest payments totaling $544,000 and has initiated forbearance on collection with the lender.


OWL CANYON - S & S JOINT VENTURE

    In 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon (" the S&S Joint Venture.") The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five-acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The Company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of Ronald Sloan, a director of the Company, and Ms. Robin Schwarz.

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

    Prior to 2003, the Company conducted extensive preliminary testing and assaying on the Owl Canyon property. Results indicate precious metals are present in material located on the Owl Canyon property, and further exploration is warranted. Upon conclusion of the trenching program conducted by Geochemist, Bruce Ballantyne, the assay results confirmed that the "Papa Hill" section of Owl Canyon should be a designated drill target in the future.

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

    A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2006.


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

    We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. There was no significant activity on Cerbat in 2006.

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


FINANCING TRANSACTIONS


  During the twelve months ended December 31, 2006, we sold 2,622,213 restricted common shares to 76 Canadian residents, 8 US residents, 5 Israeli Nationals and 1 Swiss National for a total of $688,000, and issued warrants to purchase 2,348,213 restricted common shares, exercisable between $0.25 to $.45 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

    A convertible debenture for $120,000, plus 8% annual interest, was issued to Dutchess Private Equities Fund, L.P in 2002. Conversion of this debenture to common stock (at 80% of market prices on conversion dates) was completed in 2004. A warrant to purchase 50,000 shares, issued to Dutchess Fund in 2002, was exercised (at $0.22 per share) in January 2005.

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

Item 4.Submission of Matters to a Vote of Security Holders

      No matters were submitted to the Company's security holders during the final quarter of the most recently completed fiscal year.
                                    PART II

Item 5.Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

    (a)The  stock  is  traded  on  the  Nasdaq  Over-the-Counter Bulletin Board
("CCRE").

    The following shows the high and low bid quotation for the shares for the last two years. Quotations reflect inter-dealer prices, without retail mark-up, markdown, or commissions, and do not necessarily represent actual transactions.

      2005                         Low               High
      --------------		   -----	     -----
      First Quarter                $0.20             $0.35
      Second Quarter               $0.08             $0.22
      Third Quarter                $0.08             $0.16
      Fourth Quarter               $0.13             $0.22



      2006                         Low               High
      --------------		   -----	     -----
      First Quarter                $0.40             $0.15
      Second Quarter               $0.27             $0.16
      Third Quarter                $0.45             $0.21
      Fourth Quarter               $0.71             $0.29

      Holders

      The Company has approximately 502 shareholders of record.

   Dividends

   The Company has never paid any dividends. There are no legal restrictions which limit the Company's ability to pay dividends but, based on its present financial situation, it is extremely unlikely to do so in the near future.

   Sales of Unregistered Securities in 2006:

(1) For Cash: During the twelve months ended December 31, 2006, we sold 2,622,213 restricted common shares to 76 Canadian residents, 8 US residents, 5 Israeli Nationals and 1 Swiss National for a total of $688,000, and issued warrants to purchase 2,348,213 restricted common shares, exercisable between $0.25 to $.45 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under
   Section 4(2) of the 1933 Act.


(2)  For Services:

  We issued in 2006, for services, 8,500 restricted common shares for a total value of $2,325 and these securities were issued to 1 U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.

  In June 2006, the Company granted options to buy 750,000 shares of the Company's common stock at an exercise price of $0.20 with terms ranging from two to five years from the date of issuance to the Directors of the Company. Additionally, the Company granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.20 with a term of three years from the date of issuance to an unrelated consultant.



  On July 3, 2006, the Company issued 2,200 shares of its par value common stock for services received by an individual.

  On July 3, 2006, the Company issued 8,800 shares of its par value common stock for services received from an individual.

  On July 3, 2006, an officer of the Company elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at
  $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted the officer a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years.

  On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,932 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years.


  On July 11, 2006, the Company issued 206,767 shares of its par value common stock pursuant to a convertible debenture agreement entered into on January 24, 2006 whereby the Company received a $40,000 convertible at a rate of $0.20 per share baring interest of 10% per annum. The note holder elected to convert all accrued interest totaling $1,895 into 6,767 shares of the Company's par value common stock.

  On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company's par value common stock. The Company recorded an asset totaling $18,500, the costs to maintain the claims per year.

             No commissions were paid in connection with these transactions


    (b) Report of use of proceeds from registered offerings.  Not applicable.

    (a) Issuer repurchase of securities.  Not applicable.



ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property

      The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California subject to the finalization of the current analytical program.

      At April 2, 2007, we had approximately $443,190 cash available to sustain operations, which would cover the Company's planned activities for the next 18 months, or through September 2008 at a minimum. We may seek additional capital by sale of restricted stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies.








                     THIS SECTION INTENTIONALLY LEFT BLANK




























(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following should be read together with the financial statements included in this report.


LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2006 COMPARED WITH DECEMBER 31, 2005, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2006:

                                           Year ended December 31
				       -----------------------------
                                         2006                 2005
				       ---------	   ---------
Material sales                         $       0           $  11,500
Cost of sales                                                  9,500
Gross profit                                                   2,000

Depreciation                               6,700               6,100
Exploration costs                         38,500              14,700

General & administrative expenses        241,200             276,700
General & Administrative expenses
	Related Party			 303,000             116,500

Other income (expenses)                  (31,600)
				       ---------
Net loss                               $ 621,000           $(412,800)
				       =========	   =========


      Mineral sales in 2005 were related to limited industrial sales of cinder material from the Pisgah property.

      The following table summarizes working capital, total assets, accumulated deficit, and shareholders' deficit.

                                           Year ended December 31
				      --------------------------------
                                          2006                 2005
				      -----------	   -----------

Working capital                       $  (614,200)         $(1,040,900)

Total assets                          $   491,400          $    47,800

Accumulated deficit                   $(7,465,600)         $(6,844,500)

Shareholders' deficit                 $  (546,100)         $(1,012,000)


      The  Company  raised  $  644,500 in financing activities from a  sale  of
2,448,213 shares of common stock,   and  raised  $43,500  from  the exercise of
174,000 warrants.

   We recorded a net loss from operations in 2006 of $621,000 compared to a net loss from operations of
$421,800 in 2005.


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























                     THIS SECTION INTENTIONALLY LEFT BLANK

Item 7.  Financial Statements






			CAN-CAL RESOURCES LTD
			     BALANCE SHEET

				 		As Of 12/31/2006
						----------------
ASSETS

Current assets
   Cash			 			$	 419,700
   Accounts Receivable			 		   3,600
						----------------
	Total current assets		 		 423,300

Fixed assets, net					  19,000

Other assets, net					  49,100
						----------------
Total assets				 	$	 491,400
						================
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accrued interest 			 	$	 262,500
   Accrued officers salary payables 			 242,300
   Accounts payable 			 		  34,200
   Accrued payroll taxes 			 	 107,800
   Notes payable-related parties			 381,300
   Unearned revenues 					   9,400
						----------------
	Total current liabilities		       1,037,500
						----------------
Total liabilities				       1,037,500

Commitments and contingencies				      --

Stockholders' deficit
   Preferred stock; $0.001 par value;
	10,000,000 shares authorized,
	no shares issued an outstanding		 	      --
   Common stock; $0.001 par value;
	100,000,000 shares authorized,
	23,263,086 shares issued and
	outstanding 					  23,300
   Additional paid-in capital			       6,896,200
   Accumulated deficit			 	      (7,465,600)
						----------------
	Total stockholders' deficit		 	(546,100)
						----------------
Total liabilities and stockholders' deficit	$	 491,400
						================

	See Accompanying Notes to Financial Statements
				  2






			   CAN-CAL RESOURCES LTD
			 STATEMENTS OF OPERATIONS


			 			For the years ended December 31,
						--------------------------------
						     2006		2005
						------------	    ------------
Material sales			 		$	  -- 	    $     11,500

Cost of sales			 			  -- 		   9,500
						------------	    ------------
   Gross profit		 				  -- 		   2,000

Expenses
   Exploration costs				      38,500 		  14,700
   Depreciation					       6,700 		   6,100
   General and administrative expenses		     241,200 		 276,700
   General and administrative expenses
	   related party		 	     303,000 		 116,500
						------------	    ------------
Loss from operations			 	    (589,400)		(412,000)

Other income (expense)
   Confessional judgement		 		  -- 		  26,500
   Rental revenue		 		      55,500 		  25,600
   Interest income		 		       1,600 		      --
   Interest expense		 		     (88,700)		 (61,900)
						------------	    ------------
Loss before provision for income taxes		    (621,000)	    	(421,800)

Provision for income taxes				  -- 		      --
						------------	    ------------
Net loss			 		$   (621,000)	    $   (421,800)
						============	    ============
Basic and diluted loss per common share		$      (0.03)	    $      (0.02)
						============	    ============
Basic and diluted weighted average
   common shares outstanding		 	  20,734,716 	      18,972,071
						============	    ============


		See Accompanying Notes to Financial Statements
					3






						CAN-CAL RESOURCES LTD
					 STATEMENT OF STOCKHOLDERS' DEFICIT



							      Unamortized
			     Common Stock		   Loan Fees Related
			---------------------  Additional   to Convertible			 Total
			Number of		 Paid-In     Note Payable-     Accumulated   Stockholders'
			  Shares      Amount	 Capital     Related Party	 Deficit	Deficit
			----------   --------  ----------  -----------------   -----------   ------------

Balance
December 31, 2004	17,860,026     17,900   5,591,300		  --    (6,422,800)      (813,600)

Common shares
issued for cash		   712,500 	  700     141,800 					  142,500

Common warrants
issued for cash		    50,000 	  100      10,900 					   11,000

Common shares
issued for services	   349,545 	  300      69,500 					   69,800

Net loss									  (421,800)      (421,800)
			----------   --------  ----------  -----------------   -----------   ------------
Balance
December 31, 2005	18,972,071   $ 19,000  $5,813,500  $     	  --   $(6,844,600)  $ (1,012,100)

Common shares
ssued for cash		 2,448,213 	2,400     642,100 					  644,500

Common warrants
issued for cash		   174,000 	  200      43,300 					   43,500

Common shares
issued for services	    19,500 	   --       5,000 					    5,000

Common shares
issued in satisfaction
of accounts payable and
accrued liabilities	   385,714 	  400      80,600 					   81,000

Common shares
issued in satisfaction
of notes payable-
related parties		    56,821 	  100      11,800 					   11,900

Common shares
issued in satisfaction
of convertible debenture,
(including accrued
interest of $1,895)	   206,767 	  200      41,700 					   41,900

Common shares
issued for asset
acquisition		 1,000,000 	1,000      17,500 					   18,500

Option granted to
officers and directors				  123,500 					  123,500

Warrants granted
for services					    2,200 					    2,200

Warrants granted
in satisfaction of
accounts payable and
accrued liabilities				   65,400 					   65,400

Warrants granted
in satisfaction of notes
payable-related parties				    9,600 					    9,600

Warrants granted
in satisfaction of
convertible debenture				   40,000 					   40,000

Net loss									  (621,000)      (621,000)
			----------   --------  ----------  -----------------   -----------   ------------
Balance
December 31, 2006	23,263,086   $ 23,300  $6,896,200  $	       	  --   $(7,465,600)  $   (546,100)
			==========   ========  ==========  =================   ===========   ============



					See Accompanying Notes to Financial Statements
								4







					CAN-CAL RESOURCES LTD
				       STATEMENTS OF CASH FLOWS


					 			For the year ended December 31,
								-------------------------------
								    2006 		2005
								-----------	    -----------
Cash flows from operating activities:
   Net loss				 			$  (621,000)	    $  (421,800)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
   Stock based compensation			 		     72,600 		 69,800
   Options granted officers and consultants			    123,500 		      -
   Depreciation and amortization			 	      6,700 		  6,100
   Stock issued for financing and interest			     51,500
   Beneficial conversion feature on convertible debenture	     25,200 		      -
   Changes in operating assets and liabilities:
   Accounts receivable						     (3,600)		  5,800
   Accounts payable						    (23,600)		(48,500)
   Accrued interest						     23,500 		 51,600
   Accrued officer salary payable			 	     54,400 		 37,900
   Accrued payroll taxes					     (3,700)		111,500
   Unearned revenues			 				 -- 		    900
   Other current assets							 -- 		   (400)
   Other assets			 					 -- 		    900
								-----------	    -----------
	Net cash used by operating activities		 	   (294,500)	       (186,200)

Cash flows from investing activities:
   Purchase of fixed assets				 	     (5,800)		 (1,000)
   Purchase of mining claims				 	    (19,700)		      -
								-----------	    -----------
	Net cash used in investing activities 		 	    (25,500)		 (1,000)

Cash flows from financing activities:
   Payment due to stockholder				 	    (11,000)		   (600)
   Preceeds from convertible debenture				     40,000 		      -
   Proceeds from issuance of common stock			    688,000 		153,500
   Proceeds from borrowing on notes payable-related parties	      5,700 		  5,400
   Principal payments on notes payable-related parties			 -- 		(22,700)
								-----------	    -----------
	Net cash provided by financing activities 		    722,700 		135,600
								-----------	    -----------
Net increase (decrease) in cash					    402,700 		(51,600)

Cash, beginning of period					     17,000 		 68,600
								-----------	    -----------
Cash, end of period					 	$   419,700 	    $    17,000
								===========	    ===========
Supplemental disclosure of cash flow information:
   Cash paid for interest				 	$	 -- 	    $     5,400
								===========	    ===========
   Cash paid for income taxes					$	 -- 	    $	     --
								===========	    ===========
   Accrued interest added to principal on notes
     payable - related parties					$     3,600 	    $     7,300
								===========	    ===========
   Issuance of common stock for satisfaction of accounts
     payable and accrued liabilities				$    81,000 	    $	     --
								===========	    ===========
   Issuance of common stock for principal payment on
     notes payable-related parties			 	$    11,900 	    $        --
								===========	    ===========
   Issuance of common stock for conversion of convertible
     debenture, including accrued interest of $1,895		$    41,900 	    $        --
								===========	    ===========
   Issuance of common stock for mining claims			$    18,500 	    $	     --
								===========	    ===========



			See Accompanying Notes to Financial Statements
						5





                            CAN-CAL RESOURCES LTD.

                             FINANCIAL STATEMENTS

                            AS OF DECEMBER 31, 2006

    (With Report of Independent Registered Public Accounting Firm Thereon)

                            CAN-CAL RESOURCES LTD.
                             FINANCIAL STATEMENTS









                               TABLE OF CONTENTS


                                                          PAGE NO.

Report of Independent Registered Public Accounting Firm       1

Financial statements

   Balance sheet                                              2

   Statements of operations                                   3

   Statements of stockholders' deficit                        4

   Statements of cash flows                                   5

   Notes to financial statements                              6

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2006, and the related statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2006, and the results of its operations and cash flows for the year ended December 31, 2006 and 2005 in conformity with accounting principles generally accepted in the United States.

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




/s/ De Joya Griffith & Company, LLC
-----------------------------------
De Joya Griffith & Company, LLC
February 21,2007
Las Vegas, Nevada

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

   Going concern - The Company incurred a net loss of approximately $621,000 for the year ended December 31, 2006. The Company's current liabilities exceed its current assets by approximately $614,200 as of December 31, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

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

   The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability. Depreciation costs for the years ended December 31, 2006 and 2005 were $6,700 and $6,100, respectively.

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs for the years ended December 31, 2006 and 2005 were $27,560 and $1,150, respectively.

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

   As of December 31, 2006, the Company has available net operating loss carryovers that will expire in various periods through 2026. Such losses may not be fully deductible due to the significant amounts of non-cash service costs. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.


   Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits.
   Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 the Company had approximately $ 279,000 in excess of FDIC insured limits.

   Stock-based compensation - The Company applies SFAS No. 123 (revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2006 and 2005, options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   New accounting pronouncements - In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS No. 155"), which amends Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS No. 133") and Statement of Financial Accounting Standards No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities ("SFAS No. 140"). SFAS No. 155 permits fair value measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation, establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or hybrid financial instruments containing embedded derivatives. The Company will apply SFAS 155 for all financial instruments acquired, issued, or subject to a re-measurement, occurring after our first fiscal year that begins after September 15, 2006.

   In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge-like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on the Company's financial position, results of operations or cash flows.

   In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not expect the adoption of SFAS 157 to have a material impact on the Company's financial position, results of operations or cash flows.

   In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 was issued to improve financial reporting by requiring an employer to recognize the over-funded or under-funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This Statement also improves financial reporting by requiring an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. As an employer with publicly traded equity securities, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending after December 15, 2006. We do not expect the adoption of SFAS 158 to have a material impact on the Company's financial position, results of operations or cash flows.

   In February 2007, the FASB issued Statement No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities, including an amendment of FASB Statement No. 115" (FAS 159). FAS 159 permits companies to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The provisions of FAS 159 become effective as of the beginning of our 2009 fiscal year. We are currently evaluating the impact that FAS 159 will have on our financial statements. We do not expect the adoption of SFAS 159 to have a material impact on the Company's financial position, results of operations or cash flows.


2.   FIXED ASSETS

   Fixed assets consist of the following as of December 31, 2006:

       Machinery and equipment                             $  107,600
       Transportation equipment                                38,100
       Furniture and fixtures                                  14,800
							   ----------
                                                              160,500
       Less:  accumulated depreciation                       <141,500>
       Fixed assets, net                                   $   19,000
 							   ==========

   Depreciation expense for the years ended December 31, 2006 and 2005 was $6,700 and $ 6,100, respectively.

3.   NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of December 31, 2006:

   Note payable to a stockholder, secured by real property,
   bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
   (Note:  The Company is in default of interest payments
   totaling  $244,000 and principal total of $ 300,000 but is
   currently negotiating forbearance on collection of the interest)   $300,000

   Note payable to a stockholder, unsecured, bearing interest
   at 7.5% per annum, maturing June 2007                       		 3,800


   Note payable to a stockholder, secured by real property,
   bearing interest at 8.0% per annum, maturing February 2007 		35,400

   Note payable to a stockholder, secured by real property,
   bearing interest at 8.0% per annum, maturing January 2007  		32,700

   Note payable to an stockholder, secured by real property,
   bearing interest at 8.0% per annum, maturing May 2007       		 9,400
                                                                      --------

   Current portion (amounts due within one year)        	      $381,300
								      ========

   The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003, 2004, 2005 and 2006 (a total of $244,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.



4.   CHANGES IN SECURITIES

  During the twelve months ended December 31, 2006, we sold 2,622,213 restricted common shares to 76 Canadian residents, 8 US residents, 5 Israeli Nationals and 1 Swiss National for a total of $688,000, and issued warrants to purchase 2,348,213 restricted common shares, exercisable between $0.25 to $.45 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

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

  On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,932 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

  On July 11, 2006, the Company issued 206,767 shares of its par value common stock pursuant to the convertible debenture agreement entered into on January 24, 2006 whereby the Company received a $40,000 convertible at a rate of $0.20 per share bearing interest of 10% per annum. The note holder elected to convert all accrued interest totaling $1,895 into 6,767 shares of the Company's par value common stock.

  On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company's par value common stock. The Company recorded an asset totaling $18,500, the actual cost to maintain the claims per year.


5. OPTIONS AND WARRANTS

   Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, of which 300,000 shares are covered by an option with an exercise price of $0.14 per share granted to Anthony F. Ciali when he was appointed an officer of the Company in March 2003, see Note 8. This stock option was exercisable upon issuance and expired in March 2006. An additional option of 500,000 shares has been granted to Mr. Ciali under this plan, as discussed in Note 8, with an exercise price of $0.16 per share of its common stock. This stock option was exercisable upon issuance and expired one year after his resignation from the Company in May 2006. The option had no intrinsic value under APB No. 25 as the exercise price was equal to the closing price on the day of grant. 100,000 shares are covered by an option with an exercise price of $0.22 per share granted to Luis Vega when he signed a consulting agreement with the Company in April 2003, see Note 8. This stock option was exercisable upon issuance and expired in April 2006.

   In June 2006, the Company granted options to buy 750,000 shares of the Company's common stock at an exercise price of $0.20 with terms ranging from two to five years from the date of issuance to the Directors of the Company. Additionally, the Company granted options to purchase 250,000 shares of the Company's common stock at an exercise price of $0.20 with a term of three years from the date of issuance to an unrelated consultant.

   In accordance with FASB 123R (revised 2004) "Share-based Payment", the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%. The determined fair value recognized in the current period was $123,475.

   The following table summarizes the Company's option activity related to employees and consultants:

                                                         	Weighted
                                                           	Average
                                               Options  	Exercise
                                               Outstanding    	Price
					       -----------	--------
            Balance, January 1, 2003                    -- 	$     --
            Granted                                900,000          0.16
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2003,            900,000          0.16
					       ===========	========
            Granted                                     --            --
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2004,            900,000 	$   0.16
					       ===========	========
            Granted                                     --            --
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2005,            900,000 	$   0.16
					       ===========	========
            Granted                              1,000,000          0.20
            Cancelled                                   --            --
            Exercised                              100,000          0.20
            Expired                                900,000          0.16
					       -----------	--------
            Balance, December 31, 2006,            900,000 	$   0.20
					       ===========	========



  The weighted average fair value of options granted during 2006 was $0.20.

  Warrants related to the sale of common stock - During fiscal years 2006, and 2005, the Company granted 2,348,213 and 712,500 stock warrants, respectively, with an exercise price ranging from $0.20 to $0.50 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2006 and 2005. These stock warrants were exercisable upon issuance and expire various times throughout 2008 and 2007. The following table summarizes the Company's warrant activity related to the sale of common stock:



                                                         	Weighted
                                                           	Average
                                               Warrants  	Exercise
                                               Outstanding    	Price
					       -----------	--------
            Balance, December 31, 2002           1,025,320  	$   0.28
            Granted                              1,060,820          0.21
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2003           2,086,140          0.24
					       ===========	========
            Granted                              1,809,308          0.28
            Cancelled                                   --            --
            Exercised                              562,020          0.23
            Expired                                764,120          0.25
					       -----------	--------
            Balance, December 31, 2004           2,569,308  	$   0.25
					       ===========	========
            Granted				   712,500          0.25
            Cancelled                                   --            --
            Exercised                                                 --
            Expired                                760,000          0.21
					       -----------	--------
            Balance, December 31, 2005           2,521.808  	$   0.24
					       ===========	========
            Granted                              2,348,213          0.35
            Cancelled                                   --            --
            Exercised                              223,872          0.25
            Expired                              1,585,436          0.25
					       -----------	--------
            Balance, December 31, 2006           3,060,713  	$   0.28
					       ===========	========




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



     The following table summarizes the Company's warrants activity not related to the sale of common stock:

                                                         	Weighted
                                                           	Average
                                               Warrants  	Exercise
                                               Outstanding    	Price
					       -----------	--------

            Balance, January 1, 2002                    --  	$     --
            Granted                                 90,000          0.36
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2002              90,000
					       ===========	========
            Granted                                 31,200          0.20
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                     --            --
					       -----------	--------
            Balance, December 31, 2003             121,200          0.32
					       ===========	========
            Granted                              1,298,495          0.25
            Cancelled                                   --            --
            Exercised                                   --            --
            Expired                                 40,000          0.22
					       -----------	--------
            Balance, December 31, 2004           1,379,695  	$   0.30
					       ===========	========
            Granted                                 13,575          0.25
            Cancelled                                   --            --
            Exercised                               50,000          0.22
            Expired                                 31,200          0.20
					       -----------	--------
            Balance, December 31, 2005           1,312,070  	$   0.30
					       ===========	========
            Granted                                613,535          0.25
            Cancelled                                   --            --
            Exercised                                   --
            Expired                              1,298,495          0.25
					       -----------	--------
            Balance, December 31, 2006             627,110  	$   0.25
					       ===========	========




6. COMMITMENTS AND CONTINGENCIES


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

   On December 9, 2003, the Company entered into an Exploration, Exploitation and Unilateral Promise to Sell Agreement (the "Agreement") with an individual whereby the Company purchased the rights to explore and exploit minerals on certain land in Mexico. In accordance with the Agreement, the Company exercised its option to purchase the rights in exchange for $2,000. In addition, the Company is required to pay advance minimum royalty payments of $2,000 six months after the option was exercised. The Company will be required to pay an additional $2,000 twelve months after the option was exercised. Every six months thereafter, the Company will be required to pay minimum amounts up to $4,000. These royalty payments can be recouped against future production royalties. As of December 31, 2004, the $2,000 option and $2,000 royalty payment has been recorded as part of other assets totaling $8,600. As of December 31, 2005 a total of $6,200 has been paid, $ 4,500 for royalty payments and $1,700 for taxes. As of December 31, 2006 a total of $1,700 for taxes has been paid. As of December 31, 2006, the Company has terminated the Arco agreement at the request of the concession holder.

   Rental payments - The Company operates a leased facility in Nevada under a month-to-month operating lease. The lease calls for a monthly base rent of approximately $1,500.

   Consulting agreements- Anthony F. Ciali, served as a management consultant to the Company from March 2003 until May 10, 2005. He was granted 500,000 options under the Company's 2003 Qualifed Stock Option Plan and 300,000 options under the Company's 2003 Non-Qualifed Option Plan. Those options expired unexercised.

   Private placement - During January 2004, the Company entered into an agreement with IBK Capital Corp. ("IBK") whereby, IBK would assist the Company in a private placement of up to $1,000,000 of the Company's common shares or some other acceptable financing arrangement. The Company agreed to a non-refundable fee of CDN $25,000 as well as an expense advance of CDN $3,500, which the Company paid in February 2004. As of February 2006, this agreement has been terminated.

7.   SUBSEQUENT EVENTS

   From January 1, 2007, through the date of this report the Company issued 745,230 shares of the Company's common stock and warrants to purchase 137,858 shares of the Company's common stock for cash totaling $211,743. The warrants are fully vested upon grant, expire in two years and have an exercise price ranging from $0.45-$0.65 per share.

   From January 1, 2007, through the date of this report 218,575 common warrants issued have expired.

8.   CONTROLS AND PROCEDURES

   As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company's disclosure controls and procedures relating to the reporting and disclosure of the value of certain mining claims that were purchased with 1,000,000 shares of the Company's common stock and were reported in the third quarter. An adjustment of a $381,500 reduction has been made in this current report to correct this deficiency. This deficiency was communicated to the Company's independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company's financial statements for any prior periods than the third quarter. There were also some deficiencies in the December 2006 financial statements that were submitted to the Company's auditors and these were corrected. After notice from the auditors, the Company also performed additional procedures in completing these financial statements for the year ended December 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

   Subsequent to the identification of the deficiency in the Company's disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures, including utilizing the services of a certified public accountant to serve in a review capacity on an ongoing basis, in order to remediate the above described deficiency. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

    NAME             AGE         POSITION AND TENURE
---------------	     ---	 ----------------------------------------------
Ronald D. Sloan      66          President  and Chief Executive  Officer  since
                                 May 10, 2005,  upon the resignation of Anthony
                                 Ciali.  He  was also  CEO and  President  from
				 May   1996   to  March  2003;  Treasurer,  and
				 Chief   Financial  Officer  since   May  1996;
				 Chairman of the Board since January 2001.

John Brian Wolfe     55          Secretary and a Director since May, 1996

James Dacyszyn       75          Director since February, 1999


    RONALD D. SLOAN. Mr. Sloan is founder, CEO and President of the Company, and has recently served as such since May 2005. He is also Chairman of the Board of Directors and Treasurer (and Chief Financial Officer). During the past twenty five years , Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the Company's business. Mr. Sloan has no professional or technical credentials in the metals mining industry. Mr. Sloan also served as President, Treasurer and CEO from May 2, 1996 until March, 2003. Mr. Sloan then again took over the positions of President and CEO upon the resignation of Mr. Ciali on May 10, 2005.

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

    JAMES DACYSZYN. Mr. Dacyszyn is a Canadian citizen who is semi-retired. He owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. He has no precious metal mining experience, or any professional credentials in the metals mining industry, but he does have extensive experience in Materials Engineering and holds a bachelor's degree in Civil Engineering. From 1954 to 1971, he managed a laboratory, which tested gravels, asphalts, paints and coordinating quality control tests on earthwork. Mr. Dacyszyn also drilled and evaluated more than 500 gravel deposits in the Province of Alberta and has vast knowledge in crushing rock. From 1982 to 1995 he managed several concrete mixing plants and gravel operations, also producing aggregates as owner/operator. His son, a professional engineer, is now managing the companies and Mr. Dacyszyn is retained in a consulting capacity.

DIRECTOR COMPENSATION

    The directors do not currently have any annuities, pension, retirement incentive, deferred compensation or any arrangements whereby they have been paid or may receive compensation.

    Our present director, Ron Sloan, who also acts as CEO and President, does not receive additional compensation for acting as a director or attending meetings of directors. In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. In the future, the Board of Directors may issue non-qualified options to non-executive directors. The terms of such options to be granted have not yet been established.

    STOCK OPTION PLANS

    THE CAN-CAL 2003 QUALIFIED INCENTIVE STOCK OPTION PLAN. The 2003 Qualified Incentive Stock Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, which will be used to compensate senior executives and mid-level employees in the future. An option on 500,000 shares had been granted to Mr. Ciali under this plan. These options expired unexercised in 2006. An option on 300,00 shares had been granted to Anthony F. Ciali when he was appointed an officer of the Company in March 2003. These options expired unexercised in 2006.

An option on 500,000 shares has been granted to Mr. Ronald Sloan with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in 2011. An option on 125,000 shares has been granted to Mr. James Dacyszyn with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in 2008. An option on 125,000 shares has been granted to Mr. John Brian Wolfe with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in 2008.

    THE CAN-CAL 2003 NON-QUALIFIED STOCK OPTION PLAN FOR SENIOR EXECUTIVES, OUTSIDE DIRECTORS, AND CONSULTANTS. The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. An option on 300,00 shares had been granted to Anthony F. Ciali when he was appointed an officer of the Company in March 2003. These options expired unexercised in 2006. An option on 100,000 shares had been granted to Luis Vega when he signed a consulting agreement with the Company in April 2003. Mr. Vega's options expired unexercised in 2006.

    The total number of options issued and outstanding at any time, under both the Qualified and Non-Qualified Stock Option Plans will not exceed 10% of the Company's issued and outstanding common stock, calculated on a pro forma basis.
(b) Identification of Certain Significant Employees.

    In 2003, Mr. Vega was retained as Senior Consulting Geologist to the Company. He has over 30 years of international gold exploration experience with senior mining companies, including Utah International, Duval Corporation, and (most recently) Battle Mountain Gold, where he was Vice President - Manager, Latin American Exploration. His exploration experience has encompassed projects in the Western United States, Mexico, and Central and South America, including Bolivia (the Korri Kollo gold mine), Chile, Argentina, and the Dominican Republic, as well as project submittal evaluations for properties in Peru, Ecuador, Brazil, Uruguay and Venezuela. Mr. Vega holds a Bachelor of Science in Geology and a Masters of Science in Economic Geology. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remained as a Director with Can-Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources. As Can-Cal has ceased operations in Mexico as of 2006, Mr. Vega is no longer a consultant or director to the Company's subsidiary.

    In 2004, Mr. Terry Brown was retained as Consulting Geologist - Mexico. He has over 20 years of international gold mining, exploration and development experience with international mining companies including Glamis Gold, Eldorado Gold, Alamos Minerals and Niugini Mining. In addition to his exploration background in the Western US and Latin America, Mr. Brown has been involved with the start up of six mines, both in the US and Latin America, principally in the capacity of Project / Construction Manager. Mr. Brown has resided in Mexico for over the past twelve years. Mr. Brown holds a Bachelor of Science in Geology. Mr. Brown served as a consultant until 2006 when the Company ceased operations in Mexico.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of Forms 3 and 4 furnished to the Company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the Company's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2006 through December 31, 2006 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

    The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128

Item 10.  Executive Compensation

    The following table shows selected information about the compensation paid or accrued to or for the account of executive officers in 2006 and 2005 for services, and bonuses rendered in all capacities in those years. Mr. Ronald Sloan has been Chief Executive Officer and President since May 2005. Mr. Anthony Ciali resigned from the Company on May 10, 2005. The Company does not have a long-term compensation plan.




                            SUMMARY COMPENSATION TABLE

                                                   			 Long Term Compensation
								----------------------------------------
                         	     Annual Compensation             Awards       Payouts
			      --------------------------------- ----------------------------------------
(a)            		(b)        (c)        (d)         (e)      (f)         (g)      (h)      (i)
                                         		Other
Name and                                     		Annual  Restricted                     All Other
Principal                                     		Compen-   Stock                 LTIP    Compen-
Position     		Year     Salary      Bonus      sation    Awards    Options/  Payouts    sation
						                    	    SARs(#)1     ($)     ($)(2)
---------------------	----  ------------  -------	-------	----------  --------  -------  ---------
              		2006  $  105,000**  $   -0-   	$  -0-     -0-       500,000  $   -0-  $     -0-
              		2005  $   60,000**  $   -0-   	$  -0-     -0-           -0-  $   -0-  $     -0-
Ronald D. Sloan		2004  $   60,000**  $   -0-   	$  -0-     -0-           -0-  $   -0-  $     -0-
Treasurer (CEO
until April 25, 2003
President & later CEO
As of May 10, 2005)

Anthony F. Ciali	2006  $	       0    $   -0- 	$  -0-     -0-                $   -0-  $     -0-
(former CEO   		2005  $   51,668*   $   -0- 	$  -0-     -0-                $   -0-  $     -0-
 and President)		2004  $  150,000*   $22,500***	$  -0- 	   -0-                $   -0-  $     -0-



* Accrued (not paid) at the rate of $12,500 per month in 2004 and $12,917 per month for 4 months in 2005. See "Employment Agreement" below. The 2003 accrual was converted to equity in 2004. See "Certain Relationships and Related Transactions." During 2006, Mr. Ciali was paid $14,000 to lower his accrued salary.

   ** Accrued (not paid) at the rate of $5,000 per month until April 2006. From April 2006 to present, accrued at the rate of $10,000 per month. Mr. Sloan also converted half of his accrued salary to July 2006 in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted him a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. See "Certain Relationships and Related Transactions." During 2006, Mr. Sloan was paid $36,640 to lower his accrued salary.

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

(2) Does not include: a car allowance, automobile operating expenses, medical insurance and life insurance paid for Mr. Ciali during 2004 ($21,199) and the four months ended April 30, 2005 ($7,680).


                  OPTION GRANTS TO EXECUTIVE OFFICERS IN 2006

                     		        PERCENT
                     NUMBER OF      	OF ALL OPTIONS
                     SHARES UNDER- 	GRANTED TO
                     LYING OPTIONS 	EXECUTIVE 	OFFICERS   EXERCISE     EXPIRATION
NAME                 GRANTED       	IN 2006     	PRICE      DATE         PRES. VALUE	GRANT DATE
----------------     -------------	--------------  --------   --------	-----------	----------
Ronald D. Sloan      500,000       	50%             0.20       2011         - 		-
John Brian Wolfe     125,000        	25%		0.20       2008

James Dacyszyn       125,000            25%		0.20       2008


Item 11.  Security Ownership of Certain Beneficial Owners and Management and
Related                             Stockholder Matters

    The following table sets forth certain information about beneficial ownership of our common stock as of April 2, 2007 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information for officers and directors is based on the Forms 3 and 4 they have filed with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934. Based on the Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares except as otherwise noted.

    The number of shares shown as owned by the individual includes shares issuable on exercise of any options and warrants he holds. The percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options and warrants by (y) the shares outstanding at April 2, 2007, plus for each person with options and warrants, the number of shares the person has the right to acquire on exercise thereof. The shares shown as owned by officers and directors as a group includes shares issuable on exercise of the options and warrants, and the percentage of shares shown as owned by that group has been determined as if all of those options and warrants had been exercised.

                    NAME AND ADDRESS         AMOUNT AND NATURE
TITLE OF CLASS      OF BENEFICIAL OWNER     OF BENEFICIAL OWNER	  PERCENT OF CLASS
--------------	    -------------------	    -------------------	  ----------------
Common stock        Ronald D.  Sloan*       	 3,997,567(1)           16.7%
                    4312-212 Street
                    Langley, B.C., Canada

Common Stock        John Brian Wolfe*     	 1,018,211(2)            4.2%
                    3157 Silver Throne Drive
                    Coquitlam, B.C., Canada

Common Stock        James Dacyszyn*           	 1,018,050 (3)           4.2%
                    #64, 9703-41 Avenue
                    Edmonton, A.B., Canada


Common Stock        All Officers and Directors   6,033,828         	25.1%
                    as a group

*  Director


(1)Includes 970,354 shares underlying warrants and 500,000 shares underlying options.

(2)Includes 53,890 shares underlying warrants and 125,000 shares underlying options.

(3)697,550 shares (including 113,775 shares covered by warrants) are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company is controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares. Also includes 125,000 shares underlying options.


   Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2006:

    Total shares underlying unexercised options (both plans) cannot exceed 10% of the Company's total issued and outstanding shares of common stock, calculated on a pro forma basis.



Plan category		Number of securities to		Weighted Average	Number of securities
			be issued up exercise		excersice price of	remaining available for
			of outstanding options		outstanding options	future issuance under
										equity compensation plans
										(excluding securities
										reflected in column (a))
			(a)				(b)			(c)
--------------		-----------------------		-------------------	-------------------------
Equity compensation
plans approved by
security holders
(shares observed)

2003 Qualified ISOP		900,000				$0.20			600,000
(1,500,000 shares)								      1,500,000
			-----------------------		-------------------	-------------------------
Equity compensation
plans not approved
by security holders		     --				   --			     --

None
			-----------------------		-------------------	-------------------------
Total				900,000				$0.00		      2,100,000
			-----------------------		-------------------	-------------------------



Item 12.  Certain Relationships and Related Transactions

    CONVERSION OF SALARIES OWED TO OFFICERS AND LOANS OWED TO DIRECTORS

    On July 3, 2006, Ron Sloan, CEO of the Company, elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.


    LOANS OWED TO OFFICER AND A SHAREHOLDER

    At December 31, 2006, the Company owed Ronald D. Sloan, an officer and director, $3,951 for principal and accrued interest (at 7.5% per year) on various loans made by him to the Company from 2001 through 2003. The amount of Mr. Sloan's obligation is net of $20,645 of loans repaid to him by the Company in 2006.

    The Company owed Robin Schwarz, an unaffiliated shareholder, $12,424 at December 31, 2005 consisting of unsecured loans in various amounts made in 2001 and 2002, at various dates, and interest ranging from 13.24% to 27.99%, due on demand. On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion in full of these loans. Additionally, the Company granted Ms. Schwarz a warrant to purchase 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.


    GRANT OF OPTIONS TO DIRECTORS

    The Company granted 500,000 options exerciseable at $0.20 per share to Ron Sloan, and 125,000 options exerciseable at $0.20 per share to each of John Brian Wolfe and James Dacyszyn. The terms of the options extend from two to five years.

 Item 14.  Principal Accounting Fees and Services

   (1) - (4) We engaged DeJoya Griffith & Company on July 15, 2005 as our principal auditors, and we dismissed our former auditors, L.L. Bradford & Company, LLC at that time. LL Bradford billed us as follows for the year ended December 31, 2005 :

                            	    Year Ended
                         	December 31, 2005

      Audit Fees (a)         	$  	   10,000

      Audit-Related Fees (b) 	$     	      -0-

      Tax Fees (c)           	$   	    1,650

      All Other Fees (d):    	$       	0


      (a)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.


      (b)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

      (c)For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2005, and 2004, respectively.

      (d)For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2006 and 2005, respectively.

      (e)For services in respect of any and all other reports as required by the SEC and other governing agencies.


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


   (7) L.L. Bradford & Company, LLC was formally dismissed as the auditing firm by the Board of Directors on July 15, 2005. De Joya Griffith & Company, LLC was retained as the new auditing firm by the Board of Directors as of July 15, 2005, and has provided auditing services since that time De Joya Griffith & Company, LLC billed us as follows for the year ended December 31, 2006.


                            	    Year Ended
                         	December 31, 2005

      Audit Fees (a)         	$  	   18,230

      Audit-Related Fees (b) 	$    	      -0-

      Tax Fees (c)           	$    	     1000

      All Other Fees (d):    	$   	      -0-

      (a)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

      (b)For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2006, and 2005, respectively.

      (c)For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2006 and 2005, respectively.

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

Item 15.Exhibits and Reports on Form 8-K.
(a)   Exhibits

Exhibit No. Title of Exhibit

31          Certification under Rule 13a-14(a) Ronald D. Sloan............*

32          Certification under Rule 13a-14(b) Ronald D. Sloan............*


(b)  Reports on Form 8-K.

     During the fourth quarter of the fiscal year ended December 31, 2006, the Company did not file any report on Form 8-K (item 5 event).

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           CAN CAL RESOURCES, Ltd.
                                           (Registrant)


Date: April 9, 2007                  By:   /s/  Ronald D. Sloan
					   --------------------
                                           Ronald D. Sloan, President and
                                           Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: April 9, 2007                  By:   /s/  John Brian Wolfe
					   ---------------------
                                           John Brian Wolfe, Director


Date: April 9, 2007                  By:   /s/  James Dacyszyn
					   -------------------
                                           James Dacyszyn, Director


Date: April 9, 2007                  By:   /s/  Ronald D. Sloan
					   --------------------
                                           Ronald D. Sloan, Director