Form 10QSB
period 2007-03-31
CAN CAL RESOURCES LTD
filed 2007-05-15
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

  [X] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended March 31, 2007

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                          Outstanding on May 10, 2007,
   ------------------------------	       ----------------------------
   Common Stock, Par Value $.001.                       24,138,016




Transitional Small Business Disclosure  Format  (Check one): Yes  [ ]  No  [X]

CONTENTS                                                                PAGE NO.
--------								--------

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)				F-2

            Condensed Statements of Operations (unaudited)  		F-3

            Condensed Statements of Cash Flows (unaudited) 		F-4

            Notes to Condensed Financial Statements (unaudited)		F-5 - F-6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations		2

ITEM 3.     Controls and Procedures					5

PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings						6

ITEM 2.     Changes in Securities					6

ITEM 3.     Defaults Upon Senior Securities				6

ITEM 4.     Submission of Matters to a Vote of Security Holders		6

ITEM 5.     Other information						6

ITEM 6.     Exhibits and Reports on Form 8-K 				7

            Signatures							7

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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS





		     CAN-CAL RESOURCES LTD
 			 BALANCE SHEET
			  (UNAUDITED)


ASSETS

				 		 March 31,
						   2007
						-----------
Current assets
   Cash						$   473,761
						-----------
     Total current assets			    473,761

Fixed assets, net				     36,795
						-----------
Other assets, net				     49,134
						-----------
Total assets					$   559,690
						===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accrued interest				$   273,466
   Accrued officer salary payable		    237,118
   Accrued payroll taxes			    107,471
   Accounts payable				     25,611
   Notes payable-related parties		    380,303
   Unearned revenues				      3,750
						-----------
     Total current liabilities			  1,027,719
						-----------
Stockholders' deficit
   Preferred stock; $0.001 par value;
     10,000,000 shares authorized, no
     shares issued and outstanding			  -
   Common stock; $0.001 par value;
     100,000,000 shares	authorized,
     24,008,316 shares issued and
     outstanding 			 	     24,008
   Additional paid-in capital			  7,107,247
   Subscriptions payable			      1,000
   Accumulated deficit				 (7,600,284)
						-----------
      Total stockholders' deficit		   (468,029)
						-----------
Total liabilities and stockholders' deficit	$   559,690
						===========

See Accompanying Notes to Financial Statements
			F-2





			CAN-CAL RESOURCES LTD
 		      STATEMENTS OF OPERATIONS
			     (UNAUDITED)


					  For the Three Months Ended,
			 			   March 31,
					  --------------------------
					      2007	    2006
					  ------------  ------------
Material sales				  $	     -  $	   -

Cost of sales				 	     -   	   -
					  ------------  ------------
   Gross profit			 		     -   	   -

Expenses
   Beneficial conversion discount		     -         8,400
   Exploration costs			    	47,308 	       8,900
   Depreciation			 	     	 2,205 	       1,700
   General and administrative expenses	    	48,494 	      46,500
   General and administrative expenses
	- related party			 	31,166 	      15,000
					  ------------  ------------
     Total operating expenses		       129,173 	      80,500
					  ------------  ------------
Loss from operations			      (129,173)	     (80,500)

Other income (expense)
   Interest income			 	 3,454 		 100
   Other income			 		     -         2,000
   Rental revenue			 	 5,625 	      13,100
   Interest expense			       (14,580)	     (20,400)
					  ------------  ------------
     Total other income (expense)		(5,501)	      (5,200)
					  ------------  ------------
Loss before provision for income taxes	      (134,674)	     (85,700)

Provision for income taxes			     -   	   -
					  ------------  ------------
Net loss				  $   (134,674)	$    (85,700)
					  ============  ============
Basic and diluted weighted average
     common shares outstanding		    23,683,895 	  19,288,571
					  ============  ============
Basic and diluted loss per common share	  $	 (0.01)	$      (0.00)
					  ============  ============


See Accompanying Notes to Financial Statements
			F-3






				CAN-CAL RESOURCES LTD
 			      STATEMENTS OF CASH FLOWS
				    (UNAUDITED)


							  For the Three Months Ended,
					 			    March 31
							  --------------------------
							      2007	      2006
							--------------	 -------------
Cash flows from operating activities:
   Net loss						$     (134,674)	 $     (85,700)
   Adjustments to reconcile net loss to net
     cash used by operating activities:
   Stock based compensation				 	     -   	   900
   Depreciation and amortization				 2,205 		 1,700
   Beneficial conversion feature on
     convertible debenture				 	     -          23,200
   Changes in operating assets and liabilities:
   Accounts receivable				 		 3,649 	       (16,000)
   Accounts payable				 		(8,627)		 3,700
   Accrued interest				 		13,792 	        11,600
   Accrued officer salary payable				(5,206)	        15,000
   Accrued payroll taxes				 	  (186)		     -
   Unearned revenues				 		(5,625)	        10,900
   Other current assets				 		     -          (8,000)
   Other assets				 			   (34)	        (1,900)
							--------------	 -------------
     Net cash used by operating activities		      (134,706)	       (44,600)
							--------------	 -------------
Cash flows from investing activities:
   Purchase of fixed assets				       (20,000)		     -
							--------------	 -------------
     Net cash used in investing activities		       (20,000)		     -
							--------------	 -------------
Cash flows from financing activities:
   Payment due to stockholder							  (400)
   Preceeds from convertible debenture				     -          40,000
   Proceeds from the exercise of warrants		       151,843 		     -
   Proceeds from subscriptions payable				 1,000
   Proceeds from issuance of common stock			59,900 	        62,800
   Principal payments on notes payable -
     related parties					 	(3,976)	        (5,500)
							--------------	 -------------
     Net cash provided by financing activities 		       208,767 	        96,900
							--------------	 -------------
Net increase in cash						54,061 	        52,300
Cash, beginning of period				       419,700 	        17,000
							--------------	 -------------
Cash, end of period					$      473,761 	 $      69,300
							==============	 =============
Supplemental disclosure of cash flow information:
   Cash paid for income taxes				$	     -   $ 	     -
							==============	 =============
   Cash paid for interest				$	     -   $ 	     -
							==============	 =============
   Accrued interest added to principle on
     notes payable					$	 2,969 	 $ 	 2,600
							==============	 =============




See Accompanying Notes to Financial Statements
			F-4






	                NOTES TO FINANCIAL STATEMENTS

                             CAN-CAL RESOURCES LTD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.   BASIS OF PRESENTATION

   The accompanying unaudited financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2006 of Can-Cal Resources Ltd ("the Company").

   The interim financial statements present the balance sheet, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The  interim  financial  information  is  unaudited.   In   the  opinion  of
   management, all adjustments necessary to present fairly the financial position as of March 31, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

   SIGNIFICANT ACCOUNTING POLICIES

   In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes," which clarifies the accounting for uncertainty in income taxes recognized in the financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of this statement did not have an effect on the Company's financial statements.


2. NOTES PAYABLE-RELATED PARTIES

   Notes payable consisted of the following as of March 31, 2007:

   Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005

   (Note:   The  Company  is  in   default   of
   principal  and  interest  payments  totaling
   $556,000   but   is  currently   negotiating
   forbearance on collection of the interest)      $300,000

   Note  payable  to  a stockholder, secured by
   real property, bearing interest at 8.0%  per
   annum, maturing August 2007			     36,878

   Note payable to a  stockholder,  secured  by
   real property, bearing  interest at 8.0% per
   annum, maturing July 2007			     34,051

   Note payable to a  stockholder , secured  by
   real property, bearing interest at 8.0%  per
   annum, maturing May 2007  			      9,374
 						   --------
   Current portion (amounts due within one year)   $380,303
						   ========

   The Company is in default of its semi-annual interest payments of $ 256,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the three months ended March 31, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.

			F-5

3.   CHANGES IN STOCKHOLDERS' DEFICIT

   During the three months ended March 31, 2007, we sold 137,858 restricted common shares to 7 Canadian residents and 2 US residents for a total of $59,900, and issued warrants to purchase 137,858 restricted common shares, exercisable between $.45 and $.65 per share. We also redeemed 607,372 restricted common warrant shares to 17 Canadian residents for a total of $151,843. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. No commissions were paid in connection with these transactions

4.   COMMITMENTS AND CONTINGENCIES

   Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.


5. GOING CONCERN

   The Company incurred a net loss of approximately $134,674 for the three months ended March 31, 2007. The Company's current liabilities exceed its current assets by approximately $553,958 as of March 31, 2007. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


6. SUBSEQUENT EVENTS

   From April 1, 2007 through the date of this report, the Company issued 24,700 shares of the Company's common stock and warrants to purchase 24,700 of the Company's common stock for cash totaling $12,350. We also redeemed 105,000 restricted common warrant shares for a total of $26,250. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.65 per share.

   On April 27, 2007 the Company entered into a settlement agreement for unpaid compensation with a former officer of the Company, whereby the Company has agreed to pay $3,500 per month for a period of twelve months and issue 50,000 shares of its par value common stock in exchange for a full release of all amounts previously due, approximately $ 138,000.

			F-6

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

   However, before any agreement in principle can be entered into a number of issues must be resolved to the Company's satisfaction
including   review   of   the   extractive   processes   utilized  by  ERS  and
verification of the results, the adequacy of financing, personnel, permitting, timing and related issue s.

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








(B)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

      As of March 31, 2007, the Company had a working capital deficit of $553,958 and approximately $473,761 cash was available to sustain operations, which would cover the Company's planned activities through December 2007, at a minimum. The working capital deficit as of December 31, 2006 was $614,200 and approximately $419,700 cash was available. We may seek additional capital from the sale of restricted shares of common stock in private placement transactions in Canada, loans from directors, or possible funding or joint venture arrangements with other mining companies.

      The Company sustained a net loss of $134,674 for the three-month period ended March 31, 2007, compared to a net loss of $85,700 for the three-month period ended March 31, 2006, representing an increase of $48,974. The aforementioned change is principally due to the transactions outlined below:

      The decrease of $ 6,121 in revenue during the three-month period ended March 31, 2007 compared to the same period in 2006 was principally due to less rental income.

      The decreases in general and administrative expenses during the three-month period ended March 31, 2007 compared to the same period in 2006 were as follows:


   - Interest expenses decreased by $5,820 due to having no convertible debenture.

   - Beneficial conversion discount expense decreased by $8,400 due to having no convertible debenture.


        The increases in general and administrative expenses during the three-month period ended March 31, 2007 compared to the same period in 2006 were as follows:

   - General office and administration expenses increased by $1,994 due to increased activity on the U.S. properties.

   - Officer salary expenses increased by $16,166 due to an increase in salary for Ronald Sloan.

   - Exploration costs increased by $38,408 due to increased activity on US properties.

   - Depreciation expenses increased by $505 due to the purchase of fixed assets.


         Net cash used by operating activities amounted to $134,706 for the three-month period ended March 31, 2007 compared with approximately $44,600 for the same period in 2006, principally reflecting the increased level of general and administrative expenses and the increase in activity on US properties. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $212,700 for the three-month period ended March 31, 2007 compared to approximately $62,800 for the same period in 2006.

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







ITEM 3.     CONTROLS AND PROCEDURES

      In the 90 day period before the filing of this report, the certifying officer of the Company has evaluated the effectiveness of the company's disclosure controls and procedures. These disclosure controls and procedures are those controls and other procedures we maintain, which are designed to ensure that all of the information required to be disclosed by the company in all its periodic reports filed with the SEC is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the company in its reports filed or submitted under the Securities Exchange Act of 1934 is accumulated and communicated to company management, as appropriate, to allow management to make timely decisions regarding required disclosure.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 None.


ITEM 2.  CHANGES IN SECURITIES.

      During the three months ended March 31, 2007, we sold 137,858 restricted common shares to 7 Canadian residents and 2 US residents for a total of $59,900, and issued warrants to purchase 137,858 restricted common shares, exercisable between $.45 and $.65 per share. We also redeemed 607,372 restricted common warrant shares to 17 Canadian residents for a total of $151,843. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. No commissions were paid in connection with these transactions


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


      The Company is in default of its semi-annual interest payments of $ 256,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the three months ended March 31, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

NONE

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  May 14, 2007                    By: /s/  Ronald D. Sloan
					   --------------------
                                           RONALD D. SLOAN,
                                           Chief Executive Officer and
					   President