Form 10QSB
period 2007-06-30
CAN CAL RESOURCES LTD
filed 2007-08-13
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB

  [X] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended June 30, 2007

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

                                         N/A
	   ---------------------------------------------------------
	   (Former name, former  address  and  former  fiscal  year,
			 if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              Yes [X]   No [ ]


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                         Outstanding on August 10, 2007
   ------------------------------	      ------------------------------
   Common Stock, Par Value $.001.                       24,350,538


Transitional Small Business Disclosure  Format  (Check one): Yes [ ]  No [X]



CONTENTS

                                                                    PAGE NO.
								    --------
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Condensed Balance Sheet (unaudited)....................	2
            Condensed Statements of Operations (unaudited).........	3
            Condensed Statements of Cash Flows (unaudited).........	4
            Notes to Condensed Financial Statements (unaudited)....	5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations..........	7

ITEM 3.     Controls and Procedures................................	13


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings......................................	13

ITEM 2.     Changes in Securities..................................	13

ITEM 3.     Defaults Upon Senior Securities........................	14

ITEM 4.     Submission of Matters to a Vote of Security Holders....	14

ITEM 5.     Other information......................................	14

ITEM 6.     Exhibits and Reports on Form 8-K.......................	15

            Signatures.............................................	15

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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS






		     CAN-CAL RESOURCES LTD
 			 BALANCE SHEET
			  (UNAUDITED)


 ASSETS

				 		    June 30,
						      2007
						---------------
Current assets
   Cash						$	359,719
						---------------
	Total current assets			 	359,719

Fixed assets, net					 61,468

Other assets, net					 49,134
						---------------
Total assets					$	470,321
						===============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
   Accounts payable				$	 22,630
   Accrued interest				 	286,731
   Accrued officer salary payable			127,010
   Accrued payroll taxes				 70,089
   Notes payable, related parties			358,184
   Unearned Revenues				 	 20,625
						---------------
	Total current liabilities			885,269
						---------------
Stockholders' deficit
   Preferred stock; $0.001 par value;
     10,000,000 shares authorized, no
     shares issued and outstanding			      -
   Common stock; $0.001 par value;
     100,000,000 shares	authorized,
     24,275,595 shares issued and
     outstanding 			 		 24,276
   Additional paid-in capital			      7,313,114
   Accumulated deficit				     (7,752,338)
						---------------
	Total stockholders' deficit		       (414,948)
						---------------
Total liabilities and stockholders' deficit	$	470,321
						===============

See Accompanying Notes to Financial Statements







					CAN-CAL RESOURCES LTD
 		      		       STATEMENTS OF OPERATIONS
			     		     (UNAUDITED)


					 For the Three Months Ended	 For the Six Months Ended
			 			  June 30, 			  June 30,
					---------------------------	---------------------------
					    2007	    2006	    2007	    2006
					-----------	-----------	-----------	-----------
Material sales				$	  -   	$	  -   	$	  -   	$	  -

Cost of sales				 	  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
   Gross profit			 		  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
Expenses
   Beneficial conversion discount		  -   	     12,600 		  -    	     21,000
   Exploration costs			     55,635 	      1,800 	    102,943 	     10,700
   Depreciation			 	      3,816 	      1,600 	      6,021 	      3,300
   General and administrative expenses	     58,251 	     42,700 	    106,745	     89,200
   General and administrative expenses
		       - related party	     32,886 	    158,300 	     64,052 	    173,300
					-----------	-----------	-----------	-----------
	Total operating expenses	    150,588 	    217,000 	    279,761 	    297,500
					-----------	-----------	-----------	-----------
Loss from operations			   (150,588)	   (217,000)	   (279,761)	   (297,500)
					-----------	-----------	-----------	-----------
Other income (expense)
   Interest income			      3,505 		  -   	      6,959 		100
   Other income			 		  -   		  -   		  -   	      2,000
   Gain on disposal of fixed assets	      3,701 		  -   	      3,701 		  -
   Rental revenue			      5,625 	     22,100 	     11,250 	     35,200
   Interest expense			    (14,307)	    (26,800)	    (28,887)	    (47,200)
					-----------	-----------	-----------	-----------
	Total other income (expense)	     (1,476)	     (4,700)	     (6,977)	     (9,900)
					-----------	-----------	-----------	-----------
Loss before provision for income taxes	   (152,064)	   (221,700) 	   (286,738)	   (307,400)

Provision for income taxes			  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
Net loss				$  (152,064)	$  (221,700)	$  (286,738)	$  (307,400)
					===========	===========	===========	===========
Basic and diluted weighted average
    common shares outstanding	 	 24,157,828 	 19,413,570 	 23,922,171 	 19,255,320
					===========	===========	===========	===========
Basic and diluted loss per common share	$     (0.01)	$     (0.01)	$     (0.01)	$     (0.02)
					===========	===========	===========	===========

See Accompanying Notes to Financial Statements






				 CAN-CAL RESOURCES LTD
 				STATEMENTS OF CASH FLOWS
				      (UNAUDITED)



								For the Six Months Ended
					 				 June 30,
								-------------------------
								   2007		   2006
								---------	---------
Cash flows from operating activities:
   Net loss							$(286,738)	$(307,400)
   Adjustments to reconcile net loss to net
	cash used by operating activities:
   Depreciation and amortization				    6,021 	    3,200
   Gain on disposal of fixed assets				   (3,701)		-
   Stock based compensation				 	    2,000 	      900
   Stock options granted to officers and consultants		        - 	  123,500
   Beneficial conversion feature on convertible debt		        - 	   35,800
   Common stock issued for accrued wages, related party		   22,000 		-
   Decrease (increase) in assets:
	Accounts receivable					    3,600 		-
	Other assets			 			      (34)	   (3,400)
   Increase (decrease) in liabilities:
	Accounts payable			 		  (11,570)	  (18,900)
	Accrued interest			 		   24,231 	   25,600
	Accrued officer salary			 		  (51,256)	   41,100
	Unearned revenues					   11,225 	   11,200
								---------	---------
	Net cash used in operating activities			 (284,222)	  (88,400)
								---------	---------
Cash flows from investing activities:
   Purchase of fixed assets					  (51,788)		-
   Proceeds from sale of fixed assets				    7,000 		-
								---------	---------
	Net cash used in investing activities			  (44,788)		-
								---------	---------
Cash flows from financing activities:
   Payment due to stockholder					        - 	     (500)
   Proceeds from convertible debenture				        - 	   40,000
   Principal payments on notes payable, related parties		  (23,116)	   (7,700)
   Proceeds from issuance of common stock			  114,040 	  112,800
   Proceeds from the exercise of warrants			  178,105 		-
								---------	---------
	Net cash provided by financing activities 		  269,029 	  144,600
								---------	---------
Net increase (decrease) in cash					  (59,981)	   56,200
   Cash, beginning of period					  419,700 	   17,000
								---------	---------
   Cash, end of period						$ 359,719 	$  73,200
								=========	=========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes					$	- 	$ 	-
								=========	=========
   Cash paid for interest					$	- 	$ 	-
								=========	=========

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

   The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


2. NOTES PAYABLE, RELATED PARTIES

   Notes payable consisted of the following as of June 30, 2007:

   Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments,
   matured November 2005                            		    $   300,000

   Note payable to a stockholder, secured by real property,
   bearing interest at 8.0% per annum, maturing August 2007		 24,133

   Note payable to a stockholder, secured by real property,
   bearing interest at 8.0% per annum, maturing July 2007		 34,051

   Current portion (amounts due within one year)    		    $   358,184


   The Company is in default of its semi-annual interest payments of $268,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the six months ended June 30, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principal and interest.


3. CHANGES IN SECURITIES

  During the  six  months  ended  June  30,  2007,  the  Company  sold  246,137 restricted shares of common stock to various accredited Canadian and US investors for a total of $114,052, and issued warrants to purchase 246,137 restricted common shares, exercisable between $.45 and $.65 per share. The Company also redeemed 712,372 restricted common stock warrants to various accredited investors for a total of $178,093. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

  During the six months ended June 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000 on April 30, 2007. In addition to monthly cash payments of $3,500 per month for twelve (12) consecutive months beginning January 2007 and terminating December 2007, the Company has recorded debt forgiveness of $101,745 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore there has been no impact on the Company's net loss.

  On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.

5. COMMITMENTS AND CONTINGENCIES

   Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.


6. GOING CONCERN

   The Company incurred a net loss of $286,738 for the six months ended June 30, 2007. The Company's current liabilities exceed its current assets by approximately $525,550 as of June 30, 2007. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


7. SUBSEQUENT EVENTS

   On July 7, 2007 the Company issued 4,000 shares of common stock at $.50 per share and an equal amount of warrants at $.65 per share to an individual investor.

   On July 10, 2007   the  Company issued 11,000 shares of common stock at $.50
   per share and an equal amount of warrants at $.65 per share in total to five different investors.

ITEM 2.     PLAN OF OPERATION

(A)   PLAN OF OPERATION.

      Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. The Company initiated the re-evaluation of its North American properties, which began the 2nd quarter of 2005, through in-house and independent analysis.

   On June 26, 2006, the Company signed a letter of intent with E.R.S. Ltd., an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent was to expand testing by E.R.S. on material from Can-Cal's Pisgah property. As of June 30, 2007, the Company was unable to reach a definitive agreement with E.R.S.; therefore, the Board of Directors voted unanimously to discontinue further negotiations.

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

      In May and June 2006, Can-Cal acquired an additional 66 20-acre lode claims for the filing cost of $1,200. This increased the Company's property holding to 1900 acres or 2.969 square miles of 95 lode claims.

      On August 28, 2006, Can-Cal acquired an additional 1,800 acres from the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increases the Company's property holding on its Wikieup, Arizona property to approximately six square miles. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

      Adits, tunnels, and open pit locations following what may be a trend or vein structure over a large region have been found on the property. The legacy of previous mining activity including; abandoned equipment, stone built homes, a cement water reservoir and numerous tailings piles can be seen from various locations.

      Upon receipt of the recent surface sample assay results from ALS Chemex (up to Au 1.27 O.P.T , Ag - 32.52 O.P.T and Zn 25.1 %) the Company is attempting to follow what may be a trend or vein structure and has subsequently claimed the additional 1,320 acres.

      The geology of the Wikieup area claims is comprised of Precambrian granoids and gneiss. Outcrops are extensive on the property and rock units include diorite, gabbro and granitic dikes.

      The Company is continuing the surface sampling program and plans to hire an independent geologist for continued exploration.

      The Company plans to expand its U.S. property holdings in 2007.

      The Company presently has two full-time employees and will continue to rely on outside consultants and agents, in the near-term, to perform various administrative, legal and technical functions, as required.

(B)   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006.

      The following table summarizes selected items from the statement of operations for the three months ended June 30, 2007 compared to June 30, 2006.

EXPENSES:

                                                                Three Months Ended
                                                                      June 30,
							      ---------------------
                                                                  2007       2006     Increase/(Decrease)
							      ----------- ---------  ---------- --------
                                                                 Amount     Amount       $         %
							      ----------  ---------  ---------- --------
Expenses:
  Beneficial conversion discount                              $        -  $  12,600  $  (12,600)   (100%)
  Exploration costs                                               55,635      1,800      53,835   2,991%
  Depreciation                                                     3,816      1,600       2,216     139%
  General & administrative expenses                               58,251     42,700      15,551      36%
  General & administrative expenses - related party          	  32,886    158,300    (125,414)    (79%)
							      ----------  ---------
   Total operating expenses                                      150,588    217,000     (66,412)    (31%)
							      ----------  ---------
Loss from operations                                            (150,588)  (217,000)    (66,412)    (31%)

Other income (expense):
  Interest income                                                  3,505          -        3505     100%
  Gain on disposal of fixed assets                                 3,701          -       3,701     100%
  Rental revenue                                                   5,625     22,100     (16,475)    (75%)
  Interest expense                                               (14,307)   (26,800)    (12,493)    (47%)
							      ----------  ---------
Net loss                                                      $ (152,064) $(221,700) $  (69,636)    (31%)
							      ==========  =========

BENEFICIAL CONVERSION DISCOUNT

     During the three months ended June 30, 2006, beneficial conversion discount in the amount of $12,600 relates to a convertible feature of the Company's long term debt.

EXPLORATION COSTS

      Exploration costs for the three months ended June 30, 2007 increased by $53,835 or 2,991% from $1,800 for the three months ended June 30, 2006 to $55,635 for the three months ended June 30, 2007. The increase is a result of increased exploration of US properties in order to extract precious metals for testing purposes.

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

DEPRECIATION

     Depreciation for the three months ended June 30, 2007 increased by $2,216 or 139% from $1,600 for the three months ended June 30, 2006 to $3,816 for the three months ended June 30, 2007. The increase is principally due to the additional depreciation of assets purchased in April of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended June 30, 2007 increased by $15,551 or 36% from $42,700 for the three months ended June 30, 2006 to $58,251 for the three months ended June 30, 2007. The increase is principally due to increased legal and accounting fees surrounding our SEC regulatory requirements.

GENERAL AND ADMINISTRATIVE EXPENSES - RELATED PARTY

     General and administrative expenses - related party for the three months ended June 30, 2007 decreased by $125,414 or 79% from $158,300 for the three months ended June 30, 2006 to $32,886 for the three months ended June 30, 2007. The decrease is principally due to the one time charge in 2006 related to options that were issued to an Officer of the Company. No such options were issued in 2007.

TOTAL OPERATING EXPENSES

      Total operating expenses for the three months ended June 30, 2007 decreased by $66,412 or 31% from $217,000 for the three months ended June 30, 2006 to $150,588 for the three months ended June 30, 2007. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support certain debt financing activities, as well as, costs associated with the issuance of options to an Officer of the Company.

OTHER INCOME (EXPENSE)

      During the three months ended June 30, 2007, interest income in the amount of $3,505 relates to interest earned on cash received as a result of financing activities, and gain on disposal of fixed assets in the amount of $3,701 was derived from the sale of two vehicles.

      Rental revenue for the three months ended June 30, 2007 decreased by $16,475 or 75% from $22,100 for the three months ended June 30, 2006 compared to $5,625 for the three months ended June 30, 2007. The significant decrease is due to a one time charge in 2006 related to the rental of the Company's land to a movie production company.

      Interest expense for the three months ended June 30, 2007 decreased by $12,493 or 47% from $26,800 for the three months ended June 30, 2006 compared to $14,307 for the three months ended June 30, 2007. The significant decrease is due to the repayment of certain long term debts that were paid with the Company's common stock at the end of 2006.

NET LOSS

      Our net loss was $152,064 for the three months ended June 30, 2007 compared to a net loss of $221,700 for the three months ended June 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(C)   RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006.

      The following table summarizes selected items from the statement of operations for the six months ended June 30, 2007 compared to June 30, 2006.

EXPENSES:

                                                                  SIX MONTHS ENDED
                                                                      JUNE 30,
							     ------------------------
                                                                 2007         2006     INCREASE/(DECREASE)
                                                                AMOUNT       AMOUNT        $         %
							     ------------ -----------  ---------- --------
Expenses:
  Beneficial conversion discount                             $          - $    21,000  $  (21,000)   (100%)
  Exploration costs                                               102,943      10,700      92,243     862%
  Depreciation                                                      6,021       3,300       2,721      82%
  General & administrative expenses                               106,745      89,200      17,545      20%
  General & administrative expenses - related party                64,052     173,300    (109,248)    (63%)
							     ------------ -----------
   Total expenses                                                 279,761     297,500     (17,739)     (6%)
							     ------------ -----------
Net operating loss                                               (279,761)   (297,500)    (17,739)     (6%)

Other income (expense):
  Interest income                                                   6,959         100       6,859   6,859%
  Gain on disposal of fixed asset                                   3,701           -       3,701     100%
  Rental revenue                                                   11,250      37,200     (25,950)    (70%)
  Interest expense                                                (28,887)    (47,200)    (18,313)    (39%)
							     ------------ -----------
Net loss                                                     $   (286,738)$  (307,400)  $ (20,662)     (7%)
							     ============ ===========

BENEFICIAL CONVERSION DISCOUNT

     During the six months ended June 30, 2006, beneficial conversion discount in the amount of $21,000 relates to a convertible feature of the Company's long term debt.

EXPLORATION COSTS

      Exploration costs for the six months ended June 30, 2007 increased by $92,243 or 862% from $10,700 for the six months ended June 30, 2006 to $102,943 for the six months ended June 30, 2007. The increase is a result of increased exploration of US properties in order to extract precious metals for testing purposes.

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

DEPRECIATION

     Depreciation for the six months ended June 30, 2007 increased by $2,721 or 82% from $3,300 for the six months ended June 30, 2006 to $6,021 for the six months ended June 30, 2007. The increase is principally due to the additional depreciation of assets purchased in April of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the six months ended June 30, 2007 increased by $17,545 or 20% from $89,200 for the six months ended June 30, 2006 to $106,745 for the six months ended June 30, 2007. The increase is principally due to increased legal and accounting fees surrounding our SEC regulatory requirements.

GENERAL AND ADMINISTRATIVE EXPENSES - RELATED PARTY

     General and administrative expenses - related party for the six months ended June 30, 2007 decreased by $109,248 or 63% from $173,300 for the six months ended June 30, 2006 to $64,052 for the six months ended June 30, 2007. The decrease is principally due to the one time charge in 2006 related to options that were issued to an Officer of the Company. No such options were issued in 2007.

TOTAL OPERATING EXPENSES

      Total operating expenses for the six months ended June 30, 2007 decreased by $17,739 or 6% from $297,500 for the six months ended June 30, 2006 to $279,761 for the six months ended June 30, 2007. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support certain debt financing activities, as well as, costs associated with the issuance of options to an Officer of the Company.

OTHER INCOME (EXPENSE)

      Interest income for the six months ended June 30, 2007 increased by $6,859 or 6,859% from $100 for the six months ended June 30, 2006 to $6,959 for the six months ended June 30, 2007. The increase is principally due to interest earned on a money market account that was opened in 2007 using proceeds from financing activities.

      During the six months ended June 30, 2007, the Company recognized a gain on disposal of fixed assets in the amount of $3,701 from the sale of two vehicles.

      Rental revenue for the six months ended June 30, 2007 decreased by $25,950 or 70% from $37,200 for the six months ended June 30, 2006 compared to $11,250 for the six months ended June 30, 2007. The significant decrease is due to a one time charge in 2006 related to the rental of the Company's land to a movie production company.

      Interest expense for the six months ended June 30, 2007 decreased by $18,313 or 39% from $47,200 for the six months ended June 30, 2006 compared to $28,887 for the six months ended June 30, 2007. The significant decrease is due to the repayment of certain long term debts that were paid with the Company's common stock at the end of 2006.

NET LOSS

      Our net loss was $286,738 for the six months ended June 30, 2007 compared to a net loss of $307,400 for the six months ended June 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(D)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

      The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007 compared to December 31, 2006.


                           June 30,     December 31,     INCREASE/(DECREASE)
			  ----------	-----------	--------------------
			     2007          2006		     $        %
			  ----------	-----------	----------  --------
Current Assets            $  359,719 	$   423,300  	$  (63,581)     (15%)
			  ==========	===========
Current Liabilities       $  885,269	$ 1,037,500 	$ (152,231)     (15%)
			  ==========	===========
Working Capital (deficit) $ (525,550)	$  (614,200)	$  (88,650)     (14%)
			  ==========	===========

Internal and External Sources of Liquidity

      During the six months ended June 30, 2007, our operating and investing activities used cash of $284,222 and $44,788, respectively, while our financing activities provided cash of $269,029. The cash used in operating activities was principally a result of the net loss we incurred.

      Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock and the issuance of notes. With the growth of our current business we may, during our normal course of business, experience net negative cash flows from operations until some of our mining activities begin to produce revenues. Further, we may be required to obtain financing to fund operations through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

      As of June 30, 2007, our cash balance was $359,719. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2007, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to insure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies.

      As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

      We anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to expand our operations. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in rapidly evolving energy markets. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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


PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

   None.

ITEM 2.  CHANGES IN SECURITIES.

   During the six months ended June 30, 2007, the Company sold 246,137 restricted shares of common stock to various accredited Canadian and US investors for a total of $114,052, and issued warrants to purchase 246,137 restricted common shares, exercisable between $.45 and $.65 per share. The Company also redeemed 712,372 restricted common stock warrants to various accredited investors for a total of $178,093. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

   During the six months ended June 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000 on April 30, 2007. In addition to monthly cash payments of $3,500 per month for twelve (12) consecutive months beginning January 2007 and terminating December 2007, the Company has recorded debt forgiveness of $101,745 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction, the gain has been recorded to additional paid in capital, therefore there has been no impact on the Company's net loss.

   On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


   The Company is in default of its semi-annual interest payments of $268,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the six months ended June 30, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principal and interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

ITEM 5. OTHER INFORMATION

   N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

   NONE.

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)

Date:  August 13, 2007                 By:/s/Ronald D. Sloan
					  --------------------
                                          RONALD D. SLOAN,
                                          Chief Executive Officer and
					  President