Form 10QSB
period 2007-09-30
CAN CAL RESOURCES LTD
filed 2007-11-14
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  FORM 10-QSB


  [X] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended September 30, 2007

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


APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                       Outstanding as of November 13, 2007
   ------------------------------	    -----------------------------------
   Common Stock, Par Value $.001.                        24,362,538


Transitional Small Business Disclosure  Format  (Check one): Yes [ ]  No [X]




CONTENTS

                                                                    PAGE NO.
								    --------
PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

            Balance Sheet (unaudited)..............................	2
            Statements of Operations (unaudited)...................	3
            Statements of Cash Flows (unaudited)...................	4
            Notes to Financial Statements (unaudited)..............	5

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition....................................	7

ITEM 3.     Controls and Procedures................................	13


PART II.    OTHER INFORMATION

ITEM 1.     Legal Proceedings......................................	14

ITEM 2.     Changes in Securities..................................	14

ITEM 3.     Defaults Upon Senior Securities........................	14

ITEM 4.     Submission of Matters to a Vote of Security Holders....	14

ITEM 5.     Other information......................................	14

ITEM 6.     Exhibits and Reports on Form 8-K.......................	14

            Signatures.............................................	15

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




PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS






		     CAN-CAL RESOURCES LTD
 			 BALANCE SHEET
			  (UNAUDITED)


 ASSETS

				 		September 30,
						    2007
						------------
Current assets
  Cash						$    230,932
						------------
    Total current assets			     230,932

Fixed assets, net				      40,191

Other assets, net				      74,167
						------------
Total assets					$    345,290
						============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable				$     22,227
  Accrued interest				     297,810
  Accrued officer salary payable		     111,436
  Accrued payroll taxes				      68,587
  Notes payable, related parties		     360,550
  Unearned revenues				      15,000
						------------
    Total current liabilities			     875,610
						------------
Stockholders' deficit
   Preferred stock; $0.001 par value;
     10,000,000 shares authorized, no
     shares issued and outstanding			   -
   Common stock; $0.001 par value;
     100,000,000 shares	authorized,
     24,360,541 shares issued and outstanding 	      24,361
   Additional paid-in capital			   7,347,252
   Accumulated deficit				  (7,901,933)
						------------
    Total stockholders' deficit			    (530,320)
						------------
Total liabilities and stockholders' deficit	$    345,290
						============

See Accompanying Notes to Financial Statements






			CAN-CAL RESOURCES LTD
 		      STATEMENTS OF OPERATIONS
			     (UNAUDITED)


					 For the Three Months Ended	 For the Nine Months Ended
			 			September 30, 			  June 30,
					---------------------------	---------------------------
					    2007	    2006	    2007	    2006
					-----------	-----------	-----------	-----------
Material sales				$	  -   	$	  -   	$	  -   	$	  -

Cost of sales				 	  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
   Gross profit			 		  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
Expenses
   Exploration costs			     46,588 	     12,100 	    149,532 	     22,800
   Depreciation			 	      1,277 	      1,700 	      7,297 	      4,800
   General and administrative expenses	     64,631 	     79,000 	    173,375	    167,200
   General and administrative expenses
		       - related party	     30,942 	     97,800 	     92,994 	    272,100
					-----------	-----------	-----------	-----------
	Total operating expenses	    143,438 	    190,600 	    423,198 	    466,900
					-----------	-----------	-----------	-----------
Loss from operations			   (143,438)	   (190,600)	   (423,198)	   (466,900)
					-----------	-----------	-----------	-----------
Other income (expense)
   Befeficial conversion discount		  -	     (4,200)		  -	    (25,200)
   Interest income			      2,387 		  -   	      9,346 		100
   Gain on disposal of fixed assets	      	  - 		  -   	      3,701 		  -
   Rental revenue			      5,625 	      5,600 	     16,875 	     42,900
   Interest expense			    (14,169)	    (26,900)	    (43,057)	    (74,100)
					-----------	-----------	-----------	-----------
	Total other income (expense)	     (6,157)	    (25,500)	    (13,135)	    (56,300)
					-----------	-----------	-----------	-----------
Loss before provision for income taxes	   (149,595)	   (216,100) 	   (436,333)	   (523,200)

Provision for income taxes			  -   		  -   		  -   		  -
					-----------	-----------	-----------	-----------
Net loss				$  (149,595)	$  (216,100)	$  (436,333)	$  (523,200)
					===========	===========	===========	===========
Basic and diluted weighted average
    common shares outstanding	 	 24,337,458 	 20,495,337 	 24,093,492 	 20,389,937
					===========	===========	===========	===========
Basic and diluted loss per common share	$     (0.01)	$     (0.01)	$     (0.02)	$     (0.03)
					===========	===========	===========	===========

See Accompanying Notes to Financial Statements

			3






				 CAN-CAL RESOURCES LTD
 				STATEMENTS OF CASH FLOWS
				      (UNAUDITED)



								For the Nine Months Ended
					 			      September 30,
								-------------------------
								   2007		   2006
								---------	---------
Cash flows from operating activities:
   Net loss							$(436,333)	$(523,200)
   Adjustments to reconcile net loss to net
      cash used by operating activities:
	Beneficial conversion feature on convertible debt		-   	   25,200
	Common stock issued for accrued wages, related party	   22,000 		-
	Depreciation and amortization				    7,297 	    4,800
	Financing fees			 			   24,400 	   24,400
	Gain on disposal of fixed assets			   (3,701)		-
	Stock based compensation				    2,000 	   72,600
	Stock options granted to officers and consultants		-   	  123,500
	Decrease (increase) in assets:
	Accounts receivable			 		    3,600 		-
	Other current assets			 			-   	    8,600
	Other assets						  (10,000)		-
	Increase (decrease) in liabilities:
	Accounts payable			 		  (11,973)	   18,300
	Accrued interest			 		   35,310 	   46,200
	Accrued officer salary			 		  (68,331)	   53,300
	Accrued payroll taxes			 			- 	   (2,000)
	Unearned revenues			 		    5,600 	    5,600
								---------	---------
	Net cash used by operating activities			 (454,531)	 (142,700)
								---------	---------
Cash flows from investing activities:
   Purchase of fixed assets					  (31,788)	   (5,800)
   Purchase of mining claims					  (15,054)	  (19,600)
   Proceeds from sale of fixed assets				    7,000 		-
								---------	---------
	Net cash used in investing activities			  (39,842)	  (25,400)
								---------	---------
Cash flows from financing activities:
   Payment due to stockholder					 	-   	  (11,500)
   Principal payments on notes payable, related parties		  (20,750)		-
   Proceeds from issuance of common stock			  140,012 	  506,200
   Proceeds from the exercise of warrants			  186,343 		-
								---------	---------
	Net cash provided by financing activities 		  305,605 	  494,700
								---------	---------
Net increase (decrease) in cash					 (188,768)	  326,600
   Cash, beginning of period					  419,700 	   17,000
								---------	---------
   Cash, end of period						$ 230,932 	$ 343,600
								=========	=========
Supplemental disclosure of cash flow information:
   Cash paid for income taxes					$	- 	$ 	-
								=========	=========
   Cash paid for interest					$	- 	$ 	-
								=========	=========
   Warrants issued for services					$	- 	$  67,603
								=========	=========
   Issuance of common stock for services			$	- 	$   5,000
								=========	=========
   Accrued interest added to principle on note payable		$	- 	$   5,900
								=========	=========
   Accrued interest added to principle on note payable		$	- 	$ 	-
								=========	=========
   Debt forgiveness recorded as contributed capital		$ 101,745 	$ 	-
								=========	=========

See Accompanying Notes to Financial Statements

			4



ITEM 2.                 NOTES TO FINANCIAL STATEMENTS

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

   The  interim  financial  information  is  unaudited.   In   the  opinion  of
   management, all adjustments necessary to present fairly the financial position as of September 30, 2007 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


2. GOING CONCERN

   The Company incurred a net loss of approximately $436,000 for the nine months ended September 30, 2007. The Company's current liabilities exceed its current assets by approximately $645,000 as of September 30, 2007. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.


3. NOTES PAYABLE, RELATED PARTIES

   Notes payable consisted of the following as of September 30, 2007:

     Note payable to a stockholder, secured by real  property,
     bearing interest at 16.0% per annum, semi-annual interest
     only payments, matured November 2005 (currently in default)   $   300,000

     Note payable to a stockholder, secured by  real  property,
     bearing interest at 8.0% per annum, maturing February 2008		25,114

     Note payable to a stockholder, secured by  real property,
     bearing interest at 8.0% per annum, maturing January 2008		35,436
                                                                   -----------
     Current portion (amounts due within one year)    		   $   360,550
								   ===========

   The Company is in default of its semi-annual interest payments of $280,000 for the years ended 2002- 2006 and the nine months ended September 30, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.

4.   CHANGES IN SECURITIES

  During the nine months ended September 30, 2007, the Company sold 1,043,455 restricted common shares to various accredited Canadian and US residents for a total of $326,368, and issued warrants to purchase 298,083 restricted common shares, exercisable between $.45 and $.65 per share.

  During the nine months ended September 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. In addition to cash payments of $3,500 per month for twelve (12) consecutive months beginning January 2007 and terminating December 2007. The Company has recorded debt forgiveness of $101,745 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore there has been no impact on the Company's net loss.


5. SUBSEQUENT EVENTS

  On October 10, 2007,   the  Company  sold  2,000 shares of  restricted common
  stock for a total of $1,000 valued at $.50 per share and issued warrants to purchase 2,000 restricted common shares, exercisable at $.65 per share.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS

(A)    PLAN OF OPERATION.

       Can-Cal Resources Ltd. is a public company engaged in the acquisition and exploration of precious metals mineral properties. The Company initiated the re-evaluation of its North American properties, which began the 2nd quarter of 2005, through in-house and independent analysis.

   On September 26, 2006, the Company signed a letter of intent with E.R.S. Ltd., an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent was to expand testing by E.R.S. on material from Can-Cal's Pisgah property. As of September 30, 2007, the Company was unable to reach a definitive agreement with E.R.S.; therefore, the Board of Directors voted unanimously to discontinue further negotiations.

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

       In  May  and September 2006, Can-Cal acquired an additional  66  20-acre
lode claims for the  filing  cost  of  $1,200.   This  increased  the Company's
property holding to 1900 acres or 2.969 square miles of 95 lode claims.

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

(B)    RESULTS OF OPERATIONS FOR THE THREE MONTHS  ENDED SEPTEMBER 30, 2007 AND
2006.

       The following table summarizes selected items from the statement of operations for the three months ended September 30, 2007 compared to September 30, 2006.

EXPENSES:

                                                                Three Months Ended
                                                                  September 30,
							      ---------------------
                                                                  2007       2006     Increase/(Decrease)
							      ----------- ---------  ---------- --------
                                                                 Amount     Amount       $         %
							      ----------  ---------  ---------- --------

Expenses:
  Beneficial conversion discount                              $	       -  $   4,200      (4,200)   (100%)
  Exploration costs                                           	  46,588     12,100      34,488     285%
  Depreciation                                                 	   1,277      1,700        (423)    (25%)
  General & administrative expenses                          	  64,631     79,000     (14,369)    (18%)
  General & administrative       expenses - related party    	  30,942     97,800     (66,858)    (68%)
   Total operating expenses                                 	 143,438    194,800     (51,362)    (26%)
							      ----------  ---------
Loss from operations                                       	(143,438)  (194,800)     (51,362)   (26%)
							      ----------  ---------
Other income (expense):
  Interest income                                             	   2,387          -        2,387       -
  Gain on disposal of fixed assets                                     -          -            -       -
  Rental revenue                                               	   5,625      5,600           25     .5%
  Interest expense                                          	 (14,169)   (26,900)     (12,731)   (47%)
							      ----------  ---------
Net loss                                                      $ (149,595) $(216,100)   $ (66,505)   (31%)
							      ==========  =========

EXPLORATION COSTS

       Exploration costs for the three months ended September 30, 2007 increased by $34,488 or 285% from $12,100 for the three months ended September 30, 2006 to $46,588 for the three months ended September 30, 2007. The increase is a result of increased exploration of U.S. properties in order to extract precious metals for testing purposes.

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

DEPRECIATION

     Depreciation for the three months ended September 30, 2007 decreased by $423 or 25% from $1,700 for the three months ended September 30, 2006 to $1,277 for the three months ended September 30, 2007. The increase is principally due to the deletion of a furnace purchased in January of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended September 30, 2007 decreased by $14,369 or 18% from $79,000 for the three months ended September 30, 2006 to $64,631 for the three months ended September 30, 2007. The decrease is principally due to decreased advertising and stock house expenses.

GENERAL AND ADMINISTRATIVE EXPENSES - RELATED PARTY

     General and administrative expenses - related party for the three months ended September 30, 2007 decreased by $66,858 or 68% from $97,800 for the three months ended September 30, 2006 to $30,942 for the three months ended September 30, 2007. The decrease is principally due to the one time conversion of salary in 2006. No such conversion was done in 2007.

TOTAL OPERATING EXPENSES

       Total operating expenses for the three months ended September 30, 2007 decreased by $51,362 or 26% from $194,800 for the three months ended September 30, 2006 to $143,438 for the three months ended September 30, 2007. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support certain debt financing activities, conversion of salary as well as, costs associated with the issuance of options to an Officer of the Company.

OTHER INCOME (EXPENSE)

       During the three months ended September 30, 2007, interest income in the amount of $2,387 relates to interest earned on cash received as a result of financing activities.

       Interest expense for the three months ended September 30, 2007 decreased by $12,731 or 47% from $26,900 for the three months ended September 30, 2006 compared to $14,169 for the three months ended September 30, 2007. The significant decrease is due to the repayment of certain long term debts that were paid with the Company's common stock at the end of 2006.

NET LOSS

       Our net loss was $149,595 for the three months ended September 30, 2007 compared to a net loss of $216,100 for the three months ended September 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(C)    RESULTS OF OPERATIONS FOR  THE  NINE MONTHS ENDED SEPTEMBER 30, 2007 AND
2006.

       The following table summarizes selected items from the statement of operations for the nine months ended September 30, 2007 compared to September 30, 2006.

EXPENSES:

                                                                NINE MONTHS ENDED
                                                                  SEPTEMBER 30,
							     ------------------------
                                                                 2007         2006     INCREASE/(DECREASE)
                                                                AMOUNT       AMOUNT        $         %
							     ------------ -----------  ---------- --------

Expenses:
  Beneficial conversion discount                             $          - $    25,200   $ (25,200)   (100%)
  Exploration costs                                               149,532      22,800     126,732     556%
  Depreciation                                                      7,297       4,800       2,497      52%
  General & administrative expenses                               173,375     167,200       6,175       4%
  General & administrative       expenses - related party          92,994     272,100    (179,106)    (66%)
   Total expenses                                                 423,198     491,100     (68,902)    (14%)
							     ------------ -----------
Net operating loss                                               (423,198)   (492,100)    (68,902)    (14%)
 							     ------------ -----------
Other income (expense):
  Interest income                                                   9,346         100       9,246    9246%
  Gain on disposal of fixed asset                                   3,701           -       3,701     100%
  Rental revenue                                                   16,875      42,900     (26,025)    (61%)
  Interest expense                                                (43,057)    (74,100)    (31,043)    (42%)
							     ------------ -----------
Net loss                                                     $   (436,333)$  (523,200)   $(86,867)    (17%)
							     ============ ===========

BENEFICIAL CONVERSION DISCOUNT

     During the nine months ended September 30, 2006, beneficial conversion discount in the amount of $25,200 relates to a convertible feature of the Company's long term debt.

EXPLORATION COSTS

       Exploration costs for the nine months ended September 30, 2007 increased by $126,732 or 556% from $22,800 for the nine months ended September 30, 2006 to $149,532 for the nine months ended September 30, 2007. The increase is a result of increased exploration of US properties in order to extract precious metals for testing purposes.

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

DEPRECIATION

     Depreciation for the nine months ended September 30, 2007 increased by $2,497 or 52% from $4,800 for the nine months ended September 30, 2006 to $7,297 for the nine months ended September 30, 2007. The increase is principally due to the additional depreciation of assets purchased in April of 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the nine months ended September 30, 2007 increased by $6,175 or 4% from $167,200 for the nine months ended September 30, 2006 to $173,375 for the nine months ended September 30, 2007. The increase is principally due to the hiring of additional personal to increase investor relations.

GENERAL AND ADMINISTRATIVE EXPENSES - RELATED PARTY

     General and administrative expenses - related party for the nine months ended September 30, 2007 decreased by $179,106 or 66% from $272,100 for the nine months ended September 30, 2006 to $92,994 for the nine months ended September 30, 2007. The decrease is principally due to the one time charge in 2006 related to options that were issued to an Officer of the Company. No such options were issued in 2007.

TOTAL OPERATING EXPENSES

       Total operating expenses for the nine months ended September 30, 2007 decreased by $68,902 or 14% from $492,100 for the nine months ended September 30, 2006 to $423,198 for the nine months ended September 30, 2007. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non-recurring costs required to support certain debt financing activities, as well as, costs associated with the issuance of options to an Officer of the Company.

OTHER INCOME (EXPENSE)

       Interest income for the nine months ended September 30, 2007 increased by $9,246 or 9246% from $100 for the nine months ended September 30, 2006 to $9,346 for the nine months ended September 30, 2007. The increase is principally due to interest earned on a money market account that was opened in 2007 using proceeds from financing activities.

       During the nine months ended September 30, 2007, the Company recognized a gain on disposal of fixed assets in the amount of $3,701 from the sale of two vehicles.

       Rental revenue for the nine months ended September 30, 2007 decreased by $26,025 or 61% from $42,900 for the nine months ended September 30, 2006 compared to $16,875 for the nine months ended September 30, 2007. The significant decrease is due to a one time charge in 2006 related to the rental of the Company's land to a movie production company.

       Interest expense for the nine months ended September 30, 2007 decreased by $31,043 or 42% from $74,100 for the nine months ended September 30, 2006 compared to $43,057 for the nine months ended September 30, 2007. The significant decrease is due to the repayment of certain long term debts that were paid with the Company's common stock at the end of 2006.

NET LOSS

       Our net loss was $436,333 for the nine months ended September 30, 2007 compared to a net loss of $523,200 for the nine months ended September 30, 2006. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(D)    LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

       The following table summarizes total current assets, total current liabilities and working capital at September 30, 2007 compared to December 31, 2006.


                          September 30, December 31,     INCREASE/(DECREASE)
			  ------------	-----------	--------------------
			       2007        2006		     $        %
			  ------------	-----------	----------  --------

Current Assets            $    230,932  $   423,300 	$ (192,368)	(45%)
			  ============	===========
Current Liabilities       $    875,610  $ 1,037,500 	$ (161,890)	(16%)
			  ============	===========
Working Capital (deficit) $   (644,678) $  (614,200)	$ ( 30,478) 	 (5%)
			  ============	===========

Internal and External Sources of Liquidity

       During the nine months ended September 30, 2007, our operating and investing activities used cash of $454,531 and $39,842, respectively, while our financing activities provided cash of $305,605. The cash used in operating activities was principally a result of the net loss we incurred.

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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

       As of September 30, 2007, our cash balance was $230,932. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2007, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies.

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

PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

 None.

ITEM 2.  CHANGES IN SECURITIES.

      During the three months ended September 30, 2007, the Company sold 51,946 restricted shares of common stock to various accredited Canadian investors and one United States investor for a total of $25,973, and at a price of $0.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

      The Company redeemed 33,000 warrants held by a Canadian resident at a price of $0.25 per share for a total of $8,250.00

      On October 10, 2007, subsequent to the end of the 2007 third quarter period, the Company sold 2,000 shares of restricted common stock for a total of $1,000 valued at $.50 per share and issued warrants to purchase 2,000 restricted common shares, exercisable at $.65 per share. These securities were issued to an accredited Canadian investor in a private transaction in reliance upon Regulation S.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES


      The Company is in default of a note payable for $300,000 and its semi-annual interest payments of $280,000 for the years ended 2002- 2006 and the nine months ended September 30, 2007. The Company is currently negotiating forbearance on collection of the principle and interest.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 32    Certification  Per Sarbanes Oxley

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)

Date:  November 14, 2007               By:/s/Ronald D. Sloan
					  --------------------
                                          RONALD D. SLOAN,
                                          Chief Executive Officer and
					  President