Form 10KSB
period 2007-12-31
CAN CAL RESOURCES LTD
filed 2008-04-16
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                                  FORM 10-KSB

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2007.
[   ] Transition report pursuant to section 13 or 15(d) of the Securities
      Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number 000-26669

                            Can-Cal Resources Ltd.
	_____________________________________________________________

                (Name of Small Business Issuer in its charter)

            Nevada                                  86-0865852
____________________________________	  ____________________________________
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)


 2500 Vista Mar Drive, Las Vegas, NV                      89128
____________________________________	  ____________________________________
(Address of principal executive 			(Zip Code)
offices)



Issuer's telephone number, (702)  243 - 1849
			   __________________

Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:

                         Common stock, par value $.001
     	_____________________________________________________________


         Preferred stock, par value $.001, non-voting, 5% cumulative
	_____________________________________________________________
                               (Title of class)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to filed such reports), and (2) has been subject to
such filing requirements for the past 90 days.  YES   X    NO

      Indicate by check mark  if  disclosure  of delinquent filers, pursuant to
Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or in or any amendment to this Form 10-KSB.

      Registrant's revenues in fiscal year 2007 were $0.

      Aggregate market value of the voting stock held by non-affiliates as of March 31, 2008: $3,246,513

      Number of common shares outstanding as of March 31, 2008: 24,587,753 Number of preferred shares outstanding as of March 31, 2008: -0-

      Documents incorporated by reference: None. However, exhibitsare incorporated. See Item 13.

      Transitional Small Business Disclosure Format:  YES          NO   X

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

PART I

RISK FACTORS

    LOSSES  TO  DATE AND GENERAL  RISKS  FACED  BY  THE  COMPANY.   We  are  an
exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2007, the company recorded a net loss of $604,913 and had an accumulated stockholders' deficit of $222,547 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

    We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

    Further, exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

         - Bank or other debt financing,

         - Equity financing, or

         - Other means.

    As a mineral exploration company, our ability to commence production and generate profits is dependent on our ability to discover viable and economic mineral reserves. Our ability to discover such reserves are subject to numerous factors, most of which are beyond our control and are not predictable.

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

    THE AUDIT REPORT ON THE FINANCIAL STATEMENTS AT DECEMBER 31, 2007 HAS A "GOING CONCERN" QUALIFICATION, WHICH MEANS WE MAY NOT BE ABLE TO CONTINUE OPERATIONS UNLESS WE OBTAIN ADDITIONAL FUNDING AND ARE SUCCESSFUL WITH OUR STRATEGIC PLAN.

     The Company has experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities which is currently ongoing "In House" in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah property and the Wikieup into production, or sell the properties to another company, or place the properties into a joint venture with another company.

    Attaining these objectives will require capital, which the Company will have to obtain principally by selling stock in the company. We have no definitive arrangements in place to raise the necessary capital to continue operations; however, positive analytical reports by independent third parties would possibly assist in raising capital to sustain operations

    AS AN EXPLORATION COMPANY, WE ARE SUBJECT TO THE RISKS OF THE MINERALS BUSINESS. The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Most exploration programs do not result in the discovery of mineralization, which is economic to mine, and most exploration programs never recover the funds invested in them. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits are not assured.


    THE BRITISH COLUMBIA SECURITIES COMMISSION HAS REQUIRED US TO OBTAIN A REPORT BY AN INDEPENDENT CONSULTANT QUALIFIED UNDER THE STANDARDS OF THE BCSC. The British Columbia Securities Commission ("BCSC") has required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is "qualified" under the terms of that law. The Company is under order to supply such verification by a "qualified" third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are residents in British Columbia. The Company has retained such a "qualified" third party consultant who is in the process of preparing and filing the necessary reports with the BCSC. There can be no assurance that the reports will satisfy the BCSC or that the Company's stock will regain trading status in British Columbia. Further investigatory proceedings by the BCSC will require the Company to expend funds on legal fees, and there is no assurance that the Company would be able to continue as a going concern if it cannot afford to pay such legal fees.


      WE HAVE NOT SYSTEMATICALLY DRILLED AND SAMPLED ANY OF OUR PROPERTIES TO CONFIRM THE PRESENCE OF ANY CONCENTRATIONS OF PRECIOUS METALS, AND DRILLING AND SAMPLING RESULTS TO DATE HAVE BEEN INCONCLUSIVE. A limited amount of the sample test work was conducted by independent parties; most of that kind of work, and the drilling and other exploration work, was conducted by consultants or persons employed by us. Can-Cal is currently conducting "In House" evaluations of the material in addition to testing by an independent third party consultant.

    There is substantial risk that such testing on the United States properties would show limited concentrations of precious metals, and such testing may show a lack of precious metals in the properties. Any positive test results will only confirm the presence of precious metals in the samples, and it cannot be assumed that precious metals-bearing materials exist outside of the samples tested.

    POLICY CHANGES. Changes in regulatory or political policy could adversely affect our exploration and future production activities. Any changes in government policy, in the United States or other countries where properties are or may be held, could result in changes to laws affecting ownership of assets, land tenure, mining policies, taxation, environmental regulations, and labor relations.

    ENVIRONMENTAL COSTS. Compliance with environmental regulations could adversely affect our exploration and future production activities. There can be no assurance that future changes to environmental legislation and related regulations, if any, will not adversely affect our operations.

    FUTURE RESERVE ESTIMATES. All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. If and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to any calculation of reserves or resources. Until reserves or resources are actually mined and processed, the quantity of reserves or resources must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

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

      In 2003, the Company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be an operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as "Arco Project" and "Arco 2 Project". In November 2004, SMR applied to Mexico's Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future, but has currently ceased operations in Mexico.

    The Company's current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain material and Wikieup material. The Company has presently engaged an independent consultant who is "qualified" under the British Columbia Securities law to perform mineral resource testing on Pisgah and Wikieup. A report is expected by the second quarter of 2008.

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


ITEM 2. DESCRIPTION OF  PROPERTIES

    GENERAL.

    We own or have interests in four United States properties. They are:

    Wikieup, Arizona

    Cerbat, Arizona

    Owl Canyon, California

    Pisgah, San Bernadino County, California

    A summary of important features about each of these properties is set forth
in Exhibit 99 hereto, as   requested  by  the  SEC  in  its  Comment  Letter of
February 11,2008, and investors should take care to review this summary.

    On September 26, 2006, the Company signed a letter of intent with E.R.S. Ltd., an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent was to expand testing by E.R.S. on material from Can-Cal's Pisgah property. The Company and E.R.S. did not enter into a definitive agreement in 2007. As of January 8, 2008, E.R.S. advised the Company that it wished to continue negotiations for a definitive agreement.

    In May and June 2006, Can-Cal acquired an additional 66 20-acre lode claims for the filing cost of $1,200. This increased the Company's property holding to 1,900 acres or 2,969 square miles of 95 lode claims.

    In April, June, July and September 2006, the Company conducted further surface sampling and rock wall sampling on its Wikieup, Arizona property. These samples were shipped to ALS Chemex, an internationally recognized assayer for fire assays (process of testing the original head ore material at high temperatures to determine the recoverability of precious metals) and I.C.P. tests. The preliminary assay results were encouraging and the Company will continue with further surface sampling from various areas of the approximate six square miles of claimed land.

    On August 28, 2006, Can-Cal acquired an additional 1,800 acres from the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increased the Company's property holding on its Wikieup, Arizona property to 3700 acres or approximately six square miles of 185 lode claims. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

     Adits (A type of entrance to underground mine shafts), tunnels and open pit locations following what may be a trend (direction that an ore body may follow) or vein structure (faults and cracks caused by shifts in the earth that had filled in with silica fluids and other magma volcanics which solidified leaving minerals behind) over a large region have been found on the property. The legacy of previous mining activity including; abandoned equipment, stone built homes, a cement water reservoir and numerous tailings piles, or piles of dirt left over from previous mining operations, can be seen from various locations.

    The  geology  of  the  Wikieup  area  claims is  comprised  of  Precambrian ganoids  and gneiss.  Outcrop  is  extensive  on  the  property  and rock units include diorite, gabbro and granitic dikes. The Company is continuing the surface sampling program and plans to hire an independent geologist for continued exploration.

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

    If the statutes and regulations for the location and maintenance of a mining claim in the United States are complied with, the locator obtains a valid possessory right, or claim, to the contained minerals. Failure to pay such fees or make the required filings may render the mining claim void or voidable. We believe we have valid claims, but, because mining claims are self-initiated and self-maintained, it is impossible to ascertain their validity solely from public real estate records. If the government challenges the validity of an unpatented mining claim, we would have the burden of proving the present economic feasibility of mining minerals located on the claims.

PISGAH, CALIFORNIA PROPERTY.

    GENERAL TESTING. In 1997 we acquired fee title to a "volcanic cinders" property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

    The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington's operations, can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

    The Company owns equipment which was acquired with the property, and is located on the property: a ball mill used for crushing cinders, truck loading pads, two buildings, large storage tanks, conveyors to load trucks, material silos and screening equipment.

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

    The agreement provides that Twin Mountain will pay minimum annual rental payments of $22,500 for the initial term and $27,500 per year for the additional term. Twin Mountain is also obligated to pay us a monthly production royalty for all material removed from the premises: The greater of 5% of gross sales f.o.b. Pisgah, or $.80 per ton for material used for block material; plus 10% of gross sales f.o.b. Pisgah for all other material. Against these payments, Twin Mountain Twin Mountain will be credited for minimum royalty payments previously made.

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

PISGAH PROPERTY - DEBT TRANSACTIONS.

    At December 31, 2007, we owed a second private lender (First Colony Merchant) a total of $652,500 including accrued interest, on three notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. Also, in fiscal year 2000, as further consideration, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the Company is in default of principal and interest payments totaling $652,500 and has initiated forbearance on collection with the lender.

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

GEOLOGY OF OWL CANYON

    Mineralization on the property migrates along north/south oriented faulting and at the contact point between metamorphic and dolomite rocks. Metalliferous deposits, or deposits filled with fine metal particles, along these fractures are prevalent near the central area of Owl Canyon. Along the southern side of the property, fault contact areas exhibit localized zone alteration from migrating hydrothermal fluids, or areas altered from hot lava and hydro thermalfluids due to volcanic activity, producing a mineralized vein ranging in width from approximately 18 to 36 inches.

    We have performed external and in-house fire assays on material from the Owl Canyon property, sending both trench and rock samples to independent laboratories. Approximately 15 tons of material was removed to a depth of 3 to 4 feet to expose a continuation of one of the veins. An independent laboratory analyzed samples from this material.

    A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2007.

CERBAT PROPERTY

    On March 12, 1998, we signed a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, and Mohave County, Arizona. The patented claims cover approximately 120 acres. We paid $10,000 as the initial lease payment and are obligated to pay $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000, less payments already made. In the event of production before purchase, we will pay the lessor a production royalty of 5% of the gross returns received from the sale or other disposition of metals produced. Except for limited testing and evaluation work performed in mid-2002, no work has been performed on this property since 1999. Access is north 15 miles from Kingman, Arizona on Highway 93, east from the historical market to Mill Ranch, then left three miles to a locked gate.

    The country rock is pre-Cambrian granite, gneiss and schist complex. It is intruded by dikes of minette, granite porphyry, diabase, rhyolite, basalt and other rocks, some of which are associated with workable veins and are too greatly serieitized (altered small particles within the material) for determination. The complex is also flanked on the west by masses of the tertiary volcanic rocks, principally rhyolite. The mineralized body contains principally gold, silver and lead. They occur in fissure veins, which generally have a north-easterly trend and a steep north-easterly or south-westerly dip. Those situated north of Cerbat wash are chiefly gold bearing while those to the south principally contain silver and lead. The gangue (material that is considered to have base metals that are not precious or worth recovering for market value) is mainly quartz and the values usually favor the hanging wall. The Company has been informed by the owner that the property contains several mine shafts of up to several hundred feet in depth and tailings piles containing thousands of tons of tailings. The property has not produced since the late 1800's.

    The buildings on the property are practically valueless, owing to being in disuse for so many years.

    We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. There was no significant activity on Cerbat in 2007.

WIKIEUP PROPERTY

    The Wikieup property consists of 3700 acres or approximately 6 square miles of 185 lode claims. The lode claims are accessed via gravel road approximately eight miles just off Highway 93 at the town of Wikieup, Arizona.

    Holding costs are approximately $155 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

    The geology of the area is comprised of Precambrian ganoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The Company has kept the claims in good standing by submission of the required rental fees. During the past nine months, the Company has conducted surface sampling of the rock units on the property for "In House" and independent third party companies' analytical evaluation and assay tests. We are currently holding the property for further exploration. At the present time the property is without known reserves.

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

(b)(5)The Company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah Mountain, Wikieup, Cerbat and the Owl Canyon properties.

(b)(6)The Company is not dependent upon one or a few major customers.

(b)(7)The   Company   holds   no  patents,  trademarks,  licenses,  franchises,
concessions, and has no labor contracts.

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

(b)(11)Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment,  such  as  the  Clean  Air  Act,  Clean  Water  Act, the  Resource
Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act ("Superfund") affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted there under, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received there from. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000.

(b)(12)The Company presently has two full-time employees and relies on outside subcontractors, consultants and agents, to perform various administrative, legal and technical functions, as required.

 OTHER FINANCING TRANSACTIONS

    During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,533 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 to $0.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

    The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month for twelve months, the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore, there was no impact on the Company's net loss.

ITEM 3.LEGAL PROCEEDINGS

    The Company is not currently a party to litigation. The British Columbia Securities Commission has recently required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is "qualified" under the terms of that law. The Company is under order to supply such verification by a "qualified" third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company has retained such a "qualified" third party consultant who is in the process of preparing and filing the necessary reports with the BCSC.


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


      2006                          High              Low
      First Quarter                 $0.40             $0.15
      Second Quarter                $0.27             $0.16
      Third Quarter                 $0.45             $0.21
      Fourth Quarter                $0.71             $0.29

      2007
      First Quarter                 $0.71             $0.30
      Second Quarter                $0.70             $0.38
      Third Quarter                 $0.56             $0.30
      Fourth Quarter                $0.40             $0.18


      Holders

The  Company has approximately 534 shareholders of record as of March 31, 2008.

      Dividends

    The Company has never paid any dividends. There are no legal restrictions which limit the Company's ability to pay dividends but, based on its present financial situation; it is extremely unlikely to do so in the near future.

Sales of Unregistered Securities in 2007:

(1) For Cash: During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,533 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 to $.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

(2) For Services: On April 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under
Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month for twelve months, the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore, there was no impact on the Company's net loss.


             No commissions were paid in connection with these transactions

    (b) Report of use of proceeds from registered offerings.  Not applicable.

    (a) Issuer repurchase of securities.  Not applicable.


ITEM 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS

(A)   PLAN OF OPERATION.

    Can-Cal  Resources  Ltd.  is  a  public  company  engaged  in  seeking  the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

    The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California subject to the finalization of the current analytical program.

    At April 14, 2008 , we had approximately $45,997 cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.


(B) MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The following should be read together with the financial statements included in this report.


LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2007 COMPARED WITH DECEMBER 31, 2006, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2006:

                                       Year ended December 31
                                    -----------------------------
                                       2007                           2006
                                     --------                      --------
Material sales                      $       0                        $    0
Cost of sales
Gross profit
Depreciation                           10,225                         6,700
Exploration costs                     200,427                        38,500

General & administrative expenses     254,625                       241,200
General & administrative expenses
Related Party                         124,176                       303,000

Other income (expenses)               (15,459)                      (31,600)
                                     --------                      --------

Net loss                             $604,913                     $ 621,000
                                     ========        		   ========

Mineral sales in 2005 were related to limited industrial sales of cinder material from the Pisgah property.

The following table summarizes working capital, total assets, accumulated deficit, and shareholders' deficit.








                                          Year ended December 31
                                     --------------------------------
                                   2007			 2006
				---------             -----------

Working capital              $   (736,162)     	       $   (614,200)

Total assets                 $    619,602              $    491,400

Accumulated deficit          $ (8,070,513)             $ (7,465,600)

Shareholders' deficit        $   (222,547)             $   (546,100)


    The Company raised $375,533 in financing activities from a sale of 1,238,167 shares of common stock.

    We recorded a net loss from operations in 2007 of $604,913 compared to a net loss from operations of $621,000 in 2006.

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

                            AS OF DECEMBER 31, 2007

    (With Report of Independent Registered Public Accounting Firm Thereon)

                            CAN-CAL RESOURCES LTD.
                             FINANCIAL STATEMENTS









                               TABLE OF CONTENTS


                                                          PAGE NO.

Report of Independent Registered Public Accounting Firm       1

Financial statements

   Balance sheet                                              2

   Statements of operations                                   3

   Statement of stockholders' deficit                         4

   Statements of cash flows                                   5

   Notes to financial statements                              6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM




To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

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




/s/ De Joya Griffith & Company, LLC
Henderson, Nevada


March 20, 2008


CAN-CAL RESOURCES LTD
BALANCE SHEET
(Audited)


 ASSETS
				 				December 31,
								    2007
								-----------
Current assets:
   Cash			 					$   105,987
								-----------
     Total current assets		 			    105,987

Fixed assets, net of accumulated depreciation of $125,894	     67,948

Other assets, net				 		    445,667
								-----------
Total assets				 			    619,602
								===========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
   Accrued interest 			 			$   311,320
   Accrued officers salary 					    110,652
   Accounts payable 						     28,399
   Accrued payroll taxes 			 		     21,853
   Notes payable-related parties			 	    360,550
   Unearned revenues 			 			      9,375
								-----------
	Total current liabilities				    842,149
								-----------
Total Liabilities				 		    842,149
								-----------
Commitments and contingencies				 		  -

Stockholders' deficit:
   Preferred stock; $0.001 par value; 10,000,000 shares
	authorized, no shares issued and outstanding		 	  -
   Common stock; $0.001 par value; 100,000,000 shares
	authorized, 24,555,253 shares issued and outstanding 	     24,555
   Additional paid-in capital					  7,823,411
   Accumulated deficit			 			 (8,070,513)
								-----------
	Total stockholders' deficit		 		   (222,547)
								-----------
Total liabilities and stockholders' deficit			    619,602
								===========

See Accompanying Notes to Financial Statements
2




CAN-CAL RESOURCES LTD
STATEMENTS OF OPERATIONS
(Audited)

			 			      For the years ended December 31,
							    2007	    2006
							------------	------------

Material sales						$	   -	$	   -

Cost of sales			 				   -   		   -

	Gross profit		 				   -   		   -

Expenses
	Exploration costs		 		     200,427 	      38,500
	Depreciation		 			      10,225 	       6,700
	General and administrative expenses		     254,626 	     241,200
	General and administrative expenses-
		Related Party		 		     124,176 	     303,000
							------------	------------
Loss from operations			 		    (589,454)	    (589,400)
							------------	------------
Other income (expense)
	Gain on fixed asset disposal		 	       7,001 		   -
	Rental revenue		 			      24,400 	      55,500
	Interest income		 			      10,388 	       1,600
	Interest expense		 		     (57,248)	     (88,700)
							------------	------------
	Total other income (expense)		 	     (15,459)	     (31,600)
							------------	------------
Loss before provision for income taxes			    (604,913)	    (621,000)

Provision for income taxes			 		   -   		   -
							------------	------------
Net loss						$   (604,913)	$   (621,000)
							============	============
Basic loss per common share				$      (0.03)	$      (0.03)
							============	============
Basic weighted average
	common shares outstanding		 	  24,191,015 	  20,734,716
							============	============



See Accompanying Notes to Financial Statements
3







CAN-CAL RESOURCES LTD
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Audited)

		 				Common Stock 			Additional 				 Total
		 				Number of 			Paid-in 	Accumulated 		 Stockholders'
		 				Shares 		Amount		Capital		(Deficit)		 (Deficit)
						----------	-------		----------	-----------		 -----------

Balance December 31, 2005		 	18,972,071 	$19,000 	$5,813,500 	$(6,844,600)		 $(1,012,100)

Common shares issued for cash		 	 2,448,213 	  2,400 	   642,100 		  -   		     644,500

Common warrants
exercised for cash		 		   174,000 	    200 	    43,300 		  -   		      43,500

Common shares issued
for services		 			    19,500 	      -   	     5,000 		  -   		       5,000

Common shares issued
in satisfaction of accounts
payable and accrued liabilities		 	   385,714 	    400 	    80,600 		  -   		      81,000

Common shares issued in
satisfaction of notes
payable-related parties		 		    56,821 	    100 	    11,800 		  -   		      11,900

Common shares issued in
satisfaction of convertible
debenture, (including accrued
interest of $1,895)		 		   206,767 	    200 	    41,700 		  -   		      41,900

Common shares issued for
asset acquisition				 1,000,000 	  1,000 	   399,000 		  -   		     400,000

Option granted to officers
and directors		 				 -   	      -   	   123,500 		  -   		     123,500

Warrants granted for services		 		 -   	      -   	     2,200 		  -   		       2,200

Warrants granted in satisfaction
of accounts payable and accrued
liabilities						 -   	      -   	    65,400 		  -   		      65,400

Warrants granted in satisfaction
of notes payable-related parties		 	 -   	      -   	     9,600 		  -   		       9,600

Warrants granted in satisfaction
of convertible	debenture		 		 -   	      -   	    40,000 		  -   		      40,000

Net loss					  						   (621,000)		    (621,000)

Balance December 31, 2006		 	23,263,086 	 23,264 	 7,277,736 	 (7,465,600)		    (164,600)
						----------	-------		----------	-----------		 -----------
Common shares
issued for cash					   492,795 	    492 	   188,698 		  -   		     189,190

Common warrants
exercised for cash		 		   745,372 	    745 	   185,598 		  -   		     186,343

Common shares
issued for services		 		     4,000 	      4 	     2,010 		  -   		       2,014

Common shares issued
in satisfaction of accrued
wages, related party		 		    50,000 	     50 	    21,950 		  -   		      22,000

Debt forgiveness, related party		 		 -   	      -   	   147,419 		  -   		     147,419

Net loss								 			   (604,913)		    (604,913)
						----------	-------		----------	-----------		 -----------
Balance December 31, 2007		  	24,555,253	$24,555 	$7,823,411 	$(8,070,513)		 $  (222,547)
						==========	=======		==========	===========		 ===========


See Accompanying Notes to Financial Statements
4





CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS
(Audited)


					 			      For the year ended December 31,
									    2007 	    2006
									----------	----------
Cash flows from operating activities:
  Net loss				 				$ (604,913)	$ (621,000)
  Adjustments to reconcile net loss to net
   cash used by operating activities:
	Beneficial conversion feature on convertible debenture			 -   	    25,200
	Common stock issued in lieu of accrued wages, related party	    22,000 		 -
	Depreciation and amortization			 		    10,225 	     6,700
	Gain on disposal of fixed assets			 	    (7,001)		 -
	Stock based compensation			 		     2,014 	    72,600
	Stock options granted officers and consultants			 	 -   	   123,500
	Stock issued for financing and interest			 		 -   	    51,500
  Changes in operating assets and liabilities:
	Accounts receivable			 			     3,600 	    (3,600)
	Accounts payable			 			    (5,801)	   (23,600)
	Accrued interest			 			    48,820 	    23,500
	Accrued officer salary payable					   (67,614)	    54,400
	Accrued payroll taxes			 			    (2,562)	    (3,700)
	Unearned revenues			 			       (25)		 -
									----------	----------
		Net cash used by operating activities		 	  (601,258)	  (294,500)
									----------	----------
Cash flows from investing activities:
  Proceeds from sale of fixed assets				 	    12,000 		 -
  Purchase of fixed assets				 		   (64,172)	    (5,800)
  Purchase of mining claims						   (15,067)	   (19,700)
									----------	----------
		Net cash used by investing activities 			   (67,239)	   (25,500)
									----------	----------
Cash flows from financing activities:
  Payment due to stockholder				 			 -   	   (11,000)
  Proceeds from convertible debenture				 		 -   	    40,000
  Proceeds from issuance of common stock				   375,533 	   688,000
  Proceeds from borrowing on notes payable-related parties			 -   	     5,700
  Principal payments on notes payable-related parties			   (20,750)		 -
									----------	----------
		Net cash provided by financing activities 		   354,783 	   722,700
									----------	----------
Net increase (decrease) in cash					 	  (313,714)	   402,700
Cash, beginning of period					 	   419,700 	    17,000
									----------	----------
Cash, end of period					 		$  105,987 	$  419,700
									==========	==========
Supplemental disclosure of cash flow information:
  Cash paid for interest				 		$	 -   		 -
									==========	==========
  Cash paid for income taxes				 		$	 -   		 -
									==========	==========
  Accrued interest added to principal on notes
	payable - related parties			 		$    2,400 	$    3,600
									==========	==========
  Issuance of common stock for satisfaction of accounts payable
	and accrued liabilities						$   22,000 	$   81,000
									==========	==========
  Issuance of common stock for services				 	$    2,014 	$    5,000
									==========	==========
  Issuance of common stock for principal payment on
	notes payable-related parties			 		$	 -   	$   11,932
									==========	==========
  Issuance of common stock for conversion of convertible
	debenture, including accrued interest of $1,895			$	 -   	$   41,895
									==========	==========
  Issuance of common stock mining claims				$	 -   	$  400,000
									==========	==========


See Accompanying Notes to Financial Statements
5



                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

1.    DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

   Description of business - Can-Cal Resources Ltd. (hereinafter referred to as the "Company") was incorporated in the State of Nevada on March 22, 1995. The Company is engaged in the exploration for precious metals, with gold exploration projects located in California and Arizona.

   Presentation of Financial Statements - The Company rounded the figures on the 2006 financial statements to the nearest hundred.

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

   Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs for the years ended December 31, 2007 and 2006 were $1,088 and $27,560, respectively.

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





                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES- (CONTINUED)

   Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2007 and 2006, the Company had approximately $ 0 and $279,000 in excess of FDIC insured limits, respectively.

Stock-based compensation - The Company applies SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

   Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2007 and 2006, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

   Recent accounting pronouncements - In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

   In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements". This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company's financial position, results of operation or cash flows.

   In December 2007, the FASB issued SFAS No. 141 (Revised), "Business Combinations". SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008

   In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133," (SFAS "161") as amended and interpreted, which requires enhanced disclosures about an entity's derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity's financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period.


                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES- (CONTINUED)

   Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

2.    GOING CONCERN

   The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $604,913 as of December 31, 2007. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

   These  conditions  raise  substantial doubt about the Company's  ability  to
   continue as a going concern.   These financial statements do not include any
   adjustments that might arise from this uncertainty.

3. FIXED ASSETS

   Fixed assets consist of the following as of December 31, 2007:

      Machinery and equipment                             $   140,023
       Transportation equipment                                39,084
       Furniture and fixtures                                  14,736
                                                              193,842
       Less:  accumulated depreciation                       (125,894)
   							   ----------
       Fixed assets, net                                   $   67,948
							   ==========

   Depreciation expense for the years ended December 31, 2007 and 2006 was $ 10,225 and $ 6,700, respectively.



                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)


4. INCOME TAXES

INCOME TAXES


At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $6,672,838 and $6,091,925, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:


			2007		2006
		   ---------	   ---------
Current:
     Federal		  --		  --
     State		  --		  --
Deferred:	  (2,343,893)     (2,132,174)
		   ---------	   ---------
		  (2,343,893)	  (2,132,174)



Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:


                                         2007            2006
				      -----------    -----------
Deferred tax assets:
Net operating loss carryforward       $ 2,335,493    $ 2,132,174
Stock-based compensation                    8,400             --
      Total deferred tax assets         2,343,893      2,132,174
				      -----------    -----------
Less: Valuation Allowance
                                       (2,343,893)    (2,132,174)
				      -----------    -----------
   Net Deferred Tax Assets            $        --    $        --



The valuation allowance for deferred tax assets as of December 31, 2007 and 2006 was $2,343,893 and $2,132,174, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2007 and 2006.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:


                                 2007   	 2006
				 ----		 ----


Federal statutory tax rate    	(35.0)%		(35.0)%
Permanent difference and other    35.0%  	  35.0%
				  -----		  -----
Effective tax rate                   0%     	     0%





5. UNEARNED REVENUE

   On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture ("Twin Mountain") to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expires on April 30, 2008. Twin Mountain has the option to renew the agreement for an additional ten year period with an increased minimum annual royalty of $27,500. As of December 31, 2007, we had unearned revenue from this agreement totaling $9,375.











                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

6. NOTES PAYABLE AND ACCRUED LIABILITIES-RELATED PARTIES

   Notes payable consisted of the following as of December 31, 2007:

      Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005
      (Note: The Company is in default of interest payments totaling $292,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest) $300,000

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing July 2008 	 	 25,114

      Note payable to a stockholder, secured by real property,
      bearing interest at 8.0% per annum, maturing June 2008	  	 35,436
      								       --------

      Current portion (amounts due within one year)        	       $360,550
      								       ========

   The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003, 2004, 2005, 2006 and 2007 (a total of $292,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.

   In 2006, we agreed to pay our CEO an annual salary of $120,000. As of December 31, 2007, we had accrued salaries due to our CEO in the amount of $110,652.

7.   CHANGES IN SECURITIES

  During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,533 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 to $0.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

  On April 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month for twelve months, the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore, there was no impact on the Company's net loss.

  On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.



                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

8.    OPTIONS AND WARRANTS

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

In accordance with FASB 123R (revised 2004) "Share-based Payment", the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%. The determined fair value recognized in the current period was $123,475

The following table summarizes the Company's option activity related to employees and consultants:


							 Weighted
                                                         Average
                                               Options    Exercise
                                               Outstanding  Price
					      ----------- --------
   Balance, January 1, 2006                    900,000    $ 0.16
   Granted                                   1,000,000      0.20
   Cancelled                                        --        --
   Exercised                                        --        --
   Expired                                     900,000      0.16
   Balance, December 31, 2006,               1,000,000      0.20
   Granted                                          --        --
   Cancelled                                        --        --
   Exercised                                        --        --
   Expired                                          --        --
            Balance, December 31, 2007,      1,000,000    $ 0.20
Cancelled
--
--
   Exercised                                        --        --
   Expired                                     900,000      0.16
   Balance, December 31, 2006,               1,000,000    $ 0.20
   Granted                                          --        --
   Cancelled                                        --        --
   Exercised                                        --        --
   Expired                                          --        --
   Balance, December 31, 2007,               1,000,000    $ 0.20






                                       #

                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

8.    OPTIONS AND WARRANTS- (CONTINUED)

Warrants related to the sale of common stock - During fiscal years 2007, and 2006, the Company granted 492,795 and 2,348,213 stock warrants, respectively, with an exercise price ranging from $0.25 to $0.65 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2007 and 2006. These stock warrants were exercisable upon issuance and expire at various times throughout 2009 and 2008. The following table summarizes the Company's warrant activity related to the sale of common stock:


							   Weighted
                                                           Average
                                              Warrants     Exercise
                                              Outstanding    Price
					      -----------  --------
   Balance, January 1, 2006                   2,521,808     $ 0.24
   Granted                                    2,348,213       0.35
   Cancelled                                         --         --
   Exercised                                    223,872       0.25
   Expired                                    1,585,436       0.29
   Balance, December 31, 2006                 3,060,713       0.31
   Granted                                      492,795       0.59
   Cancelled                                         --         --
   Exercised                                    745,372       0.25
   Expired                                       50,000       0.25
   Balance, December 31, 2007                 2,758,136 $     0.31


            The following table summarizes the Company's warrant activity not related to the sale of common stock:

                                                          Weighted
                                                          Average
                                              Warrants    Exercise
                                              Outstanding   Price
					      -----------  --------
   Balance, January 1, 2006                   1,312,070   $ 0.30
   Granted                                      613,535     0.25
   Cancelled                                         --       --
   Exercised                                         --
   Expired                                    1,298,495     0.30
   Balance, December 31, 2006                   627,110   $ 0.25
   Granted                                           --       --
   Cancelled                                         --       --
   Exercised                                         --       --
   Expired                                      173,575     0.25
   Balance, December 31, 2007                   453,535   $ 0.25

9.  COMMITMENTS AND CONTINGENCIES

Mining claims - The Company has a lease and purchase option agreement covering six patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercises its option to purchase, all funds paid to Lessors shall be credited toward the purchase price as of the date the payments were made.

Rental  payments  -  The  Company operates a leased facility in Nevada under  a
month to month operating lease.   The  lease  calls  for a monthly base rent of
approximately $1,500.


                            Can-Cal Resources Ltd.
                         Notes to Financial Statements
                               December 31, 2007
                                   (Audited)

10.   SUBSEQUENT EVENTS

   From January 1, 2008 through the date of this report, the Company issued 32,500 shares of the Company's common stock and warrants to purchase 32,500 shares of the Company's common stock for cash totaling $8,125. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

   From January 1, 2008 through the date of this report, 23,500 common warrants issued have expired.






ITEM 8A(T).  CONTROLS AND PROCEDURES

Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that:

- Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

- Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorization of our management and directors; and

- Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of our assets that could have a material effect on the financial statements.


Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations. It is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. It also can be circumvented by collusion or improper management override.

Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process certain safeguards to reduce, thought not eliminate, this risk. Management is responsible for establishing and maintaining adequate internal control over our financial reporting. To avoid segregation of duty due to management accounting size, management had engaged an outside Consulting firm to assist in the financial reporting.

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring
Organizations  of  the  Treadway  Commission,  known  as  COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2007 with the following exceptions:

- As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation; no sufficient testing where conducted and further segregation of duties needs to be put in place. It is our belief that those control procedures are being performed, however documentation of their execution is not available. We are implementing additional documentation procedures in order to address this weakness.

Management has concluded that other than as described above, our internal control over financial reporting was effective as of and for the year ended December 31, 2007.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-KSB does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.



                                   PART III

Item 9.   Directors, Executive Officers, Promoters, and Control Persons;
             Compliance with Section 16(a) of the Exchange Act

(a)(1)(2)(3)   Identification of Directors and Executive Officers.

    Officers and directors of the Company are listed below. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

    Name             Age         Position and Tenure

    Ronald D. Sloan  67          President  and  Chief  Executive Officer since
                                 May 10, 2005, upon the resignation  of Anthony
                                 Ciali.  He was also CEO and President from May
                                 1996  to  March  2003;  Treasurer,  and  Chief
                                 Financial Officer since May 1996; Chairman of the Board since January 2001.

    John Brian Wolfe 56          Secretary and a Director since May, 1996

    James Dacyszyn   76          Director since February, 1999


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

    JAMES DACYSZYN. Mr. Dacyszyn is a Canadian citizen who is semi-retired. He owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. He has no precious metal mining experience, or any professional credentials in the metals mining industry, but he does have extensive experience in Materials Engineering and holds a bachelor's degree in Civil Engineering. From 1954 to 1971, he managed a laboratory, which tested gravels, asphalts, paints and coordinating quality control tests on earthwork. Mr. Dacyszyn also drilled and evaluated more than 500 gravel deposits in the Province of Alberta and has vast knowledge in crushing rock. From 1982 to 1995, he managed several concrete mixing plants and gravel operations, also producing aggregates as owner/operator. His son, a professional engineer, is now managing the companies and Mr. Dacyszyn is retained in a consulting capacity.

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

STOCK OPTION PLANS

    THE CAN-CAL 2003 QUALIFIED INCENTIVE STOCK OPTION PLAN: The 2003 Qualified Incentive Stock Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, which will be used to compensate senior executives and mid-level employees in the future. An option on 500,000 shares had been granted to Mr. Ciali under this plan. These options expired unexercised in 2006. An option on 300,000 shares had been granted to Anthony F. Ciali when he was appointed an officer of the company in March 2003. These options expired unexercised in 2006.

    An option on 500,000 shares has been granted to Mr. Ronald Sloan with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in 2011. An option on 125,000 shares has been granted to Mr. James Dacyszyn with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in June 2008. An option on 125,000 shares has been granted to Mr. John Brian Wolfe with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in June 2008.

    THE CAN-CAL 2003 NON-QUALIFIED STOCK OPTION PLAN FOR SENIOR EXECUTIVES, OUTSIDE DIRECTORS, AND CONSULTANTS: The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. An option on 300,000 shares had been granted to Anthony F. Ciali, a former officer of the Company, when he was appointed an officer of the company in March 2003. These options expired unexercised in 2006. An option on 100,000 shares had been granted to Luis Vega when he signed a consulting agreement with the company in April 2003. Mr. Vega's options expired unexercised in 2006.

    The total number of options issued and outstanding at any time, under both the Qualified and Non-Qualified Stock Option Plans will not exceed 10% of the company's issued and outstanding common stock, calculated on a pro forma basis.

(b) Identification of Certain Significant Employees and Consultants

The following individuals are no longer consultants of the Company as a result of the cessation of the Company's Mexican operations in 2006:

    LUIS VEGA. In 2003, Mr. Vega was retained as Senior Consulting Geologist to the Company. He has over 30 years of international gold exploration experience with senior mining companies, including Utah International, Duval Corporation, and (most recently) Battle Mountain Gold, where he was Vice President -
Manager,   Latin   American   Exploration.   His  exploration  experience   has
encompassed projects in the Western United States, Mexico, and Central and South America, including Bolivia (the Korri Kollo gold mine), Chile, Argentina, and the Dominican Republic, as well as project submittal evaluations for properties in Peru, Ecuador, Brazil, Uruguay and Venezuela. Mr. Vega holds a Bachelor of Science in Geology and a Masters of Science in Economic Geology. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remained as a Director with Can-Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources. As Can-Cal has ceased operations in Mexico as of 2006, Mr. Vega is no longer a consultant or director to the Company's subsidiary.

     TERRY BROWN. In 2004, Mr. Terry Brown was retained as Consulting Geologist
- Mexico. He has over 20 years of international gold mining, exploration and development experience with international mining companies including Glamis Gold, Eldorado Gold, Alamos Minerals and Niugini Mining. In addition to his exploration background in the Western US and Latin America, Mr. Brown has been involved with the start up of six mines, both in the US and Latin America, principally in the capacity of Project / Construction Manager. Mr. Brown has resided in Mexico for over the past twelve years. Mr. Brown holds a Bachelor of Science in Geology. Mr. Brown served as a consultant until 2006 when the Company ceased operations in Mexico.


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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

    Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company's common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2007 through December 31, 2007 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

    The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128

Item 10.  Executive Compensation

    The following table shows selected information about the compensation paid or accrued to or for the account of executive officers in 2007 and 2006 for services, and bonuses rendered in all capacities in those years. Mr. Ronald Sloan has been Chief Executive Officer and President since May 2005. Mr. Anthony Ciali resigned from the Company on May 10, 2005. The company does not have a long-term compensation plan.












                            SUMMARY COMPENSATION TABLE

                                                			Long Term Compensation

                                  Annual Compensation                 Awards           Payouts
(a)            		   (b)     (c)        (d)       (e)       (f)        (g)        (h)      (i)
                                          	        Other
Name                                     	        Annual   Restricted                   All Other
and                                      	        Compen-     Stock              LTIP    Compen-
Principal                                	        sation     Awards   Options/  Payouts  sation
Position      		   Year   Salary      Bonus                         SARs(#)1    ($)    ($)(2)
---------		   ----	  ------      -----	------	 ---------- --------  ------- --------
Ronald D. SloanTreasurer (CEO
until April 25, 2003
President & later CEO
As of May 10, 2005)         2007  $120,000**  $ -0-      $-0-	   -0-          -0-    $-0-    $  -0-
              		    2006  $105,000**  $ -0-      $-0-      -0-       500,000   $-0-    $  -0-
              		    2005  $60,000**   $ -0-      $-0-      -0-          -0-    $-0-    $  -0-

Anthony F. Ciali	    2007  $0	      $ -0-	 $-0-	   -0-		       $-0-    $ 42,000
			    2006  $0          $ -0- 	 $-0-      -0-                 $-0-    $  -0-
(former CEO   		    2005  $51,668*    $ -0- 	 $-0-      -0-                 $-0-    $  -0-
 and President)


   * On April 30, 2007, the Company issued 50,000 shares of restricted common stock as part of a settlement agreement with Mr. Ciali for compensation of accrued salaries. The shares were valued at a total of $22,000. The Company has also recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Mr. Ciali was also paid out $3,500 per month from January through December 2007.

   ** Accrued (not paid) at the rate of $5,000 per month until April 2006 From April 2006 to present accrued at the rate of $10,000 per month. Mr. Sloan also converted half of his accrued salary in July 2006 in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted him a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of 2 years. See "Certain Relationships and Related Transactions." During 2006, Mr. Sloan was paid $36,640 to lower his accrued salary.

     ***Accrued (not paid) at not less than 15% of Mr. Ciali's annualized compensation on the fiscal year-end monthly fee in effect. The 2003 accrual was converted to equity in 2004. See "Certain Relationships and Related Transactions" and "Employment Agreement" below.



                  Option Grants to Executive Officers in 2007

                                  Percent
                    Number of     of All Options
                    Shares Under- Granted to
                    Lying Options Executive Officers
                    Grant Date                         Exercise     Expiration
Name                Granted       in 2000      Price	Date      Pres. Value

Ronald D. Sloan      -0-           -0-          -0-      N/A          N/A
John Brian Wolfe     -0-           -0-          -0-      N/A          N/A
James Dacyszyn       -0-           -0-     	-0-      N/A	      N/A






Item 11.  Security Ownership of Certain Beneficial Owners and Management and
Related                             Stockholder Matters

    The following table sets forth certain information about beneficial ownership of our common stock as of March 28, 2008 by each officer and director, by any person or group who is known by us to own more than 5% of our common stock, and by the officers and directors as a group. The ownership information for officers and directors is based on the Forms 3 and 4 they have filed with the Securities and Exchange Commission pursuant to section 16(a) of the Securities Exchange Act of 1934. Based on the Forms 3 and 4, the beneficial owners have sole voting and dispositive power with respect to their shares, except as otherwise noted.

    The number of shares shown as owned by the individual includes shares issuable on exercise of any options and warrants he holds. The percentage for each person has been determined by dividing (x) the shares owned by the individual plus the shares the person has the right to acquire on exercise of options and warrants by (y) the shares outstanding at March 31, 2007, plus for each person with options and warrants, the number of shares the person has the right to acquire on exercise thereof. The shares shown as owned by officers and directors as a group includes shares issuable on exercise of the options and warrants, and the percentage of shares shown as owned by that group has been determined as if all of those options and warrants had been exercised.


                    Name and Address         Amount and Nature


Title of Class      of Beneficial Owner     of Beneficial Owner Percent of Class

Common stock        Ronald D.  Sloan*          2,260,785(1)          9.2%
                    4312-212 Street
                    Langley, B.C., Canada

Common Stock        John Brian Wolfe*          1,018,211(2)          4.1%
                    3157 Silver Throne Drive
                    Coquitlam, B.C., Canada

Common Stock        James Dacyszyn*            1,018,050 (3)         4.1%
                    #64, 9703-41 Avenue
                    Edmonton, A.B., Canada


Common Stock        All Officers and Directors 4,297,046             17.4%
                    as a group

*  Director

(1)Includes 500,000 shares  underlying options. Does not include 970,354 shares
underlying warrants        which have expired.
(2)Includes 53,890 shares underlying warrants and 125,000 shares underlying options.
(3)697,550 shares (including 113,775 shares covered by warrants) are owned directly by Mr. Dacyszyn and 195,500 shares are owned by a family company. Mr. Dacyszyn exercises investment and dispositive powers over 60,000 shares (31%) of those owned by the family company. The balance of shares in the family company is controlled by an adult son, who manages the family company and has a 25% pecuniary interest in these shares. Also includes 125,000 shares underlying options.



   Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2007:



Plan category     Number of securities to be issued         Weighted average exercise     	Number of securities remaining available
		  upon exercise of outstanding options	    price of outstanding options	for future issuance under equity compensation
												plans (excluding securities reflected in column (a))


		  (a)                                        (b)   				(c)



Equity compensation
plans approved by
security holders	900,000					$0.20					  600,000
(shares reserved)

2003 Qualified ISOP											1,500,000
(1,500,000 shares)

Equity compensation
plans not approved
by security holders     --------                              --------                                  ---------

None

Total                   900,000                                 $0.20                                   2,100,000

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


    GRANT OF OPTIONS TO DIRECTORS

    The Company did not grant options to directors in 2007.

Item 13.Exhibits and Reports on Form 8-K.
(a)   Exhibits

Exhibit No. Title of Exhibit

31          Certification under Rule 13a-14(a) Ronald D. Sloan............*

32          Certification under Rule 13a-14(b) Ronald D. Sloan...........*

99          Summary  of  Significant  Details Regarding Pigsah, Wikeiup, Cerbat
	    and the Owl Canyon Properties  in  Response  to   the SEC's Comment
Letter of February 11, 2008

(b)  Reports on Form 8-K.

 During the fourth quarter of the fiscal year ended December 31, 2007, the Company did not file any report on Form 8-K (item 5 event).

 ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

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

(7) De Joya Griffith & Company, LLC was retained as the new auditing firm by the Board of Directors as of July 15, 2005, and has provided auditing services since that time. De Joya Griffith & Company, LLC billed us as follows for the years ended December 31, 2007 and 2006:

Year Ended               December 31, 2007       December 31, 2006

      Audit Fees (a)         $  23,000                $    18,230

      Audit Related Fees (b) $     -0-                $       -0-

      Tax Fees (c)           $   1,000                $     1,000

      All Other Fees (d):    $     -0-                $       -0-

      (a)Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

      (b)For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2007, and 2006, respectively.

      (c)For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2007 and 2006, respectively.

      (d)For services in respect of any and all other reports as required by the SEC and other governing agencies.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                           CAN-CAL RESOURCES, Ltd.
                                           (Registrant)


Date: April 15, 2008                 By:   /s/  Ronald D. Sloan
					   --------------------
                                           Ronald D. Sloan, President and
                                           Chief Executive Officer


   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




Date: April 15, 2008                 By:   /s/  John Brian Wolfe
					   ----------------------
                                           John Brian Wolfe, Director


Date: April 15, 2008                 By:   /s/  James Dacyszyn
					   --------------------
                                           James Dacyszyn, Director


Date: April 15, 2008                 By    /s/  Ronald D. Sloan
					   --------------------
                                           Ronald D. Sloan, Director