Form 10-Q
period 2008-03-31
CAN CAL RESOURCES LTD
filed 2008-05-20
CIK 1083848

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q

  [X] Quarterly  Report  pursuant  to  Section  13  or  15(d) of the Securities
      Exchange Act of 1934
      For the fiscal quarter ended March 31, 2008

  [ ] Transition  Report under Section 13 or 15(d) of the  Securities  Exchange
      Act of 1934.
      For the transition period from _____ to _____.

      Commission File No. 0-26669

                            Can-Cal Resources Ltd.
			    ---------------------
                (Name of Small Business Issuer in its charter)

               Nevada                                   88-0336988
	       ------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

                  2500 Vista Mar Drive, Las Vegas, NV  89128
		  ------------------------------------------
                   (Address of principal executive offices)

                                (702)  243-1849
			        ---------------
                          (Issuer's telephone number)

                                      N/A
			 	      ---
(Former name, former  address  and  former  fiscal  year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes [X] No [ ] APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

                Class                           Outstanding on May 19, 2008
	-------------------		        ---------------------------
    Common Stock, Par Value $.001.            		 24,587,753




Transitional Small Business  Disclosure  Format (Check one): Yes [ ]  No  [X]




                            CAN CAL RESOURCES, INC.
                 MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q
                               TABLE OF CONTENTS


                                                                       PAGE NO.

PART I.     FINANCIAL INFORMATION...........................................3

ITEM 1.     FINANCIAL STATEMENTS............................................3

            Balance Sheets..................................................3

            Statements of Operations........................................4

            Statements of Cash Flows........................................5

            Notes to Financial Statements...................................6

ITEM 2.     Management's Discussion and Analysis of
            Financial Condition.............................................7

ITEM 3.     Quantitative and Qualitative Disclosures about Market Risk......8

ITEM 4.     Controls and Procedures.........................................8


PART II.    OTHER INFORMATION...............................................9

ITEM 1.     Legal Proceedings...............................................9

ITEM 2.     Changes in Securities...........................................9

ITEM 3.     Defaults upon Senior Securities.................................9

ITEM 4.     Submission of Matters to a Vote of Security Holders.............9

ITEM 5.     Other information...............................................9

ITEM 6.     Exhibits and Reports on Form 8-K...............................10

            Signatures
            Certifications



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

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS



					CAN-CAL RESOURCES LTD
 				       CONDENSED BALANCE SHEET


ASSETS

                                                             March 31,                    December 31,
                                                               2008	                      2007
                                                            (Unaudited)                   (Audited)
Current assets						  -------------		        -------------
 Cash                                                     $      21,260                 $     105,987
 Other current assets                                             1,995                             -
							  -------------		        -------------
  Total current assets                 				 23,255                       105.987
Fixed assets, net                                                64,951                        67,948

Other assets, net                                               446,915                       445,667
							  -------------		        -------------
Total assets                                              $     535,121                 $     619,602
							  =============                 =============
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable                                        $      19,303		        $      28,399
  Accrued interest                                              324,830                       311,320
  Accrued officer salary                                        130,149       		      110,652
  Accrued payroll taxes                                           1,640      	               21,853
  Notes payable, related                                        382,550      		      360,550
  parties
  Unearned revenues                                               3,750         	        9,375
							  -------------		        -------------
     Total current liabilities            			862,222                       842,149
							  -------------		        -------------
     Total liabilities                   			862,222                       842,149
							  -------------		        -------------
Stockholders'
deficit
  Preferred stock; $0.001 par
  value; 10,000,000 shares
    authorized, no shares issued            			      -                             -
    and outstanding
  Common stock; $0.001 par
  value; 100,000,000 shares
    authorized, 24,587,753 shares        			 24,588                        24,555
    issued and outstanding
  Additional paid-in capital                                  7,831,503                     7,823,411
  Accumulated deficit
                                                             (8,183,192)                   (8,070,513)
							  -------------		        -------------
      Total stockholders' deficit       		       (327,101)                     (222,547)
							  -------------		        -------------
Total liabilities                                         $     535,121                 $     619,602
and stockholders'					  =============                 =============
deficit

			See Accompanying Notes to Financial Statements



				CAN-CAL RESOURCES LTD
 			  CONDENSED STATEMENTS OF OPERATIONS
				   (UNAUDITED)



                                                                        For the Three Months Ended
                                                                                 March 31,
                                                                            2008          2007
								     --------------  --------------

Material sales                                                       $            -  $            -
								     --------------  --------------
Cost of sales                                                                     -               -

  Gross profit                                                                    -               -
								     --------------  --------------
Expenses
  Exploration costs                                                          17,914          47,308
  Depreciation                                                                2,997        2   ,205
  General and administrative                                                 56,995          48,494
  General and administrative, related                                        30,992          31,166
  party								     --------------  --------------
    Total operating                                                         108,898         129,173
    expenses							     --------------  --------------

Loss from operations                                                       (108,898)       (129,173)
								     --------------  --------------
Other income (expense)
  Interest income                                                                98           3,454
  Rental revenue                                                              9,925           5,625
  Interest expense                                                          (13,804)        (14,580)
								     --------------  --------------
    Total other income                                                       (3,781)         (5,501)
    (expense)							     --------------  --------------

Loss before provision for income taxes                                     (112,679)       (134,674)

Provision for income taxes                                                        -               -
								     --------------  --------------
Net loss                                                             $     (112,679) $     (134,674)
								     ==============  ==============
Basic loss per common share                                          $        (0.00) $        (0.01)
								     ==============  ==============
Basic weighted average common shares				         24,581,984      23,683,895
outstanding                                                          ==============  ==============



				See Accompanying Notes to Financial Statements



				     CAN-CAL RESOURCES LTD
 				CONDENSED STATEMENTS OF CASH FLOWS
					   (UNAUDITED)


                                                                    For the Three Months Ended
                                                                             March 31,
                                                                      2008               2007
								  ------------       ------------
Cash flows from operating
activities:
  Net loss                                                        $   (112,679)      $   (134,674)

  Adjustments to reconcile net loss to net
   cash used by operating activities:
  Depreciation and amortization                                          2,997              2,205
  Decrease (increase) in assets:
      Accounts receivable              					     -              3,649
      Other current assets      					(1,995)                 -
      Other assets              					(1,248)               (34)
  Increase (decrease) in liabilities:
      Accounts payable          					(9,096)            (8,627)
      Accrued interest           					13,510             13,792
      Accrued officer            					19,497             (5,206)
      salary
      Accrued payroll taxes    					       (20,213)              (186)
      Unearned revenues         					(5,625)            (5,625)
      Net cash used by						  ------------       ------------
      operating activities    					      (114,852)          (134,706)
								  ------------       ------------
Cash flows from investing activities:
  Purchase of fixed assets                                                   -            (20,000)
								  ------------       ------------
      Net cash used in investing activities                                  -            (20,000)
								  ------------       ------------
Cash flows from financing activities:
  Proceeds from notes payable, related parties                          22,000                  -
  Principal payments on notes payable, related parties                       -             (3,976)
  Proceeds from issuance of common stock                                 8,125             60,900
  Proceeds from the exercise of warrants                                     -            151,843
								  ------------       ------------
      Net cash provided by financing activities                         30,125            208,767
        							  ------------       ------------

Net increase (decrease) in cash                                        (84,727)            54,061
  Cash, beginning of period                                            105,987            419,700
								  ------------       ------------
  Cash, end of period                                             $     21,260       $    473,761
Supplemental disclosure of cash flow information:		  ============       ============
  Cash paid for income taxes                                      $          -       $          -
								  ============	     ============
  Cash paid for interest                                          $          -       $          -
								  ============       ============

			See Accompanying Notes to Financial Statements

ITEM 2.           NOTES TO FINANCIAL STATEMENTS

 			    CAN-CAL RESOURCES LTD
                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                  (UNAUDITED)




1.   BASIS OF PRESENTATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of Can-Cal Resources Ltd ("the Company").

   The interim condensed financial statements present the balance sheet, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

   The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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


2. GOING CONCERN

   The Company incurred a net loss of $112,679 for the three months ending March 31, 2008. Also, the Company's current liabilities exceed its current assets by $838,967 as of March 31, 2008. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

   The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. NOTES PAYABLE, RELATED PARTIES

   Notes payable consisted of the following as of March 31, 2008:

     Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments,
     matured November 2005 (currently in default)     				$   300,000

     Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured February 2008 (currently in default)
     										     25,114

     Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured January 2008 (currently in default)
     										     35,436

     Unsecured promissory note payable to a stockholder, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum,
     maturing March 10, 2009                               			     22,000
                                                                 		-----------
     Current portion (amounts due within one year)    				$   382,550
     										===========

   The Company is in default of its semi-annual interest payments in the total amount of $304,000 from 2002 through the present on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest. Interest expense was $13,804 and $14,580 for the three months ending March 31, 2008 and 2007, respectively.

   The Company is also in default on two notes payable to a stockholder, which matured in January 2008 and February 2008, respectively. The principal amount of each note is $25,114 and $35,436, with accrued interest of $1,362 and $1,922 respectively. Each note bears interest at 8.0% per annum and is secured by real property. The Company is currently negotiating forbearance on collection of the principal and interest of each note.


4.   CHANGES IN SECURITIES

  During the three months ending March 31, 2008, the Company sold 32,500 restricted shares of common stock along with warrants to purchase an additional 32,500 shares of the Company's common stock to various accredited Canadian and US citizens for total proceeds of $8,125. The warrants were fully vested, are exercisable at $0.35 per share, and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

  Previously issued warrants to purchase 23,500 shares of the Company's common stock expired during the three months ending, March 31, 2008.


5.   COMMITMENTS AND CONTINGENCIES

   Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

6.   SUBSEQUENT EVENTS

   On May 7, 2008 the Company's CEO loaned $20,000 to the Company. The unsecured promissory note bears interest at 8% and matures on May 7, 2009.

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

    At May 19, 2008, we had approximately $30,209 cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.


(B)   RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 AND 2007.

      The following table summarizes selected items from the statement of operations for the three months ended March 31, 2008 compared to March 31, 2007.

EXPENSES:

                                                         Three Months Ended
                                                             March  31,
							 ------------------
                                                     2008       2007     Increase / (Decrease)
                                                    Amount     Amount        $          %
						  ---------- ----------  --------- ----------
Expenses:
  Exploration costs                               $   17,914 $   47,308  $ (29,394)   (62%)
  Depreciation                                         2,997      2,205        792     36%
  General & administrative expenses                   56,995     48,494      8,501     18%
  General & administrative expenses, related party    30,992     31,166       (174)    (1%)
						  ---------- ----------
   Total operating expenses                          108,898    129,173    (20,275)   (16%)
 						  ---------- ----------
Loss from operations                                (108,898)  (129,173)   (20,275)   (16%)

Other income (expense):
  Interest income                                         98      3,454     (3,356)   (97%)
  Rental revenue                                       9,925      5,625      4,300     76%
  Interest expense                                   (13,804)   (14,580)      (776)    (5%)
						  ---------- ----------
   Total other income (expense)                       (3,781)    (5,501)    (1,720)   (31%)
						  ---------- ----------
Net loss                                          $ (112,679) $(134,674) $ (21,995)   (16%)
						  ========== ==========


EXPLORATION COSTS

      Exploration costs for the three months ended March 31, 2008 decreased by $29,394 or 62% from $47,308 for the three months ended March 31, 2007 to $17,914 for the three months ended March 31, 2008. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations.

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

DEPRECIATION

     Depreciation for the three months ended March 31, 2008 increased by $792 or 36% from $2,205 for the three months ended March 31, 2008 to $2,997 for the three months ended March 31, 2008. The increase is principally due to additional depreciation on equipment that was purchased after March 31, 2007.

GENERAL AND ADMINISTRATIVE EXPENSES

     General and administrative expenses for the three months ended March 31, 2008 increased by $8,501 or 18% from $48,494 for the three months ended March 31, 2007 to $56,995 for the three months ended March 31, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs and payroll taxes associated with moving some of the administrative functions in house.

GENERAL AND ADMINISTRATIVE EXPENSES, RELATED PARTY

     General and administrative expenses, related party for the three months ended March 31, 2008 decreased by $174 or 1% from $31,166 for the three months ended March 31, 2007 to $30,992 for the three months ended March 31, 2008.

TOTAL OPERATING EXPENSES

      Total operating expenses for the three months ended March 31, 2008 decreased by $20,275 or 16% from $129,173 for the three months ended March 31, 2007 to $108,898 for the three months ended March 31, 2008. The decrease in total operating expenses was mainly a result of management's efforts to scale back exploration costs until the Company has the resources to effectively explore the claims that have been obtained.

OTHER INCOME (EXPENSE)

      Interest income for the three months ended March 31, 2008 decreased by $3,356 or 97% from $3,454 for the three months ended March 31, 2007 to $98 for the three months ended March 31, 2008. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the three months ended March 31, 2008 compared to the same period in 2007.

      Rental revenue for the three months ended March 31, 2008 increased by $4,300 or 76% from $5,625 for the three months ended March 31, 2007 to $9,925 for the three months ended March 31, 2008. Rental revenue relates to income derived from the rental of the Company's land for the purposes of filming movies or photo shoots. More photo shoots were performed during the three months ended March 31, 2008 compared to the same period in 2007.

      Interest expense for the three months ended March 31, 2008 decreased by $776 or 5% from $14,580 for the three months ended March 31, 2007 compared to $13,804 for the three months ended March 31, 2008.

NET LOSS

      Our net loss was $112,679 for the three months ended March 31, 2008 compared to a net loss of $134,674 for the three months ended March 31, 2007. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.


(D)   LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

      The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 compared to December 31, 2007.


                      	      March 31,	 December 31,  INCREASE / (DECREASE)
				2008        2007           $           %
			     ----------  ---------     ---------  ----------


Current Assets               $   23,255  $ 105,987     $ (82,732)     (78%)
			     ==========  =========
Current Liabilities          $  862,222  $ 842,149     $  20,073      .02%
			     ==========  =========
Working Capital (deficit)    $ (836,967) $(736,162)    $ 100,805       14%
			     ==========  =========


Internal and External Sources of Liquidity

      During the three months ended March 31, 2008 and 2007, our operating and investing activities used cash of $114,852 and $154,706, respectively, while our financing activities provided cash of $30,125 and $208,767, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

      As of May 19, 2008, our cash balance was $30,209. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate our current cash reserves will be sufficient to support operations through June 30, 2008, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. There can be no assurance that we will raise capital through any of these means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.


ITEM 4T.    CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, the certifying officer of the Company has evaluated the effectiveness of the company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our principal financial officer. Based on this evaluation, these officers have concluded that the design and operation of our disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting
      There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


ITEM 2.  CHANGES IN SECURITIES.

      During the three months ended March 31, 2008, and prior to February 7, 2008, the Company sold 32,500 shares of restricted common stock and 32,500 warrants to purchase 32,500 shares of common stock to an accredited Canadian investor and one United States investor for a total of $8,125.00. The warrants are exercisable at a price of $0.35 per share and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

      Previously issued warrants to purchase 23,500 shares of the Company's common stock expired during the three months ending March 31, 2008.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

      The Company is in default on a note payable for $300,000 and its semi-annual interest payments of $280,000 for the years ended 2002 - 2007, and the three months ended March 31, 2008. The Company is currently negotiating forbearance on collection of the principal and interest.

      The Company is also in default on two notes payable to a stockholder, which matured in January 2008 and February 2008, respectively. The principal amount of each note is $25,114 and $35,436, with accrued interest of $1,362 and $1,922 respectively. Each note bears interest at 8.0% per annum and is secured by real property. The Company is currently negotiating forbearance on collection of the principal and interest of each note.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


None.


ITEM 5. OTHER INFORMATION

  N/A

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

31.1     Certification under Rule 13a-14(a)

32.1     Certification under Rule 13a-14(b)

                                  SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       CAN-CAL RESOURCES LTD.
                                       (REGISTRANT)



Date:  May 20, 2008                    By:   /s/  Ronald D. Sloan
					     --------------------
                                             RONALD D. SLOAN,
                                             Chief Executive Officer and
					     President