Form 10-Q
period 2008-06-30
CAN CAL RESOURCES LTD
filed 2008-08-20
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the fiscal quarter ended June 30, 2008

☐ Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from _____ to _____.

Commission File No. 0-26669

Can-Cal Resources Ltd.
(Name of Small Business Issuer in its charter)

Nevada	88-0336988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Vista Mar Drive, Las Vegas, NV 89128
(Address of principal executive offices)

(702) 243-1849
(Issuer's telephone number)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding on August 14, 2008
Common Stock, Par Value $.001.	24,587,753

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CAN CAL RESOURCES, INC.

JUNE 30, 2008 QUARTERLY REPORT ON FORM 10-Q

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

PART I. FINANCIAL INFORMATION

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$72,827	$105,987
Other current assets	5,100	-
Total current assets	77,927	105,987

Property, equipment and mineral interests (net of accumulated
depreciation of $131,890 and $125,894)	505,725	511,720

Other assets, net	1,895	1,895

Total assets	$585,547	$619,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$23,868	$28,399
Accrued interest	339,391	311,320
Accrued officer salary	160,149	110,652
Accrued payroll taxes	458	21,853
Notes payable, related parties	395,630	360,550
Notes payable	83,500	-
Unearned revenues	47,061	9,375
Total current liabilities	1,050,057	842,149

Total liabilities	1,050,057	842,149

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares authorized,
24,587,753 and 24,555,253 shares issued and outstanding, respectively	24,588	24,555
Additional paid-in capital	7,831,503	7,823,411
Accumulated deficit	(8,320,601)	(8,070,513)
Total stockholders' deficit	(464,510)	(222,547)

Total liabilities and stockholders' deficit	$585,547	$619,602

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		March 22, 1995 (Inception) to June 30,
	2008	2007	2008	2007	2008
Material sales	$-	$-	$-	$-	$245,500

Cost of sales	-	-	-	-	263,400

Gross profit	-	-	-	-	(17,900)

Operating expenses
Exploration costs	20,991	55,635	38,905	102,943	407,432
Depreciation	2,998	3,816	5,995	6,021	226,320
General and administrative	85,645	58,251	142,640	106,745	5,899,666
Officer compensation	29,008	32,886	60,000	64,052	671,176
Total operating expenses	138,642	150,588	247,540	279,761	7,204,594

Loss from operations	(138,642)	(150,588)	(247,540)	(279,761)	(7,222,494)

Other income (expense)
Other income from legal judgement	-	-	-	-	47,200
Interest income	4	3,505	102	6,959	52,890
Rental revenue	16,689	5,625	26,614	11,250	258,614
Gain (loss) on sale of fixed assets	-	3,701	-	3,701	26,801
Interest expense	(15,460)	(14,307)	(29,264)	(28,887)	(1,010,012)
Total other income (expense)	1,233	(1,476)	(2,548)	(6,977)	(624,507)

Loss before provision for income taxes	(137,409)	(152,064)	(250,088)	(286,738)	(7,847,001)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(137,409)	(152,064)	(250,088)	$(286,738)	(7,847,001)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	-	-	(590,000)

Net loss	$(137,409)	$(152,064)	$(250,088)	$(286,738)	$(8,320,601)

Basic loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Basic weighted average common shares outstanding	24,587,753	24,157,828	24,584,884	23,922,171

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	(Deficit)	(Deficit)

Balance December 31, 2005	18,972,071	$19,000	$5,813,500	$(6,844,600)	$(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	-	644,500

Common warrants issued for cash	174,000	200	43,300	-	43,500

Common shares issued for services	19,500	-	5,000	-	5,000

Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	80,600	-	81,000

Common shares issued in satisfaction of notes payable-related parties	56,821	100	11,800	-	11,900

Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	41,700	-	41,900

Common shares issued for asset acquisition	1,000,000	1,000	399,000	-	400,000

Option granted to officers and directors	-	-	123,500	-	123,500

Warrants granted for services	-	-	2,200	-	2,200

Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	65,400	-	65,400

Warrants granted in satisfaction of notes payable-related parties	-	-	9,600	-	9,600

Warrants granted in satisfaction of convertible debenture	-	-	40,000	-	40,000

Net (loss)				(621,000)	(621,000)

Balance December 31, 2006	23,263,086	23,300	7,277,700	(7,465,600)	(164,600)

Common shares issued for cash	492,795	482	188,708	-	189,190

Common warrants issued for cash	745,372	719	185,624	-	186,343

Common shares issued for services	4,000	4	2,010	-	2,014

Common shares issued in satisfaction of accounts payable and accrued liabilities	50,000	50	21,950	-	22,000

Debt forgiveness, related party	-	-	147,419	-	147,419

Net (loss)				(604,913)	(604,913)

Balance December 31, 2007	24,555,253	24,555	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	8,092	-	8,125

Net (loss)				(112,679)	(112,679)

Balance, March 31, 2008	24,587,753	24,588	7,831,503	(8,183,192)	(327,101)

Net (loss)				(137,409)	(137,409)

Balance, June 30, 2008	24,587,753	$24,588	$7,831,503	$(8,320,601)	$(464,510)

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		March 22, 1995 (Inception) to June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(250,088)	$(286,738)	$(8,320,601)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	5,995	6,021	243,320
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	-	(3,701)	(6,501)
Stock based compensation	-	24,000	532,814
Stock issued for financing and interest	-	-	523,200
Beneficial conversion feature on convertible debts	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Decrease (increase) in assets:
Accounts receivable	-	3,600	-
Other current assets	(5,100)	-	(95,800)
Other assets	-	(34)	(1,895)
Increase (decrease) in liabilities:
Accounts payable	(4,531)	(11,570)	23,868
Accrued interest	28,071	24,231	339,391
Accrued officer salary	49,497	(51,256)	160,149
Accrued payroll taxes	(21,395)	-	458
Unearned revenues	37,686	11,225	47,061
Net cash used by operating activities	(159,865)	(284,222)	(5,665,836)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	(51,788)	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	7,000	26,100
Net cash used in investing activities	-	(44,788)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	83,500	-	773,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	40,000	-	727,800
Principal payments on notes payable, related parties	(4,920)	(23,116)	(332,170)
Proceeds from issuance of common stock	8,125	292,145	6,766,377
Net cash provided by financing activities	126,705	269,029	7,245,507

Net increase (decrease) in cash	(33,160)	(59,981)	72,827
Cash, beginning of period	105,987	419,700	-

Cash, end of period	$72,827	$359,719	$72,827

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-

See Accompanying Notes to Financial Statements

WEIGHTED AVERAGE - BASIC
2007					2008
			Days					Days
	Mth	Shares	I/O			Mth	Shares	I/O

	Jan	23,263,083	3	69,789,249		Jan	24,555,253	15	368,328,795
	Jan	23,312,955	23	536,197,965		Jan	24,575,253	3	73,725,759
	Jan	23,372,955	4	93,491,820		Jan	24,587,753	13	319,640,789
	Jan	23,387,241	1	23,387,241		Feb	24,587,753	29	713,044,837
	Feb	23,439,241	1	23,439,241		Mar	24,587,753	31	762,220,343
	Feb	23,467,813	3	70,403,439		Apr	24,587,753	31	762,220,343
	Feb	23,797,813	1	23,797,813		May	24,587,753	31	762,220,343
	Feb	23,807,813	3	71,423,439		Jun	24,587,753	30	737,632,590
	Feb	23,827,813	5	119,139,065			0	0	0
	Feb	23,927,813	2	47,855,626			0	0	0
	Feb	23,995,313	4	95,981,252			0	0	0
	Feb	24,000,313	2	48,000,626			0	0	0
	Feb	24,008,313	1	24,008,313			0	0	0
	Feb	24,010,313	3	72,030,939			0	0	0
	Feb	24,010,313	3	72,030,939			0	0	0
	Mar	24,010,313	11	264,113,443			0	0	0	Q1
	Mar	24,010,313	20	480,206,260			0	0	0	91	2,236,960,523.00
	Apr	24,010,313	6	144,061,878			0	0	0		24,581,983.77
	Apr	24,115,313	5	120,576,565			0	0	0
	Apr	24,126,013	6	144,756,078			0	0	0
	Apr	24,188,013	13	314,444,169			0	0	0
	May	24,223,713	14	339,131,982			0	0	0
	May	24,240,594	7	169,684,158			0	0	0
	May	24,247,594	2	48,495,188			0	0	0
	May	24,257,594	1	24,257,594			0	0	0
	May	24,258,594	7	169,810,158			0	0	0
	June	24,258,594	6	145,551,564			0	0	0
	June	24,262,592	7	169,838,144			0	0	0
	June	24,267,592	12	291,211,104			0	0	0
	June	24,271,592	4	97,086,368			0	0	0	Q2
	June	24,275,592	1	24,275,592			0	0	0	92	2,262,073,276.00
	July	24,279,592	3	72,838,776			0	0	0		24,587,753.00
	July	24,290,592	8	194,324,736			0	0	0
	July	24,293,592	2	48,587,184			0	0	0
	July	24,315,538	14	340,417,532			0	0	0
	July	24,317,538	4	97,270,152			0	0	0
	Aug	24,350,538	31	754,866,678			0	0	0
	Sept	24,355,538	15	365,333,070			0	0	0	Q3
	Sept	24,360,538	15	365,408,070			0	0	0	-	-
	Oct	24,362,538	31	755,238,678			0	0	0		#DIV/0!
	Nov	24,528,250	30	735,847,500			0	0	0	Q4
	Dec	24,538,250	6	147,229,500			0	0	0	-	-
	Dec	24,555,253	25	613,881,325			0	0	0		#DIV/0!

		1,035,201,191	365	8,829,720,413			196,657,024	183	4,499,033,799
W/A				24,191,015	W/A				24,584,884

2008
		Shares	Cost	Investment	Date
Neil Waite	Bought	20,000.25		5,000.00	01/15/08
Derek Milani	Bought	12,500.25		3,125.00	01/18/08

Can-Cal Resources, Ltd.
CASH FLOW
6/30/2008

	6/30/2008	12/31/2007	Difference	Operating	Investing	Financing	Non-Cash	Total	Diff.	Explanation
Cash	72,827	105,987	33,160					-	33,160
Other current assets	5,100	-	(5,100)	(5,100)				(5,100)	-
Property and equipment, net	61,953	67,948	5,995	5,995	-			5,995	-	Depreciation (operating)
Gain on disposal of FA
Other assets	445,667	445,667	-	-				-	-

Unearned revenues	(47,061)	(9,375)	37,686	37,686				37,686	-
Accounts payable	(23,868)	(28,399)	(4,531)	(4,531)				(4,531)	-
Accrued interest	(339,391)	(311,320)	28,071	28,071				28,071	-
Accrued officers' salary	(160,149)	(110,652)	49,497	49,497				49,497	-
Accrued payroll taxes	(458)	(21,853)	(21,395)	(21,395)				(21,395)	-

Notes payable, related party	(395,630)	(360,550)	35,080			35,080	-	35,080	-
Notes payable	(83,500)	-	83,500			83,500	-	83,500	-

Retained Earnings	8,320,601	8,070,513	(250,088)	(250,088)				(250,088)	-	Net Loss
Other Equity Accounts	(7,856,091)	(7,847,966)	8,125	-			-	8,125	-
Shares issued for cash						8,125			-	Stock sales for cash
Shares issued for services									-
Debt forgiveness - related party									-
Rounding to balance equity accounts - PY									-
Officer wage accruals - stock

	-	-	-	(159,865)	-	126,705	-	(33,160)	33,160
									-

Financial Statement Presentation	Check sum
Operating activities
Net loss	(250,088)
Adjustments to reconcile net loss from operations
to net cash used in operating activities:
Depreciation and amortization	5,995
Gain on asset disposal	-
Stock issued for services	-
Stock issued for wage accruals - related party	-
Rounding to balance equity accounts - PY	-

Changes in operating assets:
Decrease (increase) in Other current assets	(5,100)
Decrease (increase) in Other assets	-

Changes in operating liabilities:
Increase (decrease) in A/P	(4,531)
Increase (decrease) in accrued interest	28,071
Increase (decrease) in accrued officers' salary	49,497
Increase (decrease) in accrued payroll taxes	(21,395)
Increase (decrease) in unearned revenues	37,686

(159,865)
Investing activities
Purchase of fixed assets	-
-

-
Financing activities
Stock issuances for cash	8,125
Proceeds from (payments on) long term debt, related party	35,080
Proceeds from (payments on) long term debt	83,500

126,705

Net change in cash	(33,160)
Cash - beginning	105,987

Cash - ending	72,827

Check sum	-

8/20/2008
1:55 AM

CAN-CAL RESOURCES LTD
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2007 of Can-Cal Resources Ltd (“the Company”).

The interim condensed financial statements present the balance sheets, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $8,320,601 and used net cash in operations of $5,665,836 for the period from inception (March 22, 1995) through June 30, 2008. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists to sample and assess the mining viability of the Company’s claims.

2.	GOING CONCERN

The Company incurred a net loss of $250,088 for the six months ending June 30, 2008. Also, the Company’s current liabilities exceed its current assets by $972,130 as of June 30, 2008. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	CORRECTION OF ERRORS

The Company has restated its previously issued June 30, 2007 financial statements for matters related to the following previously reported items: a purchase of mineral rights on a mining claim located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company’s common stock was incorrectly valued in the prior year. The Company originally recorded an asset value of $18,500 based on the actual costs to maintain the claim annually, however, in accordance with SFAS 123(R) the purchase of the mineral rights should have been valued based on the fair market value of the underlying shares of common stock exchanged which amounted to $400,000 given the $0.40 closing stock price on the date of purchase. The accompanying financial statements for the six month period ending June 30, 2007 have been restated to reflect the corrections in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”. The following is a summary of the restatements for June 30, 2007:

CAN-CAL RESOURCES LTD
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Increase of previously reported other assets:
- unrecorded value of mineral rights acquired	$381,500

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance	$381,500

The effect on the Company’s previously issued June 30, 2007 financial statements are summarized as follows:

Consolidated Balance Sheet as of June 30, 2007

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$359,719	$-	$359,719
Total current assets	359,719	-	359,719

Fixed assets, net	61,468	-	61,468

Other assets, net	49,134	381,500	430,634

	$470,321	$381,500	$851,821

Current liabilities
Accounts payable	$22,630	$-	$22,630
Accrued interest	286,731	-	286,731
Accrued officer salary	127,010	-	127,010
Accrued payroll taxes	70,089	-	70,089
Notes payable, related parties	358,184	-	358,184
Unearned revenues	20,625	-	20,625
Total current liabilities	885,269	-	885,269

Commitments and contingencies	-	-	-

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	24,276	-	24,276
Additional paid-in capital	7,313,114	381,500	7,694,614
Accumulated deficit	(7,752,338)	-	(7,752,338)
Total stockholders’ deficit	(414,948)	381,500	(33,448)

	$470,321	$381,500	$851,821

Also, in response to comments raised by the staff of the Securities and Exchange Commission (“SEC”) concerning the presentation of the financial statements included in our Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007 and our Quarterly Reports on Form 10-QSB for the quarter ended March 31, 2008, coupled with our own internal investigation, and discussions with our independent registered public accounting firm, we concluded on August 15, 2008 that the audited condensed financial statements included in our Annual Report for the year ended December 31, 2007 and the unaudited condensed financial statements included in our Quarterly Report on Form 10-QSB for the three months ended March 31, 2008, (collectively referred to herein as the “Financial Statements”), require restatement to correct the reporting of of mining transactions to be consistent with SEC Industry Guide 7, Description of Property by Issuers Engaged or to Be Engaged in Significant Mining Operations.

CAN-CAL RESOURCES LTD
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

Even though the Financial Statements have discussed the Company as and “exploration stage” company the Financial Statements present the Company as a “production stage” company through the omission of inception to date financial disclosures. SEC Industry Guide 7 defines a production stage company as one that has reserves that are proven or probable as evidenced by a reserve report. As we have not proven reserves, or began production as evidenced by our lack of significant revenues from our principal activity of mining, we would be considered an “exploration stage” company, rather than a production stage company.

To present the Company as an exploration stage company we will restate the Financial Statements to add a column disclosing “inception to date” amounts to the statements of operations and statements of cash flows. All other information was presented consistent with that of an exploration stage company.

4.	NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of June 30, 2008:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments,
matured November 2005 (currently in default)	$300,000

Note payable to a stockholder, secured by real property, bearing
interest at 8.0% per annum, matured February 2008 (currently in default)	25,114

Note payable to a stockholder, secured by real property, bearing
interest at 8.0% per annum, matured January 2008 (currently in default)	35,436

Unsecured promissory notes payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing May 7, 2009	15,080

Unsecured promissory notes payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing June 6, 2009	20,000

Current portion (amounts due within one year)	$395,630

The Company is in default of its semi-annual interest payments in the total amount of $316,000 from 2002 through the present on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest. Interest expense was $29,264 and $28,887 for the six months ending June 30, 2008 and 2007, respectively.

5.	NOTES PAYABLE

Notes payable consisted of the following as of June 30, 2008:

Unsecured promissory note payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing March 10, 2009	$22,000

Unsecured promissory note payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing April 7, 2009	7,500

Unsecured promissory note payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing March 10, 2009	12,000

Unsecured promissory note payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing June 2, 2009	12,000

Unsecured promissory note payable, bearing interest at 8.0% per annum,
and a default interest rate of 12.0% per annum, maturing June 6, 2009	30,000

Current portion (amounts due within one year)	$83,500

CAN-CAL RESOURCES LTD
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)

6.	CHANGES IN SECURITIES

During the three months ending March 31, 2008, the Company sold 32,500 restricted shares of common stock along with warrants to purchase an additional 32,500 shares of the Company’s common stock to various accredited Canadian and US citizens for total proceeds of $8,125. The warrants were fully vested, are exercisable at $0.35 per share, and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

Previously issued warrants to purchase 431,000 shares of the Company’s common stock expired during the six months ending, June 30, 2008.

7.	COMMITMENTS AND CONTINGENCIES

Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

8.	SUBSEQUENT EVENTS

During July of 2008 the Company received a total of $175,000 from three of the Company’s shareholders. The unsecured promissory notes bear interest at 8% and matures at various dates in June and July of 2009.

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

(b) Results of Operations for the Three Months Ended June 30, 2008 and 2007.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2008 compared to June 30, 2007.

EXPENSES:

	Three Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%

Expenses:
Exploration costs	$20,991	$55,635	$(34,644)	(62%)
Depreciation	2,998	3,816	(818)	(21%)
General & administrative expenses	85,645	58,251	27,394	47%
Officer compensation	29,008	32,886	(3,878)	(12%)
Total operating expenses	138,642	150,588	(11,946)	(8%)

Loss from operations	(138,642)	(150,588)	(11,946)	(8%)

Other income (expense):
Interest income	4	3,505	(3,501)	(100%)
Rental revenue	16,689	5,625	11,064	197%
Loss on sale of equipment	-	3,701	(3,701)	(100%)
Interest expense	(15,460)	(14,307)	(1,153)	(8%)
Total other income (expense)	1,233	(1,476)	2,709	184%

Net loss	$(137,409)	$(152,064)	$(14,655)	(10%)

Exploration costs

Exploration costs for the three months ended June 30, 2008 decreased by $34,644 or 62% from $55,635 for the three months ended June 30, 2007 to $20,991 for the three months ended June 30, 2008. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations.
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

Depreciation

Depreciation for the three months ended June 30, 2008 decreased by $818 or 21% from $3,816 for the three months ended June 30, 2008 to $2,998 for the three months ended June 30, 2008. The decrease is principally due to less equipment on hand to depreciate after the sale of equipment towards the end of the three month period ending June 30, 2007.

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2008 increased by $27,394 or 47% from $58,251 for the three months ended June 30, 2007 to $85,645 for the three months ended June 30, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs and payroll and payroll taxes associated with moving some of the administrative functions in house.

Officer compensation

Officer compensation for the three months ended June 30, 2008 decreased by $3,878 or 12% from $32,886 for the three months ended June 30, 2007 to $29,008 for the three months ended June 30, 2008.

Total operating expenses

Total operating expenses for the three months ended June 30, 2008 decreased by $11,946 or 8% from $150,588 for the three months ended June 30, 2007 to $138,642 for the three months ended June 30, 2008. The decrease in total operating expenses was mainly a result of management’s efforts to scale back exploration costs until the Company has the resources to effectively explore the claims that have been obtained.

Other income (expense)

Interest income for the three months ended June 30, 2008 decreased by $3,501 or 100% from $3,505 for the three months ended June 30, 2007 to $4 for the three months ended June 30, 2008. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the three months ended June 30, 2008 compared to the same period in 2007.

Rental revenue for the three months ended June 30, 2008 increased by $11,064 or 197% from $5,625 for the three months ended June 30, 2007 to $16,689 for the three months ended June 30, 2008. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of filming movies or photo shoots. More photo shoots, including a television commercial, were performed during the three months ended June 30, 2008 compared to the same period in 2007.

Interest expense for the three months ended June 30, 2008 increased by $1,153 or 8% from $14,307 for the three months ended June 30, 2007 compared to $15,460 for the three months ended June 30, 2008.

Net loss

Our net loss was $137,409 for the three months ended June 30, 2008 compared to a net loss of $152,064 for the three months ended June 30, 2007. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(c) Results of Operations for the Six Months Ended June 30, 2008 and 2007.

The following table summarizes selected items from the statement of operations for the six months ended June 30, 2008 compared to June 30, 2007.

EXPENSES:

	Six Months Ended June 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$38,905	$102,943	$(64,038)	(62%)
Depreciation	5,995	6,021	(26)	-%
General & administrative expenses	142,640	106,745	35,895	34%
Officer compensation	60,000	64,052	(4,052)	(6%)
Total operating expenses	247,540	279,761	(32,221)	(12%)

Loss from operations	(247,540)	(279,761)	(32,221)	(12%)

Other income (expense):
Interest income	102	6,959	(6,857)	(99%)
Rental revenue	26,614	11,250	15,364	137%
Loss on sale of equipment	-	3,701	(3,701)	(100%)
Interest expense	(29,264)	(28,887)	377	1%
Total other income (expense)	(2,548)	(6,977)	(4,429)	(63%)

Net loss	$(250,088)	$(286,738)	$(36,650)	(13%)

Exploration costs

Exploration costs for the six months ended June 30, 2008 decreased by $64,038 or 62% from $102,943 for the six months ended June 30, 2007 to $38,905 for the six months ended June 30, 2008. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations.

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

Depreciation

Depreciation for the six months ended June 30, 2008 decreased by $26 or -% from $6,021 for the six months ended June 30, 2008 to $5,995 for the six months ended June 30, 2008. The decrease is principally due to less equipment on hand to depreciate after the sale of equipment towards the end of the three month period ending June 30, 2007.

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2008 increased by $35,895 or 34% from $106,745 for the six months ended June 30, 2007 to $142,640 for the six months ended June 30, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs, payroll, and payroll taxes associated with moving some of the administrative functions in house.

Officer compensation

Officer compensation for the six months ended June 30, 2008 decreased by $4,052 or 6% from $64,052 for the six months ended June 30, 2007 to $60,000 for the six months ended June 30, 2008.

Total operating expenses

Total operating expenses for the six months ended June 30, 2008 decreased by $32,221 or 12% from $279,761 for the six months ended June 30, 2007 to $247,540 for the six months ended June 30, 2008. The decrease in total operating expenses was mainly a result of management’s efforts to scale back exploration costs until the Company has the resources to effectively explore the claims that have been obtained.

Other income (expense)

Interest income for the six months ended June 30, 2008 decreased by $6,857 or 99% from $6,959 for the six months ended June 30, 2007 to $102 for the six months ended June 30, 2008. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the six months ended June 30, 2008 compared to the same period in 2007.

Rental revenue for the six months ended June 30, 2008 increased by $15,364 or 137% from $11,250 for the six months ended June 30, 2007 to $26,614 for the six months ended June 30, 2008. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of filming movies or photo shoots. More photo shoots, as well as, television commercials were performed during the six months ended June 30, 2008 compared to the same period in 2007.

Interest expense for the six months ended June 30, 2008 increased by $377 or 1% from $28,887 for the six months ended June 30, 2007 compared to $29,264 for the six months ended June 30, 2008.

Net loss

Our net loss was $250,088 for the six months ended June 30, 2008 compared to a net loss of $286,738 for the six months ended June 30, 2007. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(d) Liquidity and Capital Resources and Results of Operations

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2008 compared to December 31, 2007.

	June 30, 2008	December 31, 2007	Increase / (Decrease)
			$	%
Current Assets	$77,927	$105,987	$(28,060)	(26%)

Current Liabilities	$1,050,057	$842,149	$207,908	25%

Working Capital (deficit)	$(972,130)	$(831,552)	$140,608	17%

Internal and External Sources of Liquidity

During the six months ended June 30, 2008 and 2007, our operating and investing activities used cash of $159,865 and $284,222, respectively, while our financing activities provided cash of $126,705 and $269,029, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2008, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. There can be no assurance that we will raise capital through any of these means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based of the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

 The Company is not currently a party to litigation. The British Columbia Securities Commission (BCSC) has recently required, and in July 2008 the Company obtained, technical reports prepared by a Qualified Person under National Instrument 43-01 “Standards of Disclosure for Mineral Projects” (“NI 43-101”). As a result of the tests, the Company withdraws its previously announced results in a press release dated August 28, 2006 and in its Company Newsletter of November 21, 2006 for its Wikieup and Pisgah projects, retracting its previous disclosure of mineral reserves, mineral resources, other estimates of tons and grade, and any other economic analyses of each of its mineral properties, including Wikieup and Pisgah.

Additionally, the BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company is cooperating with the requested production.

The BCSC, at the time of the BCSC order requiring the Company’s production of the NI 43-101 report, suspended trading of the Company’s stock in British Columbia until satisfactory completion of the 43-101 reports. The Company believes that has met its obligations under the BCSC order, and anticipates that the BCSC will lift the suspension of the trading of its stock

ITEM 2. CHANGES IN SECURITIES.

The Company neither sold nor issued securities during the quarter ended June 30, 2008.

Previously issued warrants to purchase 23,500 shares of the Company's common stock expired during the three months ending March 31, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a note payable for $300,000 and its semi- annual interest payments of $280,000 for the years ended 2002 - 2007, and the three months ended March 31, 2008. The Company is currently negotiating forbearance on collection of the principal and interest.

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

CAN-CAL RESOURCES LTD. (REGISTRANT)

Date: August 19, 2008	By:	/s/ Ronald D. Sloan
RONALD D. SLOAN, Chief Executive Officer and President