Form 10KSB/A
period 2006-12-31
CAN CAL RESOURCES LTD
filed 2008-09-19
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
OF THE SECURITIES EXCHANGE ACT OF 1934

FORM 10-KSB/A
(Amendment No. 1)

☒	Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended December 31, 2006.

☐	Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____ to ______.

Commission file number 000-26669

Can Cal Resources Ltd.

(Name of Small Business Issuer in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Vista Mar Drive, Las Vegas, NV	89128
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number, (702) 243-1849
Securities registered pursuant to Section 12(b) of the Act:None

Securities registered pursuant to Section 12(g) of the Act:

Common stock, par value $.001

(Title of class)

Preferred stock, par value $.001, non-voting, 5% cumulative

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
See Item 14.

Transitional Small Business Disclosure Format: YES ☐ NO ☒

EXPLANATORY NOTE

     This annual report on Form 10-KSB/A (“Form 10-KSB/A”) for the year ended 2006 is filed to amend the following:

•
Item 1(b) of Part I to augment the Company’s disclosures with regard to the properties under claim and include maps of the properties. Accordingly, pursuant to rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains the complete text of Item 2, as amended, as well as certain currently dated certifications.

•	Item 5 of Part I to correct the inadvertently transposed low and high bid prices for 2006.
•
Balance Sheet within item 7 of Part I, as well as, all related footnotes and references thereto, in order to restate the correction of an error as explained in Note 2 of the Notes to the Financial Statements.

•
Item 8A of Part I to revise the previously stated material weakness disclosed in relation to the Company’s accounting for a non-monetary transaction which was contended by the Company’s auditors in error.

Events have taken place that would have been reflected in the original Form 10-KSB if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to April 9, 2007.

TABLE OF CONTENTS

Page
PART I
Special Note Regarding Forward-Looking Statements	3
Risk Factors	3
Item 1. Description of Business	5
Item 2. Description of Properties	7
Item 3. Legal Proceedings	23
Item 4. Submission of Matters to a Vote of Security Holders	23
PART II
Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities	23
Item 6. Management’s Discussion and Analysis or Plan of Operation	24
Item 7. Financial Statements	26
Item 8. Controls and Procedures	39
PART III
Item 9. Directors, Executive Officers, Promoters, and Control Persons; Compliance with Section 16(a) of the Exchange Act	39
Item 10. Executive Compensation	41
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	42
Item 12. Certain Relationships and Related Transactions	43
Item 13. Principal Accountant Fees and Services	43
Item 14. Exhibits and Reports on Form 8-K	44
Index to Financial Statements	27
SIGNATURES	45

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

–     Bank or other debt financing,

–     Equity financing, or

–     Other means.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

–     The location of economic ore bodies,

–     Development of appropriate metallurgical processes,

–     Receipt of necessary governmental approvals, and

–     Construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

–     The price of gold,

–     Exchange rates,

–
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

All the United States properties are "grass roots" because they are not known to contain reserves of precious metals or other minerals (a reserve is that part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production. In 2005, we sold $11,500 of volcanic cinder materials from the Pisgah, California property to industrial users. As of June 1, 2005, we have discontinued sales of volcanic cinder materials. In 2003, the Company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. ("SMR"), to be our principal operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold- silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as "Arco Project." and "Arco 2 Project". In November 2004, SMR applied to Mexico's Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future. Other subsidiaries may be incorporated in other countries as needed.

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

Executive offices are located at 2500 Vista Mar Drive, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

Item 2. Description of Properties

GENERAL

We own or have interests in four United States properties. They are:

Pisgah, San Bernadino County, California

Owl Canyon, California

Cerbat, Arizona

Wikieup, Arizona

On June 26, 2006, the Company signed a letter of intent with E.R.S. Ltd. ("E.R.S.), an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent is for further testing on material from the Pisgah property.

In early 2006, the Company furnished material from its Pisgah crater to E.R.S. to perform tests and obtain analysis. In June 2006, E.R.S. notified the Company that it desired to perform additional and more comprehensive testing to determine the metal values in the material by conducting an extensive sampling program on the 3,500,000 tons of screened stockpile. E.R.S. will also test additional areas of the property. Before commencing such additional testing, E.R.S. wanted to be assured that if it determined to pursue the extraction of any metals that the Company would enter into a production agreement with E.R.S.

On January 9, 2007, E.R.S. advised the Can-Cal Board of Directors that they have concluded their preliminary testing and assaying (examination by trial tests to determine the mineral contents) of the Company's Pisgah material. The testing, which was performed in Israel, and the assaying, which was performed in Italy, was done on samples (4 tons) taken from Pisgah and Wikieup and shipped to Israel for testing. E.R.S. advised Can-Cal that it was satisfied with the precious metal recovery it had made and believed that metals could be recovered and produced economically and therefore wished to proceed with an agreement in principle.

However, before any agreement in principle could be entered into a number of issues had to be resolved to the Company's satisfaction including review of the extractive processes utilized by ERS and verification of the results, the adequacy of financing, personnel, permitting, timing and related issues.

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

In May and June 2006, Can-Cal acquired an additional 66 20-acre load claims, which grant the Company a right to explore and test the material for the presence of precious and base metals, for the filing cost of $1,200. This increased the Company's property holding to 1900 acres or 2.969 square miles of 95 lode claims.

On August 28, 2006, Can-Cal acquired an additional 1,800 acres form the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increased the Company's property holding on its Wikieup, Arizona property to approximately six square miles. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

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

Upon receipt of the recent surface sample assay results from ALS Chemex (up to Au 1.27 O.P.T , Ag - 32.52 O.P.T and Zn 25.1%) the Company is attempting to follow what may be a trend or vein structure and has subsequently claimed the additional 1,320 acres.

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

PISGAH, CALIFORNIA PROPERTY

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

PISGAH PROPERTY - MINING LEASE

To generate working capital, as of May 1, 1998, we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership ("Twin Mountain," a subsidiary of Rinker Materials, Fort Calhoun, Nebraska). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to extract 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

PISGAH PROPERTY - DEBT TRANSACTIONS

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

PISGAH PROPERTY - LOCATION AND ACCESS

The Pisgah Project is located in San Bernardino County, 72 kilometers (45 miles) east of the city of Barstow, California, and 307 kilometers (192 miles) south-southeast of Las Vegas, Nevada, United States. Barstow lies near the southwest border of California, east of the junction of Interstate 15, Interstate 40 and U.S. Route 66. The Project is centered at Latitude 34o 44' 47” North, Longitude 116o 22' 29” West (See Figures 1, 2 and 3), or UTM (metric) co-ordinates 55700 E/384500 N in Zone 11, datum point NAD 27. It lies within the NW ¼ of Section 32, Township 8 North, Range 6 East from San Bernardino Meridian and has an area of 48.4 hectares (120.2 acres).

Access to the Pisgah Project is by the paved 2-lane paved road. From the junction of Interstate 15 and Interstate 40 just east of Barstow, California travel east along Interstate 40 for 52 kilometers (32.5 miles). Take the Hector Rd. Exit and turn right onto Hector Rd. From here turn left onto Historic Route 66 for 7.4 kilometers (4.6 miles), and then turn right (south) onto the Pisgah Crater road. Follow this road for 3.2 kilometers (2.0 miles) to the Pisgah Crater workings.

Pisgah Project
General Location Map

ARCTIC OCEAN
PACIFIC OCEAN
CANADA
UNITED STATES
ATLANTIC OCEAN
Can-Cal Resources
Pisgah Project
Gulf of Mexico
Caribbean Sea
N
W
E
S
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000

CAN-CAL RESOURCES LTD.		
PISGAH MINING PROJECT GENERAL LOCATION MAP		
Scale: As Shown	Date: May 10/08	Figure 1
Lat. 34° 44' 45"N/Long. 116° 22' 29"W	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.

Pisgah Project
Regional Location Map

Pisgah Project
Township Location Map

TOWNSHIP 8, RANGE 6
N
6
5
4
3
2
1
7
8
9
10
11
12
18
17
16
15
14
13
19
20
21
22
23
24
30
29
28
27
26
25
31
32
33
34
35
36
Hector Road
Pisgah Project Area

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP

Scale: 1:60,000	Date: May 10/08	Figure 3
Lat. 34° 44' 45"N/Long. 116° 22' 29"W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Scale
1.0 km
0
1.0
2.0 km
1.0 km
0.5 miles
0
0.5
1.0 miles

Pisgah Project
Topography Map

OWL CANYON – S & S JOINT VENTURE

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

Holding costs are approximately $160 per year for county and BLM filing fees for each of the eight lode claims, in accordance with filings under provisions of the "Small Miner Waiver". Work must be performed on the property each year to keep title to the claims.

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

GEOLOGY OF OWL CANYON

Mineralization on the property migrates along north/south oriented faulting and at the contact point between metamorphic and dolomite rocks. Metalliferous deposits, or deposits filled with fine metal particles, along these fractures are prevalent near the central area of Owl Canyon. Along the southern side of the property, fault contact areas exhibit localized zone alteration from migrating hydrothermal fluids, or areas altered from hot lava and hydrothermal fluids due to volcanic activity, producing a mineralized vein ranging in width from approximately 18 to 36 inches.

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

LOCATION

The Silurian Hills are located in the Silurian Hills 15-minute quadrangle. The property is located in the northeastern corner of the 7.5 minute series topographic map entitled North of Bank Quadrangle California - San Bernardino County in Section 9, Township 16N, Range 9E. It is centered along the topographic feature known as Owl Canyon.

The area lies within the California Desert Conservation Area administered by the Bureau of Land Management. This agency identified the Silurian Hills as having high mineral potential for silver (1980) which led the County of San Bernardino to zone the area for mining and mineral exploration.

ACCESS

From Interstate 15 at Baker, California, access is via California State Highway 127 for a distance of nine miles north of the service center town of Baker. At the Powerline Road junction turn right and travel on a USGS class 3 road generally under the Power Transmission Line for a further 9 miles. At this point turn to the left and head north to the Silurian Hills until metal gates are reached after 5 miles of slow, track-road, travel. This is the eastern boundary of the Owl Canyon Mineral Property.

TOPOGRAPHY

Relief at the Owl Canyon Mineral Property area ranges from 650 meters to about 775 meters (elevation 2,000 to 3,000 feet above sea level). Locally, topographic relief is on the order of 1,000 feet in less than one half a mile along the Owl Canyon topographic feature.

CERBAT PROPERTY

On March 12, 1998, we signed a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, Mohave County, Arizona. The patented claims cover approximately 120 acres. We paid $10,000 as the initial lease payment and are obligated to pay $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000, less payments already made. In the event of production before purchase, we will pay the lessor a production royalty of 5% of the gross returns received from the sale or other disposition of metals produced. Except for limited testing and evaluation work performed in mid- 2002, no work has been performed on this property since 1999. Access is north 15 miles from Kingman, Arizona on Highway 93, east from the historical market to Mill Ranch, then left three miles to a locked gate.

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

LOCATION AND ACCESS

The Cerbat Group of claims is located in the Hualapai Mining District about 15 miles north from Kingman which is the nearest railroad and supply point. The state highway from Kingman to Boulder Dam and Las Vegas passes within 4 miles of the property and a good County road connects the highway with the mining site. The County road passes through the Rolling Wave and Red Dog claims making transportation available to the lower workings. An old road connects the New Discovery shaft with the Cerbat workings near the crest of the hill. This group of claims is favorably situated for trucking and transportation purposes.

WIKIEUP PROPERTY

The Wikieup Arizona property originally consisted of one unpatented 20- acre lode-mining claim namely the Brown Derby #25 located in Section 36, Township 160N and Range 140W. The Company has recently acquired an additional twenty-eight unpatented 20-acre lode-mining claims consisting of 560 acres. The Company's holdings at the present time are 580 acres. The 29 load claims are accessed via gravel road approximately eight miles just off Highway 93 at the town of Wikieup, Arizona.

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

LOCATION AND ACCESS

The Wikieup Project is located in southern Mohave County, 88 kilometers (55 miles) south of the city of Kingman, Arizona, and 253 kilometers (158 miles) southeast of Las Vegas, Nevada, United States. Wikieup lies on Interstate 93. It occurs at Latitude 34o 44' 47” North, Longitude 116o 22' 29” West, the site of Wikieup, and west from there for approximately 19 kilometres (12 miles; Figures 1, 2 and 3). The Project is located 37 kilometers (23 miles) northwest of the mining camp of Bagdad, Arizona and 25 kilometers (16 miles) northwest of the mining camp of Bagdad, Arizona.

Access to the Wikieup Project is by the paved 2-lane Interstate 93 from the village of Wikieup. A few claims straddle the highway at Wikieup, but the main body of mining claims is accessed by heading west from the junction of Interstate 93 at Wikieup onto Chicken Springs Road and following various secondary and tertiary gravel and sand roads. Many of the tertiary roads require a 4-wheeldrive vehicle for access.

Wikieup Project
General Location Map

ARCTIC OCEAN
CANADA
PACIFIC OCEAN
ATLANTIC OCEAN
UNITED STATES
Can-Cal Resources Wikieup Project
Gulf of Mexico
Caribbean Sea
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000
N
E
S
W

CAN-CAL RESOURCES LTD.

WIKIEUP AU-AG-CU PROJECT
GENERAL LOCATION MAP

Scale: As Shown	Date: May 10/08	Figure 1
Lat. 34° 30'N/Long. 113° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Wikieup Project
Regional Location Map

Wikieup Project
District Location Map

Wikieup Project
Geology Map

N
Legend
P-€gn Precambrian gneiss, brown
P-€sc Precambrian schist
P-€gr Precambrian granite
Tki Triassic / Cretaceous granite, diorite, rhyolite and andesite sills, dykes and plugs
Qts Quaternary sediments
Can-Cal Resources
Wikieup Project
Wikieup
QTs
p€gn
p€gr
TKg
Tvs
QTb
Cane Springs
Yucca
Griffith
Kingman
McConnico
VALLEY
Wheeler Wash
Trout
Deluge Wash
Buck Mountain Wash
MOUNTAINS
MC CRACKEN MTS
Sandy
Sycamore Cr

CAN-CAL RESOURCES LTD.

WIKIEUP AU-AG-CU PROJECT
PROJECT GEOLOGY MAP

Scale: 1:250,000	Date: May 10/08	Figure 4
Lat. 34° 30'N/Long. 113° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Scale
2.0 miles 0 2.0 4.0 miles
2.5 km 0 2.5 5.0 km

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)The stock is traded on the Nasdaq Over-the-Counter Bulletin Board ("CCRE").

The following shows the high and low bid quotation for the shares for the last two years. Quotations reflect inter-dealer prices, without retail mark- up, markdown, or commissions, and do not necessarily represent actual transactions.

2005	Low	High
First Quarter	$0.20	$0.35
Second Quarter	$0.08	$0.22
Third Quarter	$0.08	$0.16
Fourth Quarter	$0.13	$0.22

2006	Low	High
First Quarter	$0.15	$0.40
Second Quarter	$0.16	$0.27
Third Quarter	$0.21	$0.45
Fourth Quarter	$0.29	$0.71

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

On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company's par value common stock. The Company recorded an asset totaling $400,000, the fair value of the underlying shares.

No commissions were paid in connection with these transactions

(b) Report of use of proceeds from registered offerings. Not applicable.

(a) Issuer repurchase of securities. Not applicable.

Item 6. Management's Discussion and Analysis or Plan of Operation

(A) PLAN OF OPERATION

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

(B)MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read together with the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2006 COMPARED WITH DECEMBER 31, 2005, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2006:

	Year ended December 31
	2006	2005
Material sales	$–	$11,500
Cost of sales	–	9,500
Gross profit	–	2,000

Depreciation	6,700	6,100
Exploration costs	38,500	14,700
General & administrative expenses	241,200	276,700
General & administrative expenses, related party	303,000	116,500
Other (income) expenses	31,600	9,800
Net loss	$621,000	$(421,800)

Mineral sales in 2005 were related to limited industrial sales of cinder material from the Pisgah property.

The following table summarizes working capital, total assets, accumulated deficit, and shareholders' deficit.

	Year ended December 31
	2006	2005

Working capital	$(614,200)	$(1,040,900)

Total assets	$491,400	$47,800

Accumulated deficit	$(7,465,600)	$(6,844,500)

Shareholders' deficit	$(546,100)	$(1,012,000)

The Company raised $644,500 in financing activities from a sale of 2,448,213 shares of common stock, and raised $43,500 from the exercise of 174,000 warrants.

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

As discussed in Note 2 to the financial statements, the Company’s total assets and total stockholders’ deficit reported as $491,400 and $(546,100), respectively, should have been $872,900 and $(164,600), respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

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

/s/ De Joya Griffith & Company, LLC
De Joya Griffith & Company, LLC
February 21, 2007, except for Note 2, as to which is dated September 5, 2008
Henderson, Nevada

CAN-CAL RESOURCES LTD
BALANCE SHEET

Audited
As Of 12/31/2006
ASSETS
Current assets
Cash	$419,700
Accounts receivable	3,600
Total current assets	423,300

Fixed assets, net	19,000

Other assets, net	430,600

Total assets	$872,900

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest	$262,500
Accrued officers salary	242,300
Accounts payable	34,200
Accrued payroll taxes	107,800
Notes payable-related parties	381,300
Unearned revenues	9,400
Total current liabilities	1,037,500

Commitments and contingencies	—

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued an outstanding	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 23,263,086 shares issued and outstanding	23,300
Additional paid-in capital	7,277,700
Accumulated deficit	(7,465,600)
Total stockholders' deficit	(164,600)

Total liabilities and stockholders' deficit	$872,900

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF OPERATIONS

	Audited	Audited
	For the years ended December 31,
	2006	2005

Material sales	$—	$11,500

Cost of sales	—	9,500

Gross profit	—	2,000

Expenses
Exploration costs	38,500	14,700
Depreciation	6,700	6,100
General and administrative expenses	241,200	276,700
General and administrative expenses Related Party	303,000	116,500

Loss from operations	(589,400)	(412,000)

Other income (expense)
Other income from legal judgement	—	26,500
Rental revenue	55,500	25,600
Interest income	1,600	—
Interest expense	(88,700)	(61,900)

Loss before provision for income taxes	(621,000)	(421,800)

Provision for income taxes	—	—

Net loss	$(621,000)	$(421,800)

Basic and diluted loss per common share	$(0.03)	$(0.02)

Basic and diluted weighted average common shares outstanding	20,734,716	18,972,071

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENT OF STOCKHOLDERS' DEFICIT
				Unamortized
				Loan Fees
				Related to
				Convertible
	Common Stock		Additional	Note		Total
	Number of		Paid-in	Payable-	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit

Balance December 31, 2003	13,252,962	$13,300	$4,366,300	$(7,000)	$(5,392,400)	$(1,019,800)

Common shares issued for cash	1,564,311	1,600	306,400	—	—	308,000

Exercise of warrants for cash	701,275	700	124,900	—	—	125,600

Common shares issued for services	390,224	400	73,800	—	—	74,200

Current period amortization of loan fees	—	—	—	7,000	—	7,000

Common shares issued in satisfaction of accounts payable and accrued liabilities	917,747	900	228,500	—	—	229,400

Common shares issued in satisfaction of notes payable-related parties	330,747	300	82,400	—	—	82,700

Common shares issued in satisfaction of convertible debenture, (including accrued interest of $14,700)	702,760	700	99,000	—	—	99,700

Interest expense for warrants granted	—	—	280,200	—	—	280,200

Warrants granted for services	—	—	12,200	—	—	12,200

Deemed interest expense related to conversion feature of note payable-related party	—	—	17,600	—	—	17,600

Net loss	—	—	—	—	(1,030,400)	(1,030,400)

Balance December 31, 2004	17,860,026	17,900	5,591,300	—	(6,422,800)	(813,600)

Common shares issued for cash	712,500	700	141,800	—	—	142,500

Common warrants issued for cash	50,000	100	10,900	—	—	11,000

Common shares issued for services	349,545	300	69,500	—	—	69,800

Net loss	—	—	—	—	(421,800)	(421,800)

Balance December 31, 2005	18,972,071	$19,000	$5,813,500	$—	$(6,844,600)	$(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	—	—	644,500

Common warrants issued for cash	174,000	200	43,300	—	—	43,500

Common shares issued for services	19,500	—	5,000	—	—	5,000

Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	80,600	—	—	81,000

Common shares issued in satisfaction of notes payable-related parties	56,821	100	11,800	—	—	11,900

Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	41,700	—	—	41,900

Common shares issued for asset acquisition	1,000,000	1,000	399,000	—	—	400,000

Option granted to officers and directors	—	—	123,500	—	—	123,500

Warrants granted for services	—	—	2,200	—	—	2,200

Warrants granted in satisfaction of accounts payable and accrued liabilities	—	—	65,400	—	—	65,400

Warrants granted in satisfaction of notes payable-related parties	—	—	9,600	—	—	9,600

Warrants granted in satisfaction of convertible debenture	—	—	40,000	—	—	40,000

Net loss	—	—	—	—	(621,000)	(621,000)

Balance December 31, 2006	23,263,086	$23,300	$7,277,700	$—	$(7,465,600)	$(164,600)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006	2005
	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(621,000)	$(421,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	72,600	69,800
Options granted officers and consultants	123,500	—
Depreciation and amortization	6,700	6,100
Stock issued for financing and interest	51,500	—
Beneficial conversion feature on convertible debenture	25,200	—
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	5,800
Accounts payable	(23,600)	(48,500)
Accrued interest	23,500	51,600
Accrued officer salary payable	54,400	37,900
Accrued Payroll Taxes	(3,700)	111,500
Unearned revenues	—	900
Other current assets	—	(400)
Other assets	—	900
Net cash used by operating activities	(294,500)	(186,200)

Cash flows from investing activities:
Purchase of fixed assets	(5,800)	(1,000)
Purchase of mining claims	(19,700)	—
Net cash used by investing activities	(25,500)	(1,000)

Cash flows from financing activities:
Payment due to stockholder	(11,000)	(600)
Preceeds from convertible debenture	40,000	—
Proceeds from issuance of common stock	688,000	153,500
Proceeds from borrowing on notes payable-related parties	5,700	5,400
Principal payments on notes payable-related parties	—	(22,700)
Net cash provided by financing activities	722,700	135,600

Net increase (decrease) in cash	402,700	(51,600)

Cash, beginning of period	17,000	68,600

Cash, end of period	$419,700	$17,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,400
Cash paid for income taxes	$—	$—

Accrued interest added to principal on notes payable - related parties	$3,600	$7,300

Issuance of common stock for satisfaction of accounts payable and accrued liabilities	$81,000	$—

Issuance of common stock for services	$5,000	$69,800

Issuance of common stock for principal payment on notes payable-related parties	$11,932	$—

Issuance of common stock for conversion of convertible debenture, including accrued interest of $1,895	$41,895	$—

Issuance of common stock for mining claims	$400,000	$—

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
Notes To Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $100,000. At December 31, 2006 the Company had approximately $279,000 in excess of FDIC insured limits.

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

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets ("SFAS No. 156"), which amends FASB Statement No. 140 ("SFAS No. 140"). SFAS 156 may be adopted as early as January 1, 2006, for calendar year-end entities, provided that no interim financial statements have been issued. Those not choosing to early adopt are required to apply the provisions as of the beginning of the first fiscal year that begins after September 15, 2006 (e.g., January 1, 2007, for calendar year-end entities). The intention of the new statement is to simplify accounting for separately recognized servicing assets and liabilities, such as those common with mortgage securitization activities, as well as to simplify efforts to obtain hedge- like accounting. Specifically, the FASB said FAS No. 156 permits a servicer using derivative financial instruments to report both the derivative financial instrument and related servicing asset or liability by using a consistent measurement attribute, or fair value. We do not expect the adoption of SFAS 156 to have a material impact on the Company's financial position, results of operations or cash flows.

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

2	CORRECTION OF ERRORS

The Company has restated its previously issued December 31, 2006 financial statements for matters related to the following previously reported items: a purchase of mineral rights on a mining claim located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company’s common stock was incorrectly valued. The Company originally recorded an asset value of $18,500 based on the actual costs to maintain the claim annually, however, in accordance with SFAS 123(R) the purchase of the mineral rights should have been valued based on the fair market value of the underlying shares of common stock exchanged which amounted to $400,000 given the $0.40 closing stock price on the date of purchase. The accompanying financial statements for the year ended December 31, 2006 have been restated to reflect the corrections in accordance with Statement of Accounting Standards Board No. 154, “Accounting Change and Error Correction”. The following is a summary of the restatements for December 31, 2006:

Increase of previously reported other assets:
- unrecorded value of mineral rights acquired	$381,500

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance	$381,500

The effect on the Company’s previously issued December 31, 2006 financial statements are summarized as follows:

Consolidated Balance Sheet as of December 31, 2006

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$419,700	$-	$419,700
Accounts receivable	3,600	-	3,600
Total current assets	423,300	-	423,300

Fixed assets, net	19,000	-	19,000

Other assets, net	49,100	381,500	430,600

	$491,400	$381,500	$872,900

Current liabilities
Accrued interest	$262,500	$-	$262,500
Accrued officer’s salary	242,300	-	242,300
Accounts payable	34,200	-	34,200
Accrued payroll taxes	107,800	-	107,800
Notes payable - related parties	381,300	-	381,300
Unearned revenues	9,400	-	9,400
Total current liabilities	1,037,500	-	1,037,500

Commitments and contingencies	-	-	-

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	23,300	-	23,300
Additional paid-in capital	6,896,200	381,500	7,277,700
Accumulated deficit	(7,465,600)	-	(7,465,600)
Total stockholders’ deficit	(546,100)	381,500	(164,600)

	$491,400	$381,500	$872,900

3.	FIXED ASSETS

Fixed assets consist of the following as of December 31, 2006:

Machinery and equipment	$107,600
Transportation equipment	38,100
Furniture and fixtures	14,800
160,500
Less: accumulated depreciation	(141,500)
Fixed assets, net	$19,000

Depreciation expense for the years ended December 31, 2006 and 2005 was $6,700 and $ 6,100, respectively.

4.	NOTES PAYABLE - RELATED PARTIES

Notes payable consisted of the following as of December 31, 2006:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $244,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)	$300,000

Note payable to a stockholder, unsecured, bearing interest at 7.5% per annum, maturing June 2007	3,800

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing February 2007	35,400

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing January 2007	32,700

Note payable to an stockholder, secured by real property, bearing interest at 8.0% per annum, maturing May 2007	9,400

Current portion (amounts due within one year)	$381,300

The Company is in default of its semi-annual interest payment of $24,000 for 2002, 2003, 2004, 2005 and 2006 (a total of $244,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.

5.	CHANGES IN SECURITIES

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

On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company's par value common stock. The Company recorded an asset totaling $400,000, the fair value of the underlying shares.

6.	OPTIONS AND WARRANTS

Options granted for employee and consulting services - The 2003 Non- Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan, of which 300,000 shares are covered by an option with an exercise price of $0.14 per share granted to Anthony F. Ciali when he was appointed an officer of the Company in March 2003, see Note 8. This stock option was exercisable upon issuance and expired in March 2006. An additional option of 500,000 shares has been granted to Mr. Ciali under this plan, as discussed in Note 8, with an exercise price of $0.16 per share of its common stock. This stock option was exercisable upon issuance and expired one year after his resignation from the Company in May 2006. The option had no intrinsic value under APB No. 25 as the exercise price was equal to the closing price on the day of grant. 100,000 shares are covered by an option with an exercise price of $0.22 per share granted to Luis Vega when he signed a consulting agreement with the Company in April 2003, see Note 8. This stock option was exercisable upon issuance and expired in April 2006.

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

The following table summarizes the Company's option activity related to employees and consultants:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 1, 2003	—	$—
Granted	900,000	0.16
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2003,	900,000	0.16
Granted	—	—
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2004,	900,000	$0.16
Granted	—	—
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2005,	900,000	$0.16
Granted	1,000,000	0.20
Cancelled	—	—
Exercised	100,000	0.20
Expired	900,000	0.16
Balance, December 31, 2006,	900,000	$0.20

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

The following table summarizes the Company's warrant activity related to the sale of common stock:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price
Balance, December 31, 2002	1,025,320	$0.28
Granted	1,060,820	0.21
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2003	2,086,140	0.24
Granted	1,809,308	0.28
Cancelled	—	—
Exercised	562,020	0.23
Expired	764,120	0.25
Balance, December 31, 2004	2,569,308	$0.25
Granted	712,500	0.25
Cancelled	—	—
Exercised		—
Expired	760,000	0.21
Balance, December 31, 2005	2,521.808	$0.24
Granted	2,348,213	0.35
Cancelled	—	—
Exercised	223,872	0.25
Expired	1,585,436	0.25
Balance, December 31, 2006	3,060,713	$0.28

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

The following table summarizes the Company's warrants activity not related to the sale of common stock:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price

Balance, January 1, 2002	—	$—
Granted	90,000	0.36
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2002	90,000
Granted	31,200	0.20
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2003	121,200	0.32
Granted	1,298,495	0.25
Cancelled	—	—
Exercised	—	—
Expired	40,000	0.22
Balance, December 31, 2004	1,379,695	$0.30
Granted	13,575	0.25
Cancelled	—	—
Exercised	50,000	0.22
Expired	31,200	0.20
Balance, December 31, 2005	1,312,070	$0.30
Granted	613,535	0.25
Cancelled	—	—
Exercised	—
Expired	1,298,495	0.25
Balance, December 31, 2006	627,110	$0.25

7.	COMMITMENTS AND CONTINGENCIES

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

Consulting agreements- Anthony F. Ciali, served as a management consultant to the Company from March 2003 until May 10, 2005. He was granted 500,000 options under the Company's 2003 Qualified Stock Option Plan and 300,000 options under the Company's 2003 Non-Qualified Option Plan. Those options expired unexercised.

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

8.	SUBSEQUENT EVENTS

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

Item 8A. Control and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that there was a deficiency in the Company's disclosure controls and procedures relating to the reporting and disclosure of the value of certain mining claims that were purchased with 1,000,000 shares of the Company's common stock and were reported in the third quarter. A $381,500 adjustment to reduce other assets and additional paid in capital was recorded in the original report to correct this deficiency. A subsequent review of the Company’s filings by the SEC necessitated the reversal of the adjustment and restatement of the Company’s December 31, 2006 form 10-KSB and September 30, 2006 form 10-QSB. Although the Company’s original accounting for the transaction was correct, a material weakness was still determined to be in existence due to the lack of effective internal control procedures at the time. This deficiency was communicated to the Company's independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company's financial statements for any prior periods than the third quarter. After notice from the auditors, the Company performed additional procedures in completing these financial statements for the year ended December 2006 to ensure that the amounts and disclosures included were fairly presented in all material respects in accordance with GAAP.

Subsequent to the identification of the deficiency in the Company's disclosure controls and procedures as described above, the Company performed and implemented a variety of additional procedures, including utilizing the services of an independent consulting firm to serve in a review capacity on an ongoing basis, in order to remediate the above described deficiency. As a result of the implementation of these additional procedures, the Company believes that its disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the 1934 Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

Our present director, Ron Sloan, who also acts as CEO and President, does not receive additional compensation for acting as a director or attending meetings of directors. In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. In the future, the Board of Directors may issue non- qualified options to non-executive directors. The terms of such options to be granted have not yet been established.

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

In 2003, Mr. Vega was retained as Senior Consulting Geologist to the Company. He has over 30 years of international gold exploration experience with senior mining companies, including Utah International, Duval Corporation, and (most recently) Battle Mountain Gold, where he was Vice President - Manager, Latin American Exploration. His exploration experience has encompassed projects in the Western United States, Mexico, and Central and South America, including Bolivia (the Korri Kollo gold mine), Chile, Argentina, and the Dominican Republic, as well as project submittal evaluations for properties in Peru, Ecuador, Brazil, Uruguay and Venezuela. Mr. Vega holds a Bachelor of Science in Geology and a Masters of Science in Economic Geology. Mr. Vega resigned his position as Senior Consulting Geologist with Can-Cal Resources Ltd. on April 4, 2005. Mr. Vega remained as a Director with Can- Cal's wholly owned Mexican Subsidiary, Sierra Madre Resources. As Can-Cal has ceased operations in Mexico as of 2006, Mr. Vega is no longer a consultant or director to the Company's subsidiary.

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

SUMMARY COMPENSATION TABLE

							Long Term Compensation
		Annual Compensation					Awards		Payouts
(a)	(b)	(c)		(d)		(e)	(f)	(g)	(h)	(i)
						Other				All Other
Name and						Annual	Restricted		LTIP	Compen-
Principal						Compen-	Stock	Options/	Payouts	sation
Position	Year	Salary		Bonus		sation	Awards	SARs(#)1	($)	($)(2)

Ronald D. Sloan	2006	$105,000	**	$-0-		$-0-	-0-	500,000	$-0-	$-0-
Treasurer (CEO	2005	$60,000	**	$-0-		$-0-	-0-	-0-	$-0-	$-0-
until April 25, 2003	2004	$60,000	**	$-0-		$-0-	-0-	-0-	$-0-	$-0-
President & later CEO
As of May 10, 2005)

Anthony F. Ciali	2006	$-0-		$-0-		$-0-	-0-	-0-	$-0-	$-0-
(former CEO	2005	$51,668	*	$-0-		$-0-	-0-	-0-	$-0-	$-0-
and President)	2004	$150,000	*	$22,500	***	$-0-	-0-	-0-	$-0-	$-0-

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

(1)	Stock options granted pursuant to the Company's 2003 Stock Option Plans. See details of the options under "Employment Agreement" below.

(2)	Does not include: a car allowance, automobile operating expenses, medical insurance and life insurance paid for Mr. Ciali during 2004 ($21,199) and the four months ended April 30, 2005 ($7,680).

OPTION GRANTS TO EXECUTIVE OFFICERS IN 2006

		PERCENT
	NUMBER OF	OF ALL OPTIONS
	SHARES UNDER-	GRANTED TO
	LYING OPTIONS	EXECUTIVE	OFFICERS	EXERCISE	EXPIRATION
NAME	GRANTED	IN 2006	PRICE	DATE	PRES. VALUE	GRANT DATE
Ronald D. Sloan	500,000	50%	0.20	2011	—	—

John Brian Wolfe	125,000	25%	0.20	2008	—	—

James Dacyszyn	125,000	25%	0.20	2008	—	—

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

	NAME AND ADDRESS	AMOUNT AND NATURE
TITLE OF CLASS	OF BENEFICIAL OWNER	OF BENEFICIAL OWNER		PERCENT OF CLASS

Common stock	Ronald D. Sloan*	3,997,567	(1)	16.7%
	4312-212 Street
	Langley, B.C., Canada

Common Stock	John Brian Wolfe*	1,018,211	(2)	4.2%
	3157 Silver Throne Drive
	Coquitlam, B.C., Canada

Common Stock	James Dacyszyn*	1,018,050	(3)	4.2%
	#64, 9703-41 Avenue
	Edmonton, A.B., Canada

Common Stock	All Officers and Directors as a group	6,033,828		25.1%

*	Director

(1)	Includes 970,354 shares underlying warrants and 500,000 shares underlying options.

(2)	Includes 53,890 shares underlying warrants and 125,000 shares underlying options.

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

Plan category	Number of securities to be issued up exercise of outstanding options	Weighted Average excersice price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (shares observed)	900,000	$0.20	600,000

2003 Qualified ISOP (1,500,000 shares)			1,500,000

Equity compensation plans not approved by security holders	—	—	—

None

Total	900,000	$0.20	2,100,000

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

Item 13. Principal Accounting Fees and Services

(1) - (4) We engaged DeJoya Griffith & Company on July 15, 2005 as our principal auditors, and we dismissed our former auditors, L.L. Bradford & Company, LLC at that time. LL Bradford billed us as follows for the year ended December 31, 2005:

Year Ended
December 31, 2005

Audit Fees (a)	$10,000

Audit-Related Fees (b)	$-0-

Tax Fees (c)	$1,650

All Other Fees (d):	$0

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(c)
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2005, and 2004, respectively.

(d)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2006 and 2005, respectively.

(e)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

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

(7) L.L. Bradford & Company, LLC was formally dismissed as the auditing firm by the Board of Directors on July 15, 2005. De Joya Griffith & Company, LLC was retained as the new auditing firm by the Board of Directors as of July 15, 2005, and has provided auditing services since that time De Joya Griffith & Company, LLC billed us as follows for the year ended December 31, 2006:

Year Ended
December 31, 2006

Audit Fees (a)	$18,230

Audit-Related Fees (b)	$-0-

Tax Fees (c)	$1,000

All Other Fees (d):	$-0-

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

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

Item 14. Exhibits and Reports on Form 8-K
(a) Exhibits

Exhibit No.	Title of Exhibit

31	Certification under Rule 13a-14(a) Ronald D. Sloan *

32	Certification under Rule 13a-14(b) Ronald D. Sloan *

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

Date: April 9, 2007	By:	/s/ John Brian Wolfe
John Brian Wolfe, Director

Date: April 9, 2007	By:	/s/ James Dacyszyn
James Dacyszyn, Director

Date: April 9, 2007	By:	/s/ Ronald D. Sloan
Ronald D. Sloan, Director