Form 10KSB/A
period 2007-12-31
CAN CAL RESOURCES LTD
filed 2008-09-19
CIK 1083848

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

Transitional Small Business Disclosure Format: YES ☐ NO ☒

EXPLANATORY NOTE

This annual report on Form 10-KSB/A (“Form 10-KSB/A”) for the year ended 2007 is filed to amend the following:

•	Footnote 3 was added to explain amendments to the comparative balance sheet as restated for the year ended December 31, 2006 and subsequent footnotes were renumbered accordingly.

•
The statements of operations, statement of stockholders’ equity and statements of cash flows within Item 7 of Part I have been amended to present the Company’s financial statements in accordance with the required presentation. As an Exploration Stage Company, under paragraph 11 of SFAS 7 the Company has to include certain unaudited “inception to date” amounts.

•
Item 8A(T) of Part I to revise the previously mis-stated controls and procedures documentation. Previously significant deficiencies were presented as qualifications to the Company’s disclosure regarding the effectiveness of their disclosure controls. As the deficiencies didn’t rise to the level of a material weakness, they should not have been disclosed as exceptions to the effectiveness of the Company’s disclosure controls, and as such, have been removed.

Events have taken place that would have been reflected in the original Form 10-KSB if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to April 16, 2008.

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

(b)(7) The Company holds no patents, trademarks, licenses, franchises, concessions, and has no labor contracts.

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

(b)(12) The Company presently has two full-time employees and relies on outside subcontractors, consultants and agents, to perform various administrative, legal and technical functions, as required.

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

2006	High	Low
First Quarter	$0.40	$0.15
Second Quarter	$0.27	$0.16
Third Quarter	$0.45	$0.21
Fourth Quarter	$0.71	$0.29

2007	High	Low
First Quarter	$0.71	$0.30
Second Quarter	$0.70	$0.38
Third Quarter	$0.56	$0.30
Fourth Quarter	$0.40	$0.18

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

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2007 COMPARED WITH DECEMBER 31, 2006, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2006:

	Year ended December 31
	2007	2006
Material sales	$—	$—
Cost of sales	—	—
Gross profit	—	—

Depreciation	10,225	6,700
Exploration costs	200,427	38,500
General & administrative expenses	254,626	241,200
General & administrative, related party	124,176	303,000
Other (income) expenses	15,459	31,600

Net loss	$604,913	$621,000

Mineral sales in 2005 were related to limited industrial sales of cinder material from the Pisgah property.

The following table summarizes working capital, total assets, accumulated deficit, and shareholders' deficit.

	Year ended December 31
	2007	2006

Working capital	$(736,162)	$(614,200)

Total assets	$619,602	$491,400

Accumulated deficit	$(8,070,513)	$(7,465,600)

Shareholders' deficit	$(222,547)	$(546,100)

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

March 20, 2008

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
BALANCE SHEET
(Audited)

December 31,
2007
ASSETS

Current assets:
Cash	$105,987
Total current assets	105,987

Fixed assets, net of accumulated depreciation of $125,894	67,948

Other assets, net	445,667

Total assets	$619,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued interest	$311,320
Accrued officers salary	110,652
Accounts payable	28,399
Accrued payroll taxes	21,853
Notes payable-related parties	360,550
Unearned revenues	9,375
Total current liabilities	842,149

Commitments and contingencies	—

Stockholders' deficit:
Preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 24,555,253 shares issued and outstanding	24,555
Additional paid-in capital	7,823,411
Accumulated deficit	(8,070,513)
Total stockholders' deficit	(222,547)

Total liabilities and stockholders' deficit	$619,602

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			March 22, 1995
	For the years ended December 31,		(Inception)
	2007	2006	to December 31, 2007

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses
Exploration costs	200,427	38,500	368,527
Depreciation	10,225	6,700	220,325
General and administrative expenses	254,626	241,200	5,757,026
General and administrative expenses - Related Party	124,176	303,000	611,176
Total operating expenses	589,454	589,400	6,957,054

Loss from operations	(589,454)	(589,400)	(6,974,954)

Other income (expense)
Other income from legal judgement	-	-	47,200
Interest income	10,388	1,600	52,788
Rental revenue	24,400	55,500	232,000
Gain (loss) on sale of fixed assets	7,001	-	26,801
Interest expense	(57,248)	(88,700)	(980,748)
Total other income (expense)	(15,459)	(31,600)	(621,959)

Loss before provision for income taxes	(604,913)	(621,000)	(7,596,913)

Provision for income taxes	-	-	-

Net loss from continuing operations	(604,913)	(621,000)	(7,596,913)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)

Net loss	$(604,913)	$(621,000)	$(8,070,513)

Basic loss per common share	$(0.03)	$(0.03)
Basic weighted average
common shares outstanding	24,191,015	20,734,716

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
(Audited)

					Foreign
	Common Stock		Additional		Currency		Total
	Number of		Paid-in		Translation	Accumulated	Stockholders'
	Shares	Amount	Capital	Unamortized	Adjustment	(Deficit)	(Deficit)

Balance March 22, 1995	-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,000)	(1,000)

Balance December 31, 1995	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	625,000	-	-	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	497,900	497,900
Net loss	-	-	-	-	-	(497,000)	(497,000)

Balance December 31, 1996	3,441,217	3,400	625,000	-	-	(100)	628,300

Common shares issued for services	3,006,435	3,000	1,051,400	-	-	-	1,054,400
Net loss	-	-	-	-	-	(1,044,700)	(1,044,700)

Balance December 31, 1997	6,447,652	6,400	1,676,400	-	-	(1,044,800)	638,000

Common shares issued for cash	557,509	600	211,200	-	-	-	211,800
Foreign currency translation adjustment	-	-	-	-	8,500	-	8,500
Net loss	-	-	-	-	-	(353,000)	(353,000)

Balance December 31, 1998	7,005,161	7,000	1,887,600	-	8,500	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	572,600	-	-	-	573,800
Foreign currency translation adjustment	-	-	-	-	(11,800)	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	3,300	-	3,300
Prior period Adjustment	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	116,400	116,400
Net loss	-	-	-	-	-	(1,038,500)	(1,038,500)

Balance December 31, 1999	8,253,782	8,200	2,460,200	-	-	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	948,400	-	-	-	949,600
Net loss	-	-	-	-	-	(962,500)	(962,500)

Balance December 31, 2000	9,372,791	9,400	3,408,600	-	-	(3,267,400)	150,600

Common shares issued for cash	785,947	800	81,500	-	-	-	82,300
Net loss	-	-	-	-	-	(704,500)	(704,500)

Balance December 31, 2001	10,158,738	10,200	3,490,100	-	-	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	269,900	-	-	-	271,000
Common shares issued for services	92,292	100	23,800	-	-	-	23,900
Options granted for services	-	-	7,100	-	-	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	119,500	-	-	-	119,800
Warrants granted for loan fees on convertible notes payable, related party	-	-	16,700	(16,700)	-	-	-
Common shares issued for loan fees on convertible notes payable, related party	30,000	-	13,500	(13,500)	-	-	-
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	20,500	-	-	-	20,500
Amortization of loan fees	-	-	-	8,200	-	-	8,200
Net loss	-	-	-	-	-	(709,300)	(709,300)

Balance December 31, 2002	11,683,987	11,700	3,961,100	(22,000)	-	(4,681,200)	(730,400)

Common shares issued for cash	823,410	800	163,900	-	-	-	164,700
Common shares issued for services	381,260	400	63,800	-	-	-	64,200
Options granted for services	-	-	61,300	-	-	-	61,300
Common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	-	-	-	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	38,300	-	-	-	38,300
Amortization of loan fees	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(711,100)	(711,100)

Balance December 31, 2003	13,252,962	13,300	4,366,300	(7,000)	-	(5,392,300)	(1,019,700)

Common shares issued for cash	1,564,311	1,600	306,400	-	-	-	308,000
Common shares issued for exercise of warrants	701,275	700	124,900	-	-	-	125,600
Common shares issued for services	390,224	400	73,800	-	-	-	74,200
Warrants granted for services	-	-	12,200	-	-	-	12,200
Interest expense for warrants granted	-	-	280,200	-	-	-	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	228,500	-	-	-	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	99,000	-	-	-	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	82,400	-	-	-	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	17,600	-	-	-	17,600
Amortization of loan fees	-	-	-	7,000	-	-	7,000
Net loss	-	-	-	-	-	(1,030,500)	(1,030,500)

Balance December 31, 2004	17,860,026	17,900	5,591,300	-	-	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	152,700	-	-	-	153,500
Common shares issued for exercise of warrants	349,545	300	69,500	-	-	-	69,800
Net loss	-	-	-	-	-	(421,800)	(421,800)

Balance December 31, 2005	18,972,071	19,000	5,813,500	-	-	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	-	-	-	644,500
Common warrants exercised for cash	174,000	200	43,300	-	-	-	43,500
Common shares issued for services	19,500	-	5,000	-	-	-	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	80,600	-	-	-	81,000
Common shares issued in satisfaction of notes payable-related parties	56,821	100	11,800	-	-	-	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	41,700	-	-	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	399,000	-	-	-	400,000
Option granted to officers and directors	-	-	123,500	-	-	-	123,500
Warrants granted for services	-	-	2,200	-	-	-	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	65,400	-	-	-	65,400
Warrants granted in satisfaction of notes payable-related parties	-	-	9,600	-	-	-	9,600
Warrants granted in satisfaction of convertible debenture	-	-	40,000	-	-	-	40,000
Net loss	-	-	-	-	-	(621,000)	(621,000)

Balance December 31, 2006	23,263,086	23,264	7,277,736	-	-	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	188,698	-	-	-	189,190
Common warrants exercised for cash	745,372	745	185,598	-	-	-	186,343
Common shares issued for services	4,000	4	2,010	-	-	-	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	21,950	-	-	-	22,000
Debt forgiveness, related party	-	-	147,419	-	-	-	147,419
Net loss	-	-	-	-	-	(604,913)	(604,913)

Balance December 31, 2007	24,555,253	$24,555	$7,823,411	$-	$-	$(8,070,513)	$(222,547)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Audited)

			March 22, 1995
	For the year ended December 31,		(Inception)
	2007	2006	to December 31, 2007
Cash flows from operating activities:
Net loss	$(604,913)	$(621,000)	$(8,070,513)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,225	6,700	237,325
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	(7,001)	-	(6,501)
Stock based compensation	2,014	72,600	409,314
Stock issued for financing and interest	-	51,500	523,200
Beneficial conversion feature on convertible debenture	-	25,200	25,200
Common stock issued in lieu of accrued wages, related party	22,000	-	-
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Stock options granted officers and consultants	-	123,500	123,500
Loss on foreign currency transalation	-	-	8,500
Decrease (increase) in assets:
Accounts receivable	3,600	(3,600)	-
Other current assets	-	-	(90,700)
Other assets	-	-	(1,895)
Increase (decrease) in liabilities:
Accounts payable	(5,801)	(23,600)	28,399
Accrued interest	48,820	23,500	311,320
Accrued officer salary	(67,614)	54,400	110,652
Accrued payroll taxes	(2,562)	(3,700)	21,853
Unearned revenues	(25)	-	9,375
Net cash used by operating activities	(601,258)	(294,500)	(5,505,971)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	(79,239)	(25,500)	(768,644)
Proceeds from sale of property, equipment and mineral interests	12,000	-	26,100
Net cash used by investing activities	(67,239)	(25,500)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	40,000	689,900
Principal payments on notes payable	-	-	(689,900)
Proceeds from borrowing on notes payable, related parties	-	5,700	687,800
Principal payments on notes payable, related parties	(20,750)	(11,000)	(327,250)
Proceeds from issuance of common stock	375,533	688,000	6,758,252
Net cash provided by financing activities	354,783	722,700	7,118,802

Net increase (decrease) in cash	(313,714)	402,700	105,987
Cash, beginning of period	419,700	17,000	-

Cash, end of period	$105,987	$419,700	$105,987

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$146,228
Cash paid for income taxes	$-	$-	$-

Accrued interest added to principal on notes payable - related parties	$2,400	$3,600
Issuance of common stock for satisfaction of accounts payable and accrued liabilities	$22,000	$81,000
Issuance of common stock for services	$2,014	$5,000
Issuance of common stock for principal payment on notes payable-related parties	$-	$11,932
Issuance of common stock for conversion of convertible debenture, including accrued interest of $1,895	$-	$41,895
Issuance of common stock mining claims	$-	$400,000

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

Stock-based compensation - The Company applies SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock- Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

3. FIXED ASSETS

Fixed assets consist of the following as of December 31, 2007:

Machinery and equipment	$140,023
Transportation equipment	39,084
Furniture and fixtures	14,736
193,842
Less: accumulated depreciation	(125,894)
Fixed assets, net	$67,948

Depreciation expense for the years ended December 31, 2007 and 2006 was $ 10,225 and $ 6,700, respectively.

4. INCOME TAXES

At December 31, 2007 and 2006, the Company had a federal operating loss carry forward of $6,672,838 and $6,091,925, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2007	2006
Current:
Federal	$—	$—
State	—	—
Deferred:	(2,343,893)	(2,132,174)
	$(2,343,893)	$(2,132,174)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2007	2006
Deferred tax assets:
Net operating loss carryforward	$2,335,493	$2,132,174
Stock-based compensation	8,400	—
Total deferred tax assets	2,343,893	2,132,174
Less: Valuation Allowance	(2,343,893)	(2,132,174)
Net Deferred Tax Assets	$—	$—

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

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2007	2006

Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	0%	0%

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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

6. NOTES PAYABLE AND ACCRUED LIABILITIES-RELATED PARTIES

Notes payable consisted of the following as of December 31, 2007:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $292,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008	35,436

Current portion (amounts due within one year)	$360,550

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

7. CHANGES IN SECURITIES
1996

During 1996 the Company issued 3,441,217 shares of Can-Cal common stock to various investors resulting in cash proceeds of $628,400.

1997

On January 15, 1997 the Company issued 500,000 shares of Can-Cal common stock along with a cash payment of $100,000 in exchange for a 50% interest in S&S Joint Venture. Additionally, the Company agreed to loan the joint venture up to $48,000.

On February 13, 1997 the Board approved the acquisition of Scotmar Industries, Inc. 200,000 shares of Can-Cal common stock were issued in return for all of the issued and outstanding stock of the acquired company.

On October 27, 1997 the Board approved the issuance of 2,181,752 restricted common shares to ARUM, LLC to repay an existing debt of approximately $315,045.98 and to purchase a property located in San Bernadino County, California, known as the Pisgah property.

During November, 1997 the Board approved the sale of 124,683 restricted common shares to various investors.

During December, 1997 the Board approved the issuance of 42,000 restricted common shares in return for services rendered.

1998

In July, 1998 the Board approved the issuance 122,000 restricted common shares to various investors.

In October, 1998 the Board approved the sale of 172,450 restricted common shares to various investors.

During December, 1998 the Board approved the sale of 263,059 restricted common shares to various investors.

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

1999

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

On March 10, 1999 the Board approved the sale of 295,500 shares of Can-Cal common stock to various investors.

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

2000

On February 27, 2000, the Board of Directors approved the sale of 500,000 shares of common stock to three of its directors (all of whom reside in Canada), an offshore trust and another person affiliated with the Company.

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

In July 2000 the Board of Directors authorized the sale of 74,009 shares of its common stock to eight persons, all of whom reside outside the United States. During the third quarter 46,670 shares were sold and the remaining 27,339 shares were sold during the fourth quarter. All of those shares were issued on December 15, 2000.

2001

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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

2002

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

During September 2002, the Company issued 32,281 shares of the Company's common stock for $5,500 in cash related to the Dutchess Private Equities Fund, net of offering costs of $200, and issued 30,000 shares to Joseph B. LaRocco, attorney for Dutchess Fund and DRH Investment Company, LLC for legal services to such entities.

During October 2002, the Company issued 35,679 shares of the Company's common stock for $4,600 in cash related to the Dutchess Private Equities Fund, net of offering costs of $700.

In November 2002, the Company issued 52,292 restricted common shares to four individuals in exchange for various services, valued at approximately $9,900.

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)
2003

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

During 2003, 364,305 restricted common shares were issued in conversion of $35,000 principal and interest on a debenture held by Dutchess Fund. The conversion prices were $0.099 for 50,710 shares ($5,000 of the debenture); $0.112 for 44,643 shares ($5,000 of the debenture); $0.061 for 81,433 shares ($5,000 of the debenture); $0.067 for 75,075 shares ($5,000 of the debenture); and $0.1334 for 112,444 shares ($15,000 of the debenture). All of the prices were determined by the conversion formula in the debenture (80% of the average bid prices for the three lowest (out of 15) trading days before conversion. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

During 2003, 205,166 restricted common shares in payment of $31,500 of services by Luis Vega, consulting geologist. The per share price was determined by dividing the amount owed by the average closing price of the company's stock for each day's service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

On March 14, 2003, 24,960 restricted common shares were issued to Catherine Nichols, a Canadian resident, for marketing services amounting to $5,000. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

During the period from July 15 to December 31, 2003, 112,326 restricted common shares in payment of $22,250 of investor relations services by Jeffrey Whitford, a Canadian resident who is a consultant to the company. The price per share was based on the average monthly closing share prices for the period. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

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

2004

During 2004, 2,255,586 restricted common shares were issued to 107 Canadian residents or companies controlled and owned by Canadian resident investors for $431,425 and 10,000 restricted common shares were issued to one U.S. resident investor for $2,000 (245,000 shares were priced at $0.18 per share, 1,620,131 shares were priced at $0.20 per share, 261,200 shares were priced at $0.25 per share, and 139,255 shares were issued as a 25% premium on the conversion of warrants, representing premiums of up to 25% and discounts ranging from 0% to approximately 25% from market prices at the time of issuance). With respect to 1,319,308 of these restricted common shares, the investors were also issued warrants to purchase 1,259,308 additional restricted common shares at $0.25 per share and 60,000 additional restricted common shares at $0.20 per share. With respect to 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.25, and with respect to another 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.50 per share. Of these, we also sold 5,000 shares to a director of the Company for proceeds of $1,000 and issued warrants to purchase 5,000 restricted common shares, exercisable at $0.25 per share for a two year period. All warrants will expire two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

During 2004, 702,760 restricted common shares were issued in conversion of $99,657 principal and interest on a debenture held by Dutchess Fund. The conversion prices were $0.216 for 92,593 shares ($20,000 of the debenture); $0.160 for 31,250 shares ($5,000 of the debenture); $0.144 for 34,722 shares ($5,000 of the debenture); $0.128 for 544,195 shares ($69,657 of the debenture). All of the prices were determined by the conversion formula in the debenture (80% of the average bid prices for the three lowest (out of 15) trading days before conversion). These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

During 2004, 215,336 restricted common shares were issued in payment of $40,932 of services by Luis Vega, consulting geologist. The price per share was determined by dividing the amount owed by the average closing price of the company's stock for each day's service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

During 2004, 15,367 restricted common shares were issued in payment of accounts payable amounting to $3,842. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

During 2004, 87,388 restricted common shares were issued to Terry Brown, a Mexican resident, for technical consulting services amounting to $15,247. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by Regulation S of the 1933 Act.

On March 1, 2004, in connection with the conversion of $82,687 in notes payable and $225,595 in accrued officers' salary payable, we issued 1,233,127 restricted common shares at $0.25 per share and 1,233,127 warrants, with an exercise price of $0.30 and expiring on March 1, 2006, to two officers, two directors, and a former director and his insurance agency. These persons and the insurance agency are accredited investors.

2005

During the twelve months ended December 31, 2005, we sold 712,500 restricted common shares to 21 Canadian residents for a total of $142,500, and issued warrants to purchase 712,500 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions in reliance on the exemption from registration with the SEC provided by Regulation S.

A prior U.S. shareholder exercised other warrants, at exercise prices ranging from $0.22, for proceeds of $11,000, which resulted in the issuance of 50,000 restricted common shares. These securities were issued in private transactions in reliance on the exemption available under Section 4(2) of the 1933 Act.

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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

2006

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

We also issued, for services, 8,500 restricted common shares for a total value of $2,325 and these securities were issued to one U.S. resident in reliance on the exemption provided by Section 4(2) of the 1933 Act.

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

On July 3, 2006, an officer of the Company elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company's common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,932 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company's common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

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

2007

During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,534 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 to $.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

On April 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore there has been no impact on the Company’s net loss.

On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.

Can-Cal Resources Ltd.
(An Exploration Stage Company)
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

The following table summarizes the Company's option activity related to employees and consultants:

		Weighted
		Average
	Options	Exercise
	Outstanding	Price
Balance, January 1, 2006	900,000	$0.16
Granted	1,000,000	0.20
Cancelled	—	—
Exercised	—	—
Expired	900,000	0.16
Balance, December 31, 2006	1,000,000	0.20
Granted	—	—
Cancelled	—	—
Exercised	—	—
Expired	—	—
Balance, December 31, 2007	1,000,000	$0.20

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

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price

Balance, January 1, 2006	2,521,808	$0.24
Granted	2,348,213	0.35
Cancelled	—	—
Exercised	223,872	0.25
Expired	1,585,436	0.29
Balance, December 31, 2006	3,060,713	0.31
Granted	492,795	0.59
Cancelled	—	—
Exercised	745,372	0.25
Expired	50,000	0.25
Balance, December 31, 2007	2,758,136	$0.31

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007
(Audited)

The following table summarizes the Company's warrant activity not related to the sale of common stock:

		Weighted
		Average
	Warrants	Exercise
	Outstanding	Price

Balance, January 1, 2006	1,312,070	$0.30
Granted	613,535	0.25
Cancelled	—	—
Exercised	—
Expired	1,298,495	0.30
Balance, December 31, 2006	627,110	$0.25
Granted	—	—
Cancelled	—	—
Exercised	—	—
Expired	173,575	0.25
Balance, December 31, 2007	453,535	$0.25

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

Our Chief Executive Officer, Ron Sloan has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Sloan concluded that our disclosure controls and procedures are effective in timely alerting him to material financial information relating to us which is required to be included in our periodic SEC filings.

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in the Securities Exchange Act of 1934. These internal controls are designed to provide reasonable assurance that the reported financial information is presented fairly, that disclosures are adequate and that the judgments inherent in the preparation of financial statements are reasonable. There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and overriding of controls. Consequently, an effective internal control system can only provide reasonable, not absolute, assurance, with respect to reporting financial information.

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

As a part of our year end review of our disclosure controls and procedures, we determined that several of our procedures require additional documentation and sufficient testing was not able to be conducted. We are implementing additional documentation and testing procedures in order to provide a more comprehensive analysis. We plan to rectify these deficiencies by implementing an independent board of directors and audit committee to provide oversight and review of our financial reporting and audit processes. In addition, we plan to hire a consulting firm to assist in improving the Company’s internal control system based on the COSO framework. Furthermore, we also intend to hire qualified personnel in an effort to implement the necessary segregations of duties as the required resources become available.

Despite the deficiencies reported above, the Company’s management believes that its financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report. (b) Report of Independent Registered Public Accounting Firm: This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting pursuant to Smaller Reporting Company rules of the Securities and Exchange Commission.

The Company is not an "accelerated filer" for the 2007 fiscal year because it is qualified as a "small business issuer". Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-KSB does not include an attestation report of our registered public accounting regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-KSB.

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

SUMMARY COMPENSATION TABLE

							Long Term Compensation
		Annual Compensation				Awards		Payouts
(a)	(b)	(c)		(d)	(e)	(f)	(g)	(h)	(i)
Name					Other				All Other
and					Annual	Restricted		LTIP	Compen-
Principal					Compen-	Stock	Options/	Payouts	sation
Position	Year	Salary		Bonus	sation	Awards	SARs(#)1	($)	($)(2)
Ronald D. SloanTreasurer (CEO until April 25, 2003 President & later CEO As of May 10, 2005)	2007	$120,000	**	$-0-	$-0-	-0-	-0-	$-0-	$-0-
	2006	$105,000	**	$-0-	$-0-	-0-	500,000	$-0-	$-0-
	2005	$60,000	**	$-0-	$-0-	-0-	-0-	$-0-	$-0-

Anthony F. Ciali	2007	$-0-		$-0-	$-0-	-0-	-0-	$-0-	$42,000
(former CEO and President)	2006	$-0-		$-0-	$-0-	-0-	-0-	$-0-	$-0-
	2005	$51,668	*	$-0-	$-0-	-0-	-0-	$-0-	$-0-

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

Option Grants to Executive Officers in 2007

Number of
	Shares Under-	Percent
	Lying Options	of All Options
	Grant Date	Granted to		Exercise	Expiration
Name	Granted	Executive Officers	Price	Date	Pres. Value

Ronald D. Sloan	-0-	-0-	-0-	N/A	N/A
John Brian Wolfe	-0-	-0-	-0-	N/A	N/A
James Dacyszyn	-0-	-0-	-0-	N/A	N/A

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

	Name and Address	Amount and Nature
Title of Class	of Beneficial Owner	of Beneficial Owner		Percent of Class

Common stock	Ronald D. Sloan*	$2,260,785	(1)	9.2%
	4312-212 Street
	Langley, B.C., Canada

Common Stock	John Brian Wolfe*	1,018,211	(2)	4.1%
	3157 Silver Throne Drive
	Coquitlam, B.C., Canada

Common Stock	James Dacyszyn*	1,018,050	(3)	4.1%
	#64, 9703-41 Avenue
	Edmonton, A.B., Canada

Common Stock	All Officers and Directors as a group	$4,297,046		17.4%

*	Director
(1)	Includes 500,000 shares underlying options. Does not include 970,354 shares underlying warrants which have expired.
(2)	Includes 53,890 shares underlying warrants and 125,000 shares underlying options.
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

Equity Plan Compensation Information - Information about Compensation Plans as of December 31, 2007:

Plan category	Number of securities to be issued upon exercise of outstanding options	Weighted average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders (shares reserved)	900,000	$0.20	600,000

2003 Qualified ISOP (1,500,000 shares)			1,500,000

Equity compensation plans not approved by security holders

None

Total	900,000	$0.20	2,100,000

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

(7) De Joya Griffith & Company, LLC was retained as the new auditing firm by the Board of Directors as of July 15, 2005, and has provided auditing services since that time. De Joya Griffith & Company, LLC billed us as follows for the years ended December 31, 2007 and 2006:

Year Ended	December 31, 2007	December 31, 2006

Audit Fees (a)	$23,000	$18,230

Audit Related Fees (b)	$-0-	$-0-

Tax Fees (c)	$1,000	$1,000

All Other Fees (d):	$-0-	$-0-

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

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

Date: April 15, 2008	By:	/s/ John Brian Wolfe
John Brian Wolfe, Director

Date: April 15, 2008	By:	/s/ James Dacyszyn
James Dacyszyn, Director

Date: April 15, 2008	By	/s/ Ronald D. Sloan
Ronald D. Sloan, Director