Form 10-Q/A
period 2008-03-31
CAN CAL RESOURCES LTD
filed 2008-09-19
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal quarter ended March 31, 2008

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the transition period from ________ to ________.

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A (“Form 10-Q/A”) for the fiscal quarter ended March 31, 2008 is filed to amend the following:

•
The statements of operations and statements of cash flows, as well as footnotes #1 and #4, within Item 7 of Part I have been amended to present the Company’s financial statements in accordance with the required presentation. As an Exploration Stage Company, under paragraph 11 of SFAS 7 the Company has to include certain unaudited “inception to date” amounts.

•	Item 4T of Part I to comply with items 307 and 308(c) of the Regulation S-B which require that we conclude on the effectiveness of our disclosure controls and procedures.

Events have taken place that would have been reflected in the original Form 10-Q if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to May 20, 2008.

CAN CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
MARCH 31, 2008 QUARTERLY REPORT ON FORM 10-Q

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEET
(UNAUDITED)

March 31,
2008
ASSETS
Current assets
Cash	$21,260
Other current assets	1,995
Total current assets	23,255

Fixed assets, net	64,951

Other assets, net	446,915

Total assets	$535,121

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$19,303
Accrued interest	324,830
Accrued officer salary	130,149
Accrued payroll taxes	1,640
Notes payable, related parties	382,550
Unearned revenues	3,750
Total current liabilities	862,222

Total liabilities	862,222
Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 24,587,753 shares issued and outstanding	24,588
Additional paid-in capital	7,831,503
Accumulated deficit	(8,183,192)
Total stockholders' deficit	(327,101)

Total liabilities and stockholders' deficit	$535,121

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		March 22, 1995
	March 31,		(Inception)
	2008	2007	to March 31, 2008

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses
Exploration costs	17,914	47,308	386,441
Depreciation	2,997	2,205	223,322
General and administrative	56,995	48,494	5,814,021
Officer compensation	30,992	31,166	642,168
Total operating expenses	108,898	129,173	7,065,952

Loss from operations	(108,898)	(129,173)	(7,083,852)

Other income (expense)
Other income from legal judgement	-	-	47,200
Interest income	98	3,454	52,886
Rental revenue	9,925	5,625	241,925
Gain (loss) on sale of fixed assets	-	-	26,801
Interest expense	(13,804)	(14,580)	(994,552)
Total other income (expense)	(3,781)	(5,501)	(625,740)

Loss before provision for income taxes	(112,679)	(134,674)	(7,709,592)

Provision for income taxes	-	-	-

Net loss from continuing operations	-	-	(7,709,592)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)

Net loss	$(112,679)	$(134,674)	$(8,183,192)

Basic loss per common share	$(0.00)	$(0.01)

Basic weighted average common shares outstanding	24,581,984	23,683,895

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Foreign
	Common Stock		Additional		Currency		Total
	Number of		Paid-in		Translation	Accumulated	Stockholders'
	Shares	Amount	Capital	Unamortized	Adjustment	(Deficit)	(Deficit)

Balance March 22, 1995	-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-
Net loss						(1,000)	(1,000)

Balance December 31, 1995	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	625,000	-	-	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	497,900	497,900
Net loss						(497,000)	(497,000)

Balance December 31, 1996	3,441,217	3,400	625,000	-	-	(100)	628,300

Common shares issued for services	3,006,435	3,000	1,051,400	-	-	-	1,054,400
Net loss						(1,044,700)	(1,044,700)

Balance December 31, 1997	6,447,652	6,400	1,676,400	-	-	(1,044,800)	638,000

Common shares issued for cash	557,509	600	211,200	-	-	-	211,800
Foreign currency translation adjustment	-	-	-	-	8,500	-	8,500
Net loss						(353,000)	(353,000)

Balance December 31, 1998	7,005,161	7,000	1,887,600	-	8,500	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	572,600	-	-	-	573,800
Foreign currency translation adjustment	-	-	-	-	(11,800)	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	3,300	-	3,300
Prior period Adjustment	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	116,400	116,400
Net loss						(1,038,500)	(1,038,500)

Balance December 31, 1999	8,253,782	8,200	2,460,200	-	-	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	948,400	-	-	-	949,600
Net loss						(962,500)	(962,500)

Balance December 31, 2000	9,372,791	9,400	3,408,600	-	-	(3,267,400)	150,600

Common shares issued for cash	785,947	800	81,500	-	-	-	82,300
Net loss						(704,500)	(704,500)

Balance December 31, 2001	10,158,738	10,200	3,490,100	-	-	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	269,900	-	-	-	271,000
Common shares issued for services	92,292	100	23,800	-	-	-	23,900
Options granted for services	-	-	7,100	-	-	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	119,500	-	-	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	16,700	(16,700)	-	-	-
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	13,500	(13,500)	-	-	-
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	20,500	-	-	-	20,500
Amortization of loan fees	-	-	-	8,200	-	-	8,200
Net loss						(709,300)	(709,300)

Balance December 31, 2002	11,683,987	11,700	3,961,100	(22,000)	-	(4,681,200)	(730,400)

Common shares issued for cash	823,410	800	163,900	-	-	-	164,700
Common shares issued for services	381,260	400	63,800	-	-	-	64,200
Options granted for services	-	-	61,300	-	-	-	61,300
Common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	-	-	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	38,300	-	-	-	38,300
Amortization of loan fees	-	-	-	15,000	-	-	15,000
Net loss						(711,100)	(711,100)

Balance December 31, 2003	13,252,962	13,300	4,366,300	(7,000)	-	(5,392,300)	(1,019,700)

Common shares issued for cash	1,564,311	1,600	306,400	-	-	-	308,000
Common shares issued for exercise of warrants	701,275	700	124,900	-	-	-	125,600
Common shares issued for services	390,224	400	73,800	-	-	-	74,200
Warrants granted for services	-	-	12,200	-	-	-	12,200
Interest expense for warrants granted	-	-	280,200	-	-	-	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	228,500	-	-	-	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	99,000	-	-	-	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	82,400	-	-	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	17,600	-	-	-	17,600
Amortization of loan fees	-	-	-	7,000	-	-	7,000
Net loss						(1,030,500)	(1,030,500)

Balance December 31, 2004	17,860,026	17,900	5,591,300	-	-	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	152,700	-	-	-	153,500
Common shares issued for exercise of warrants	349,545	300	69,500	-	-	-	69,800
Net loss						(421,800)	(421,800)

Balance December 31, 2005	18,972,071	19,000	5,813,500	-	-	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	-	-	-	644,500
Common warrants exercised for cash	174,000	200	43,300	-	-	-	43,500
Common shares issued for services	19,500	-	5,000	-	-	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	80,600	-	-	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	11,800	-	-	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	41,700	-	-	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	399,000	-	-	-	400,000
Option granted to officers and directors	-	-	123,500	-	-	-	123,500
Warrants granted for services	-	-	2,200	-	-	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	65,400	-	-	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	9,600	-	-	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	40,000	-	-	-	40,000
Net loss						(621,000)	(621,000)

Balance December 31, 2006	23,263,086	23,264	7,277,736	-	-	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	188,698	-	-	-	189,190
Common warrants exercised for cash	745,372	745	185,598	-	-	-	186,343
Common shares issued for services	4,000	4	2,010	-	-	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	21,950	-	-	-	22,000
Debt forgiveness, related party	-	-	147,419	-	-	-	147,419
Net loss						(604,913)	(604,913)

Balance December 31, 2007	24,555,253	24,555	7,823,411	-	-	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	8,092	-	-	-	8,125
Net loss						(112,679)	(112,679)

Balance, March 31, 2008	24,587,753	$24,588	$7,831,503	$-	$-	$(8,183,192)	$(327,101)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended		March 22, 1995
	March 31,		(Inception) to
	2008	2007	December 31, 2007
Cash flows from operating activities:
Net loss	$(112,679)	$(134,674)	$(8,183,192)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	2,997	2,205	240,322
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	-	409,314
Stock issued for financing and interest	-	-	523,200
Beneficial conversion feature on convertible debenture	-	-	25,200
Common stock issued in lieu of accrued wages, related party	-	-	-
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Stock options granted officers and consultants	-	-	123,500
Loss on foreign currency transalation	-	-	8,500
Decrease (increase) in assets:
Accounts receivable	-	3,649	-
Other current assets	(1,995)	-	(92,695)
Other assets	(1,248)	(34)	(3,143)
Increase (decrease) in liabilities:
Accounts payable	(9,096)	(8,627)	19,303
Accrued interest	13,510	13,792	324,830
Accrued officer salary	19,497	(5,206)	130,149
Accrued payroll taxes	(20,213)	(186)	1,640
Unearned revenues	(5,625)	(5,625)	3,750
Net cash used by operating activities	(114,852)	(134,706)	(5,620,823)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of fixed assets	-	(20,000)	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	-	26,100
Net cash used by investing activities	-	(20,000)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	-	689,900
Principal payments on notes payable	-	-	(689,900)
Proceeds from borrowing on notes payable, related parties	22,000	-	709,800
Principal payments on notes payable, related parties	-	(3,976)	(327,250)
Proceeds from issuance of common stock	8,125	212,743	6,766,377
Net cash provided by financing activities	30,125	208,767	7,148,927

Net increase (decrease) in cash	(84,727)	54,061	21,260
Cash, beginning of period	105,987	419,700	-

Cash, end of period	$21,260	$473,761	$21,260

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$146,228
Cash paid for interest	$-	$-	$-

See Accompanying Notes to Financial Statements

ITEM 2. NOTES TO FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $8,183,192 and used net cash in operations of $5,620,823 for the period from inception (March 22, 1995) through March 31, 2008. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists to sample and assess the mining viability of the Company’s claims.

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

3.	NOTES PAYABLE, RELATED PARTIES

Notes payable consisted of the following as of March 31, 2008:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments, matured November 2005 (currently in default)	$300,000
Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured February 2008 (currently in default)	25,114
Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured January 2008 (currently in default)	35,436
Unsecured promissory note payable to a stockholder, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing March 10, 2009	22,000
Current portion (amounts due within one year)	$382,550

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

2008

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

Operating lease – The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

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

EXPENSES:

	Three Months Ended
	March 31,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$17,914	$47,308	$(29,394)	(62)%
Depreciation	2,997	2,205	792	36%
General & administrative expenses	56,995	48,494	8,501	18%
General & administrative expenses, related party	30,992	31,166	(174)	(1)%
Total operating expenses	108,898	129,173	(20,275)	(16)%
Loss from operations	(108,898)	(129,173)	(20,275)	(16)%

Other income (expense):
Interest income	98	3,454	(3,356)	(97)%
Rental revenue	9,925	5,625	4,300	76%
Interest expense	(13,804)	(14,580)	(776)	(5)%
Total other income (expense)	(3,781)	(5,501)	(1,720)	(31)%
Net loss	$(112,679)	$(134,674)	$(21,995)	(16)%

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

(D) LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2008 compared to December 31, 2007.

	March 31,	December 31,	INCREASE / (DECREASE)
	2008	2007	$	%
Current Assets	$23,255	$105,987	$(82,732)	(78)%
Current Liabilities	$862,222	$842,149	$20,073.02%
Working Capital (deficit)	$(836,967)	$(736,162)	$100,805	14%

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