Form 10-Q/A
period 2008-06-30
CAN CAL RESOURCES LTD
filed 2008-09-19
CIK 1083848

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

EXPLANATORY NOTE

This quarterly report on Form 10-Q/A (“Form 10-Q/A”) for the fiscal quarter ended June 30, 2008 is filed to amend the following:

•
Footnote #6, within Item 7 of Part I to present the Company’s financial statements in accordance with the required presentation. As an Exploration Stage Company, under paragraph 11 of SFAS 7 the Company has to include certain unaudited “inception to date” amounts, including the details of all the terms of each stock issuance from inception.

•	To remove extraneous pages #8 and #9 that were mistakenly included in the filing during submission.

Events have taken place that would have been reflected in the original Form 10-Q if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to August 20, 2008.

CAN CAL RESOURCES, LTD.
(An Exploration Stage Company)

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

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Foreign
	Common Stock		Additional		Currency		Total
	Number of		Paid-in		Translation	Accumulated	Stockholders'
	Shares	Amount	Capital	Unamortized	Adjustment	(Deficit)	(Deficit)

Balance March 22, 1995	-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-
Net loss						(1,000)	(1,000)

Balance December 31, 1995	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	625,000	-	-	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	497,900	497,900
Net loss						(497,000)	(497,000)

Balance December 31, 1996	3,441,217	3,400	625,000	-	-	(100)	628,300

Common shares issued for services	3,006,435	3,000	1,051,400	-	-	-	1,054,400
Net loss						(1,044,700)	(1,044,700)

Balance December 31, 1997	6,447,652	6,400	1,676,400	-	-	(1,044,800)	638,000

Common shares issued for cash	557,509	600	211,200	-	-	-	211,800
Foreign currency translation adjustment	-	-	-	-	8,500	-	8,500
Net loss						(353,000)	(353,000)

Balance December 31, 1998	7,005,161	7,000	1,887,600	-	8,500	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	572,600	-	-	-	573,800
Foreign currency translation adjustment	-	-	-	-	(11,800)	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	3,300	-	3,300
Prior period Adjustment	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	116,400	116,400
Net loss						(1,038,500)	(1,038,500)

Balance December 31, 1999	8,253,782	8,200	2,460,200	-	-	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	948,400	-	-	-	949,600
Net loss						(962,500)	(962,500)

Balance December 31, 2000	9,372,791	9,400	3,408,600	-	-	(3,267,400)	150,600

Common shares issued for cash	785,947	800	81,500	-	-	-	82,300
Net loss						(704,500)	(704,500)

Balance December 31, 2001	10,158,738	10,200	3,490,100	-	-	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	269,900	-	-	-	271,000
Common shares issued for services	92,292	100	23,800	-	-	-	23,900
Options granted for services	-	-	7,100	-	-	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	119,500	-	-	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	16,700	(16,700)	-	-	-
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	13,500	(13,500)	-	-	-
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	20,500	-	-	-	20,500
Amortization of loan fees	-	-	-	8,200	-	-	8,200
Net loss						(709,300)	(709,300)

Balance December 31, 2002	11,683,987	11,700	3,961,100	(22,000)	-	(4,681,200)	(730,400)

Common shares issued for cash	823,410	800	163,900	-	-	-	164,700
Common shares issued for services	381,260	400	63,800	-	-	-	64,200
Options granted for services	-	-	61,300	-	-	-	61,300
Common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	-	-	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	38,300	-	-	-	38,300
Amortization of loan fees	-	-	-	15,000	-	-	15,000
Net loss						(711,100)	(711,100)

Balance December 31, 2003	13,252,962	13,300	4,366,300	(7,000)	-	(5,392,300)	(1,019,700)

Common shares issued for cash	1,564,311	1,600	306,400	-	-	-	308,000
Common shares issued for exercise of warrants	701,275	700	124,900	-	-	-	125,600
Common shares issued for services	390,224	400	73,800	-	-	-	74,200
Warrants granted for services	-	-	12,200	-	-	-	12,200
Interest expense for warrants granted	-	-	280,200	-	-	-	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	228,500	-	-	-	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	99,000	-	-	-	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	82,400	-	-	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	17,600	-	-	-	17,600
Amortization of loan fees	-	-	-	7,000	-	-	7,000
Net loss						(1,030,500)	(1,030,500)

Balance December 31, 2004	17,860,026	17,900	5,591,300	-	-	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	152,700	-	-	-	153,500
Common shares issued for exercise of warrants	349,545	300	69,500	-	-	-	69,800
Net loss						(421,800)	(421,800)

Balance December 31, 2005	18,972,071	19,000	5,813,500	-	-	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	-	-	-	644,500
Common warrants exercised for cash	174,000	200	43,300	-	-	-	43,500
Common shares issued for services	19,500	-	5,000	-	-	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	80,600	-	-	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	11,800	-	-	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	41,700	-	-	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	399,000	-	-	-	400,000
Option granted to officers and directors	-	-	123,500	-	-	-	123,500
Warrants granted for services	-	-	2,200	-	-	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	65,400	-	-	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	9,600	-	-	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	40,000	-	-	-	40,000
Net loss						(621,000)	(621,000)

Balance December 31, 2006	23,263,086	23,264	7,277,736	-	-	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	188,698	-	-	-	189,190
Common warrants exercised for cash	745,372	745	185,598	-	-	-	186,343
Common shares issued for services	4,000	4	2,010	-	-	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	21,950	-	-	-	22,000
Debt forgiveness, related party	-	-	147,419	-	-	-	147,419
Net loss						(604,913)	(604,913)

Balance December 31, 2007	24,555,253	24,555	7,823,411	-	-	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	8,092	-	-	-	8,124
Net loss						(112,679)	(112,679)

Balance, March 31, 2008	24,587,753	24,588	7,831,503	-	-	(8,183,192)	(327,102)

Net loss						(137,409)

Balance, June 30, 2008	24,587,753	$24,588	$7,831,503	$-	$-	$(8,320,601)	$(327,102)

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