Form 10-Q
period 2008-09-30
CAN CAL RESOURCES LTD
filed 2008-11-14
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒     Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.

For the fiscal quarter ended September 30, 2008

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding on November 14, 2008
Common Stock, Par Value $.001	24,587,753

Transitional Small Business Disclosure Format (Check one): Yes ☐   No ☒

CAN CAL RESOURCES, LTD.
SEPTEMBER 30, 2008 QUARTERLY REPORT ON FORM 10-Q

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

PART I.  FINANCIAL INFORMATION
Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$51,322	$105,987
Other current assets	12,095	—
Total current assets	63,417	105,987

Property, equipment and mineral interests (net of accumulated depreciation of $134,888 and $125,894)	502,727	511,720
Other assets, net	1,895	1,895
Total assets	$568,039	$619,602

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable	$31,617	$28,399
Accrued interest	357,243	311,320
Accrued officer salary	181,689	110,652
Accrued payroll taxes	1,280	21,853
Notes payable, related parties	360,550	360,550
Notes payable	258,500	—
Unearned revenues	16,042	9,375
Total current liabilities	1,206,921	842,149
Total liabilities	1,206,921	842,149

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	—	—
Common stock; $0.001 par value; 100,000,000 shares authorized, 24,587,753 and 24,555,253 shares issued and outstanding, respectively	24,588	24,555
Additional paid-in capital	7,831,503	7,823,411
Accumulated deficit	(8,494,973)	(8,070,513)
Total stockholders' deficit	(638,882)	(222,547)
Total liabilities and stockholders' deficit	$568,039	$619,602

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		March 22, 1995 (Inception) to
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008
Material sales	$—	$—	$—	$—	$245,500

Cost of sales	—	—	—	—	263,400

Gross profit	—	—	—	—	(17,900)

Operating expenses
Exploration costs	45,622	46,588	84,527	149,532	453,054
Depreciation	2,998	1,277	8,993	7,297	229,318
General and administrative	108,446	64,631	251,086	173,375	6,008,112
Officer compensation	30,000	30,942	90,000	92,994	701,176
Total operating expenses	187,066	143,438	434,606	423,198	7,391,660

Loss from operations	(187,066)	(143,438)	(434,606)	(423,198)	(7,409,560)

Other income (expense)
Other income from legal judgement	—	—	—	—	47,200
Interest income	12	2,387	114	9,346	52,902
Rental revenue	31,019	5,625	57,633	16,875	289,633
Gain (loss) on sale of fixed assets	—	—	—	3,701	26,801
Interest expense	(18,337)	(14,169)	(47,601)	(43,057)	(1,028,349)
Total other income (expense)	12,694	(6,157)	10,146	(13,135)	(611,813)

Loss before provision for income taxes	(174,372)	(149,595)	(424,460)	(436,333)	(8,021,373)

Provision for income taxes	—	—	—	—	—

Net loss from continuing operations	(174,372)	(149,595)	(424,460)	$(436,333)	(8,021,373)

Income from discontinued operations
Income (loss) from discontinued operations	—	—	—	—	116,400
Gain (loss) on disposal of operations (net of taxes)	—	—	—	—	(590,000)

Net loss	$(174,372)	$(149,595)	$(424,460)	$(436,333)	$(8,494,973)

Basic loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Basic weighted average common shares outstanding	24,587,753	24,337,458	24,585,844	24,093,492

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statement of Stockholders' Equity (Deficit)
(Unaudited)

					Foreign
	Common Stock		Additional		Currency		Total
	Number of		Paid-in		Translation	Accumulated	Stockholders'
	Shares	Amount	Capital	Unamortized	Adjustment	(Deficit)	(Deficit)
Balance March 22, 1995	—	$—	$—	$—	$—	$—	$—
Common shares issued for services	—	—	—	—	—	—	—
Net loss						(1,000)	(1,000)
Balance December 31, 1995	—	—	—	—	—	(1,000)	(1,000)
Common shares issued for services	3,441,217	3,400	625,000	—	—	—	628,400
Prior period adjustment, investment in joint venture	—	—	—	—	—	497,900	497,900
Net loss						(497,000)	(497,000)
Balance December 31, 1996	3,441,217	3,400	625,000	—	—	(100)	628,300
Common shares issued for services	3,006,435	3,000	1,051,400	—	—	—	1,054,400
Net loss						(1,044,700)	(1,044,700)
Balance December 31, 1997	6,447,652	6,400	1,676,400	—	—	(1,044,800)	638,000
Common shares issued for cash	557,509	600	211,200	—	—	—	211,800
Foreign currency translation adjustment	—	—	—	—	8,500	—	8,500
Net loss						(353,000)	(353,000)
Balance December 31, 1998	7,005,161	7,000	1,887,600	—	8,500	(1,397,800)	505,300
Common shares issued for cash	1,248,621	1,200	572,600	—	—	—	573,800
Foreign currency translation adjustment	—	—	—	—	(11,800)	—	(11,800)
Realized foreign currency translation loss	—	—	—	—	3,300	—	3,300
Prior period Adjustment	—	—	—	—	—	15,000	15,000
Elimination of subsidiary upon disposal	—	—	—	—	—	116,400	116,400
Net loss						(1,038,500)	(1,038,500)
Balance December 31, 1999	8,253,782	8,200	2,460,200	—	—	(2,304,900)	163,500
Common shares issued for cash	1,119,009	1,200	948,400	—	—	—	949,600
Net loss						(962,500)	(962,500)
Balance December 31, 2000	9,372,791	9,400	3,408,600	—	—	(3,267,400)	150,600
Common shares issued for cash	785,947	800	81,500	—	—	—	82,300
Net loss						(704,500)	(704,500)
Balance December 31, 2001	10,158,738	10,200	3,490,100	—	—	(3,971,900)	(471,600)
Common shares issued for cash	1,093,280	1,100	269,900	—	—	—	271,000
Common shares issued for services	92,292	100	23,800	—	—	—	23,900
Options granted for services	—	—	7,100	—	—	—	7,100
Common shares issued for repayment of note payable, related party
in the amount of $119,800, including accrued interest of $71,800	309,677	300	119,500	—	—	—	119,800
Warrants granted for loan fees on
convertible notes payable, related party	—	—	16,700	(16,700)	—	—	—
Common shares issued for loan fees on
convertible notes payable, related party	30,000	—	13,500	(13,500)	—	—	—
Deemed interest on beneficial conversion
feature of notes payable, related party	—	—	20,500	—	—	—	20,500
Amortization of loan fees	—	—	—	8,200	—	—	8,200
Net loss						(709,300)	(709,300)
Balance December 31, 2002	11,683,987	11,700	3,961,100	(22,000)	—	(4,681,200)	(730,400)
Common shares issued for cash	823,410	800	163,900	—	—	—	164,700
Common shares issued for services	381,260	400	63,800	—	—	—	64,200
Options granted for services	—	—	61,300	—	—	—	61,300
Common shares issued for repayment of note payable, related party
in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	—	—	—	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	—	—	38,300	—	—	—	38,300
Amortization of loan fees	—	—	—	15,000	—	—	15,000
Net loss						(711,100)	(711,100)
Balance December 31, 2003	13,252,962	13,300	4,366,300	(7,000)	—	(5,392,300)	(1,019,700)
Common shares issued for cash	1,564,311	1,600	306,400	—	—	—	308,000
Common shares issued for exercise of warrants	701,275	700	124,900	—	—	—	125,600
Common shares issued for services	390,224	400	73,800	—	—	—	74,200
Warrants granted for services	—	—	12,200	—	—	—	12,200
Interest expense for warrants granted	—	—	280,200	—	—	—	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	228,500	—	—	—	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	99,000	—	—	—	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	82,400	—	—	—	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	—	—	17,600	—	—	—	17,600
Amortization of loan fees	—	—	—	7,000	—	—	7,000
Net loss						(1,030,500)	(1,030,500)
Balance December 31, 2004	17,860,026	17,900	5,591,300	—	—	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	152,700	—	—	—	153,500
Common shares issued for exercise of warrants	349,545	300	69,500	—	—	—	69,800
Net loss						(421,800)	(421,800)
Balance December 31, 2005	18,972,071	19,000	5,813,500	—	—	(6,844,600)	(1,012,100)
Common shares issued for cash	2,448,213	2,400	642,100	—	—	—	644,500
Common warrants exercised for cash	174,000	200	43,300	—	—	—	43,500
Common shares issued for services	19,500	—	5,000	—	—	—	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	80,600	—	—	—	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	11,800	—	—	—	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	41,700	—	—	—	41,900
Common shares issued for asset acquisition	1,000,000	1,000	399,000	—	—	—	400,000
Option granted to officers and directors	—	—	123,500	—	—	—	123,500
Warrants granted for services	—	—	2,200	—	—	—	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	—	—	65,400	—	—	—	65,400
Warrants granted in satisfaction of notes
payable-related parties	—	—	9,600	—	—	—	9,600
Warrants granted in satisfaction of convertible
debenture	—	—	40,000	—	—	—	40,000
Net loss						(621,000)	(621,000)
Balance December 31, 2006	23,263,086	23,264	7,277,736	—	—	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	188,698	—	—	—	189,190
Common warrants exercised for cash	745,372	745	185,598	—	—	—	186,343
Common shares issued for services	4,000	4	2,010	—	—	—	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	21,950	—	—	—	22,000
Debt forgiveness, related party	—	—	147,419	—	—	—	147,419
Net loss						(604,913)	(604,913)
Balance December 31, 2007	24,555,253	24,555	7,823,411	—	—	(8,070,513)	(222,547)
Common shares issued for cash	32,500	33	8,092	—	—	—	8,125
Net loss						(424,460)	(424,460)
Balance, September 30, 2008	24,587,753	$24,588	$7,831,503	$—	$—	$(8,494,973)	$(638,882)

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		March 22, 1995 (Inception) to September 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(424,460)	$(436,333)	$(8,494,973)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	8,993	7,297	246,318
Bad debts	—	—	207,100
(Gain) loss on sale of fixed assets	—	(3,701)	(6,501)
Stock based compensation	—	24,000	532,814
Stock issued for financing and interest	—	—	523,200
Beneficial conversion feature on convertible debts	—	—	25,200
Loss on disposal of investment property	—	—	938,600
Undistributed earnings of affiliate	—	—	(174,300)
Gain on discontinued operations	—	—	(116,400)
Loss on foreign currency translation	—	—	8,500
Decrease (increase) in assets:
Accounts receivable	—	3,600	—
Other current assets	(12,095)	—	(102,795)
Other assets	—	(10,000)	(1,895)
Increase (decrease) in liabilities:
Accounts payable	3,218	(11,973)	31,617
Accrued interest	45,923	35,310	357,243
Accrued officer salary	71,037	(68,331)	181,689
Accrued payroll taxes	(20,573)	—	1,280
Unearned revenues	6,667	5,600	16,042
Net cash used by operating activities	(321,290)	(454,531)	(5,827,261)

Cash flows from investing activities:
Purchase of investment property	—	—	(1,083,600)
Proceeds from sale of investment property	—	—	319,300
Purchase of property, equipment and mineral interests	—	(46,842)	(768,644)
Proceeds from sale of property, equipment and mineral interests	—	7,000	26,100
Net cash used in investing activities	—	(39,842)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	258,500	—	948,400
Principal payments on notes payable	—	—	(689,900)
Proceeds from notes payable, related parties	40,000	—	727,800
Principal payments on notes payable, related parties	(40,000)	(20,750)	(367,250)
Proceeds from issuance of common stock	8,125	326,355	6,766,377
Net cash provided by financing activities	266,625	305,605	7,385,427

Net increase (decrease) in cash	(54,665)	(188,768)	51,322
Cash, beginning of period	105,987	419,700	—

Cash, end of period	$51,322	$230,932	$51,322

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$—	$—

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB/A for the year ended December 31, 2007 of Can-Cal Resources Ltd (“the Company”).

The interim condensed financial statements present the balance sheets, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2008 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $8,494,973 and used net cash in operations of $5,827,261 for the period from inception (March 22, 1995) through September 30, 2008. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

2.	GOING CONCERN

The Company incurred a net loss of $424,460 for the nine months ending September 30, 2008. Also, the Company’s current liabilities exceed its current assets by $1,143,504 as of September 30, 2008. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of September 30, 2008:

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

The Company is in default of its semi-annual interest payments in the total amount of $328,000 from 2002 through the present on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest. Interest expense was $47,601 and $43,057 for the nine months ending September 30, 2008 and 2007, respectively.

4.	NOTES PAYABLE

Notes payable consisted of the following as of September 30, 2008:

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing June 25, 2009	$50,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing June 26, 2009	75,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing July 8, 2009	50,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing March 10, 2009	22,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing April 7, 2009	7,500

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing March 10, 2009	12,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing June 2, 2009	12,000

Unsecured promissory note payable, bearing interest at 8.0% per annum, and a default interest rate of 12.0% per annum, maturing June 6, 2009	30,000

Current portion (amounts due within one year)	$258,500

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

5.	ACCOUNTING PRONOUCEMENTS

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51” which applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but will affect only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. The statement is effective for annual periods beginning after December 15, 2008. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133,” (SFAS “161”) as amended and interpreted, which requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format provides a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted, but not expected.

In May 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60”. SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement is not expected to have a material effect on the Company’s financial statements.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
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

On October 27, 1997 the Board approved the issuance of 2,181,752 restricted common shares to ARUM, LLC to repay an existing debt of approximately $315,046 and to purchase a property located in San Bernadino County, California, known as the Pisgah property.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

During the period from July 5 to December 31, 2003, 33,600 restricted common shares were issued to pay $4,200 of legal services provided by Stephen E. Rounds, outside company counsel. The price per share was based on the average closing share price for the period during which the services were rendered. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

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

2008

During the three months ending March 31, 2008, the Company sold 32,500 restricted shares of common stock along with warrants to purchase an additional 32,500 shares of the Company’s common stock to various accredited Canadian and US citizens for total proceeds of $8,125. The warrants were fully vested, are exercisable at $0.35 per share, and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the Securities Act of 1933 (the “Securities Act”).

Previously issued warrants to purchase 2,309,535 shares of the Company’s common stock expired during the nine months ending, September 30, 2008.

7.	COMMITMENTS AND CONTINGENCIES

Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

8.	SUBSEQUENT EVENTS

On November 5, 2008, an Officer advanced the Company $40,000. The unsecured advance is due on demand and carries no interest rate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

(a) Plan of Operation.

Can-Cal Resources Ltd. is a public company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California, subject to the finalization of the current analytical program.

At November 10, 2008, we had approximately $48,815 cash available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(b) Results of Operations for the Three Months Ended September 30, 2008 and 2007.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2008 compared to September 30, 2007.

EXPENSES:

	Three Months Ended September 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$45,622	$46,588	$(966)	(2%)
Depreciation	2,998	1,277	1,721	135%
General & administrative expenses	108,446	64,631	43,815	68%
Officer compensation	30,000	30,942	(942)	(3%)
Total operating expenses	187,066	143,438	43,628	30%

Loss from operations	(187,066)	(143,438)	43,628	30%

Other income (expense):
Interest income	12	2,387	(2,375)	(99%)
Rental revenue	31,019	5,625	25,394	451%
Interest expense	(18,337)	(14,169)	4,168	29%
Total other income (expense)	12,694	(6,157)	18,851	(306%)

Net loss	$(174,372)	$(149,595)	$24,777	17%

Exploration costs

Exploration costs for the three months ended September 30, 2008 decreased by $966 or 2% from $46,588 for the three months ended September 30, 2007 to $45,622 for the three months ended September 30, 2008. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission, which has hindered our ability to raise capital. Once the Cease Trade Order is lifted we plan to seek the funding necessary to expand our exploration activities.

Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Losses will continue unless the Company sells one or more of its properties or locates and delineates reserves and initiates mining operations. If that occurs, the Company may capitalize certain of these aforementioned expenses.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and or exploration of its mineral properties.

Depreciation

Depreciation for the three months ended September 30, 2008 increased by $1,721 or 135% from $1,277 for the three months ended September 30, 2008 to $2,998 for the three months ended September 30, 2008. The increase is due to the additional depreciation on equipment purchased after September 30, 2007.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2008 increased by $43,815 or 68% from $64,631 for the three months ended September 30, 2007 to $108,466 for the three months ended September 30, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs, payroll and payroll taxes associated with moving some of the administrative functions in house, as well as increased legal costs associated with the Cease Trade Order.

Officer compensation

Officer compensation for the three months ended September 30, 2008 decreased by $942 or 3% from $30,942 for the three months ended September 30, 2007 to $30,000 for the three months ended September 30, 2008.

Total operating expenses

Total operating expenses for the three months ended September 30, 2008 increased by $43,628 or 30% from $143,438 for the three months ended September 30, 2007 to $187,066 for the three months ended September 30, 2008. The increase in total operating expenses was mainly a result of increased costs associated with the Cease Trade Order, including administrative and legal fees.

Other income (expense)

Interest income for the three months ended September 30, 2008 decreased by $2,375 or 99% from $2,387 for the three months ended September 30, 2007 to $12 for the three months ended September 30, 2008. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the three months ended September 30, 2008 compared to the same period in 2007.

Rental revenue for the three months ended September 30, 2008 increased by $25,394 or 451% from $5,625 for the three months ended September 30, 2007 to $31,019 for the three months ended September 30, 2008. Rental revenue relates to income derived from rental of the Company’s land for the purposes of filming movies or photo shoots. More photo shoots, including a television commercial, were performed during the three months ended September 30, 2008 compared to the same period in 2007.

Interest expense for the three months ended September 30, 2008 increased by $4,168 or 29% from $14,169 for the three months ended September 30, 2007 compared to $18,377 for the three months ended September 30, 2008 due to increased debts.

Net loss

Our net loss was $174,372 for the three months ended September 30, 2008 compared to a net loss of $149,595 for the three months ended September 30, 2007. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(c) Results of Operations for the Nine Months Ended September 30, 2008 and 2007.

The following table summarizes selected items from the statement of operations for the six months ended September 30, 2008 compared to September 30, 2007.

EXPENSES:

	Nine Months Ended September 30,
	2008	2007	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$84,527	$149,532	$(65,005)	(43%)
Depreciation	8,993	7,297	1,696	23%
General & administrative expenses	251,086	173,375	77,711	45%
Officer compensation	90,000	92,994	(2,994)	(3%)
Total operating expenses	434,606	423,198	11,408	3%

Loss from operations	(434,606)	(423,198)	11,408	3%

Other income (expense):
Interest income	114	9,346	(9,232)	(99%)
Rental revenue	57,633	16,875	40,758	242%
Loss on sale of equipment	—	3,701	(3,701)	(100%)
Interest expense	(47,601)	(43,057)	4,544	11%
Total other income (expense)	(10,146)	(13,135)	2,989	(23%)

Net loss	$(424,460)	$(436,333)	$11,873	(3%)

Exploration costs

Exploration costs for the nine months ended September 30, 2008 decreased by $65,005 or 43% from $149,532 for the nine months ended September 30, 2007 to $84,527 for the nine months ended September 30, 2008. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission, which has hindered our ability to raise capital. Once the Cease Trade Order is lifted we plan to seek the funding necessary to expand our exploration activities.

Unless the Company is able to establish the economic viability of its mining properties, the Company will continue writing off its expenses of exploration and testing of its properties. Losses will continue unless the Company sells one or more of its properties or locates and delineates reserves and initiates mining operations. If that occurs, the Company may capitalize certain of these aforementioned expenses.

The Company has no material commitments for capital expenditures other than expenditures it chooses to make with respect to testing and or exploration of its mineral properties.

Depreciation

Depreciation for the nine months ended September 30, 2008 increased by $1,696 or 23% from $7,297 for the nine months ended September 30, 2008 to $8,993 for the nine months ended September 30, 2008. The increase is due to the additional depreciation on equipment purchased after September 30, 2007.

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2008 increased by $77,711 or 45% from $173,375 for the nine months ended September 30, 2007 to $251,086 for the nine months ended September 30, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs and payroll and payroll taxes associated with moving some of the administrative functions in house, as well as, increased legal costs associated with the Cease Trade Order.

Officer compensation

Officer compensation for the nine months ended September 30, 2008 decreased by $2,994 or 3% from $92,994 for the nine months ended September 30, 2007 to $90,000 for the nine months ended September 30, 2008.

Total operating expenses

Total operating expenses for the nine months ended September 30, 2008 increased by $11,408 or 3% from $423,198 for the nine months ended September 30, 2007 to $434,606 for the nine months ended September 30, 2008. The increase is principally due to increased costs to maintain the office, including increased utility costs and payroll and payroll taxes associated with moving some of the administrative functions in house, as well as, increased legal costs associated with the Cease Trade Order.

Other income (expense)

Interest income for the nine months ended September 30, 2008 decreased by $9,232 or 99% from $9,346 for the nine months ended September 30, 2007 to $114 for the nine months ended September 30, 2008. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the nine months ended September 30, 2008 compared to the same period in 2007.

Rental revenue for the nine months ended September 30, 2008 increased by $40,758 or 242% from $16,875 for the nine months ended September 30, 2007 to $57,633 for the nine months ended September 30, 2008. Rental revenue relates to income derived from rental of the Company’s land for the purposes of filming movies or photo shoots. More photo shoots, as well as, television commercials were performed during the nine months ended September 30, 2008 compared to the same period in 2007.

Interest expense for the nine months ended September 30, 2008 increased by $4,544 or 11% from $43,057 for the nine months ended September 30, 2007 compared to $47,601 for the nine months ended September 30, 2008 due to increased debts.

Net loss

Our net loss was $424,460 for the nine months ended September 30, 2008 compared to a net loss of $436,333 for the nine months ended September 30, 2007. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(d) Liquidity and Capital Resources and Results of Operations

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2008 compared to December 31, 2007.

	September 30,	December 31,	Increase / (Decrease)
	2008	2007	$	%
Current Assets	$63,417	$105,987	$(42,570)	(40%)
Current Liabilities	$1,206,921	$842,149	$364,772	43%
Working Capital (deficit)	$(1,143,504)	$(736,162)	$407,342	55%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2008 and 2007, our operating and investing activities used cash of $321,290 and $454,531, respectively, while our financing activities provided cash of $266,625 and $305,605, respectively. We also used cash of $39,842 in investing activities during the nine months ended September 30, 2007. The cash used in operating activities was principally a result of the net loss we incurred.

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

Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2008, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. However, there can be no assurance that we will raise capital through any of these means.

Even if we are able to expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales, and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain. In addition, since our cash position has fallen we are finding it increasingly difficult to expand our operations. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability, particularly companies in rapidly evolving mining markets. Such risks include, but are not limited to, an evolving and untested business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the principal executive officer and principal financial officer of the Company concluded that the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

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

In connection with the British Columbia Securities Commission (BCSC) February 4, 2008 Cease Trade Order (“CTO”), the BCSC requested, and in July 2008 the Company obtained, technical reports prepared by a Qualified Person under National Instrument 43-01 “Standards of Disclosure for Mineral Projects” (“NI 43-101”). As a result of the tests, the Company withdraws its previously announced results in a press release dated August 28, 2006 and in its Company Newsletter of November 21, 2006 for its Wikieup and Pisgah projects, retracting its previous disclosure of mineral reserves, mineral resources, other estimates of tons and grade, and any other economic analyses of each of its mineral properties, including Wikieup and Pisgah.

Additionally, the BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company is cooperating with the requested production.

The BCSC, at the time of the BCSC order requiring the Company’s production of the NI 43-101 report, suspended trading of the Company’s stock in British Columbia until satisfactory completion of the 43-101 reports. The Company has met its obligations as to the technical reports under the BCSC order and is in the process of providing the information that the BSCS requested as it pertains to British Columbia investors of the Company, which the Company anticipates will result in the BCSC lifting the suspension of the trading of its stock.

ITEM 2. CHANGES IN SECURITIES.

The Company neither sold nor issued securities during the quarter ended September 30, 2008.

During the three months ended March 31, 2008, and prior to February 7, 2008, the Company sold 32,500 shares of restricted common stock and 32,500 warrants to purchase 32,500 shares of common stock to an accredited Canadian investor and one United States investor for a total of $8,125. The warrants are exercisable at a price of $0.35 per share and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

Previously issued warrants to purchase 2,309,535 shares of the Company's common stock expired during the three months ending September 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default on a note payable for $300,000 and its semi-annual interest payments of $328,000 for the years ended 2002 - 2007, and the nine months ended September 30, 2008. The Company is currently negotiating forbearance on collection of the principal and interest.

The Company is also in default on two notes payable to a stockholder, which matured in January 2008 and February 2008, respectively. The principal amount of each note is $25,114 and $35,436, with accrued interest of $2,367 and $3,339, respectively. Each note bears interest at 8.0% per annum and is secured by real property. The Company is currently negotiating forbearance on collection of the principal and interest of each note.

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

CAN-CAL RESOURCES LTD. (REGISTRANT)

Date: November 14, 2008	By:	/s/ Ronald D. Sloan
RONALD D. SLOAN, Chief Executive Officer and President