Form 10KSB/A
period 2006-12-31
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

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
(Restated)

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

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENT OF STOCKHOLDERS' DEFICIT
				Unamortized
				Loan Fees
				Related to
				Convertible
	Common Stock		Additional	Note		Total
	Number of		Paid-in	Payable-	Accumulated	Stockholders'
	Shares	Amount	Capital	Related Party	Deficit	Deficit

Balance December 31, 2003	13,252,962	$13,300	$4,366,300	$(7,000)	$(5,392,400)	$(1,019,800)

Common shares issued for cash	1,564,311	1,600	306,400	—	—	308,000

Exercise of warrants for cash	701,275	700	124,900	—	—	125,600

Common shares issued for services	390,224	400	73,800	—	—	74,200

Current period amortization of loan fees	—	—	—	7,000	—	7,000

Common shares issued in satisfaction of accounts payable and accrued liabilities	917,747	900	228,500	—	—	229,400

Common shares issued in satisfaction of notes payable-related parties	330,747	300	82,400	—	—	82,700

Common shares issued in satisfaction of convertible debenture, (including accrued interest of $14,700)	702,760	700	99,000	—	—	99,700

Interest expense for warrants granted	—	—	280,200	—	—	280,200

Warrants granted for services	—	—	12,200	—	—	12,200

Deemed interest expense related to conversion feature of note payable-related party	—	—	17,600	—	—	17,600

Net loss	—	—	—	—	(1,030,400)	(1,030,400)

Balance December 31, 2004	17,860,026	17,900	5,591,300	—	(6,422,800)	(813,600)

Common shares issued for cash	712,500	700	141,800	—	—	142,500

Common warrants issued for cash	50,000	100	10,900	—	—	11,000

Common shares issued for services	349,545	300	69,500	—	—	69,800

Net loss	—	—	—	—	(421,800)	(421,800)

Balance December 31, 2005	18,972,071	$19,000	$5,813,500	$—	$(6,844,600)	$(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	—	—	644,500

Common warrants issued for cash	174,000	200	43,300	—	—	43,500

Common shares issued for services	19,500	—	5,000	—	—	5,000

Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	80,600	—	—	81,000

Common shares issued in satisfaction of notes payable-related parties	56,821	100	11,800	—	—	11,900

Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	41,700	—	—	41,900

Common shares issued for asset acquisition	1,000,000	1,000	399,000	—	—	400,000

Option granted to officers and directors	—	—	123,500	—	—	123,500

Warrants granted for services	—	—	2,200	—	—	2,200

Warrants granted in satisfaction of accounts payable and accrued liabilities	—	—	65,400	—	—	65,400

Warrants granted in satisfaction of notes payable-related parties	—	—	9,600	—	—	9,600

Warrants granted in satisfaction of convertible debenture	—	—	40,000	—	—	40,000

Net loss	—	—	—	—	(621,000)	(621,000)

Balance December 31, 2006 (Restated)	23,263,086	$23,300	$7,277,700	$—	$(7,465,600)	$(164,600)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS

	For the year ended December 31,
	2006 (Restated)	2005
	(Audited)	(Audited)
Cash flows from operating activities:
Net loss	$(621,000)	$(421,800)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	72,600	69,800
Options granted officers and consultants	123,500	—
Depreciation and amortization	6,700	6,100
Stock issued for financing and interest	51,500	—
Beneficial conversion feature on convertible debenture	25,200	—
Changes in operating assets and liabilities:
Accounts receivable	(3,600)	5,800
Accounts payable	(23,600)	(48,500)
Accrued interest	23,500	51,600
Accrued officer salary payable	54,400	37,900
Accrued Payroll Taxes	(3,700)	111,500
Unearned revenues	—	900
Other current assets	—	(400)
Other assets	—	900
Net cash used by operating activities	(294,500)	(186,200)

Cash flows from investing activities:
Purchase of fixed assets	(5,800)	(1,000)
Purchase of mining claims	(19,700)	—
Net cash used by investing activities	(25,500)	(1,000)

Cash flows from financing activities:
Payment due to stockholder	(11,000)	(600)
Preceeds from convertible debenture	40,000	—
Proceeds from issuance of common stock	688,000	153,500
Proceeds from borrowing on notes payable-related parties	5,700	5,400
Principal payments on notes payable-related parties	—	(22,700)
Net cash provided by financing activities	722,700	135,600

Net increase (decrease) in cash	402,700	(51,600)

Cash, beginning of period	17,000	68,600

Cash, end of period	$419,700	$17,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$5,400
Cash paid for income taxes	$—	$—

Accrued interest added to principal on notes payable - related parties	$3,600	$7,300

Issuance of common stock for satisfaction of accounts payable and accrued liabilities	$81,000	$—

Issuance of common stock for services	$5,000	$69,800

Issuance of common stock for principal payment on notes payable-related parties	$11,932	$—

Issuance of common stock for conversion of convertible debenture, including accrued interest of $1,895	$41,895	$—

Issuance of common stock for mining claims	$400,000	$—

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
Notes To Financial Statements

1.	DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

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

Item 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Chief Executive Officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the 1934 Act. Based on this evaluation, the Chief Executive Officer concluded that there was a significant deficiency in the Company's disclosure controls and procedures relating to the reporting and disclosure of the value of certain mining claims that were purchased with 1,000,000 shares of the Company's common stock as were reported in the third quarter. A $381,500 adjustment to reduce other assets and additional paid in capital was incorrectly recorded in the original report as requested by our auditor in reliance on accounting guidance under SAB Topic 5(g), which valued the transaction based on the cost to maintain the claims, rather than the market price of the Company’s common stock at the time of issuance in accordance with SFAS 123(R). A subsequent review of the Company’s filings, however, necessitated the restatement of the Company’s December 31, 2006 form 10-KSB in order to value the transaction based on the market price of the Company’s common stock at the time of issuance under SFAS 123(R). The deficiency did not rise to the level of a material weakness in the internal controls over financial reporting. This deficiency was communicated to the Company's independent registered public accountants. The Company determined that this deficiency did not result in any omission of disclosures in, or misstatements to, the Company's financial statements for any periods prior to the year ended, December 31, 2006. Management has since been more diligent with regard to disputes over accounting guidance in order to remediate the above described deficiency. Based on this evaluation the CEO concluded that our disclosures on the controls and procedures were effective at the end of the period covered by the report.

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