Form 10-Q/A
period 2007-03-31
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A
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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) for the period ending March 31, 2007 is filed to amend the following:

•
Balance Sheet within item 1 of Part I, as well as, all related footnotes and references thereto, in order to restate the correction of an error as explained in Note 2 of the Notes to the Financial Statements.

•	Item 3 of Part I to revise the wording concerning management’s evaluation and attestation over the Company’s disclosure controls.
•	Exhibit 31 to revise the format of the Officer’s certification as required by 601(b)(31) of Regulation S-B.

Events have taken place that would have been reflected in the original Form 10-QSB if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to May 15, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD
BALANCE SHEET
(UNAUDITED)

March 31,
2007
ASSETS

Current assets
Cash	$473,761
Total current assets	473,761

Fixed assets, net	36,795

Other assets, net	430,634

Total assets	$941,190

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accrued interest	$273,466
Accrued officer salary	237,118
Accrued payroll taxes	107,471
Accounts payable	25,611
Notes payable-related parties	380,303
Unearned Revenues	3,750
Total current liabilities	1,027,719

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares authorized, 24,008,316 shares issued and outstanding	24,008
Additional paid-in capital	7,488,747
Subscription payable	1,000
Accumulated deficit	(7,600,284)
Total stockholders' deficit	(86,529)

Total liabilities and stockholders' deficit	$941,190

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006

Material sales	$-	$-

Cost of sales	-	-

Gross profit	-	-

Expenses
Beneficial conversion discount	-	8,400
Exploration costs	47,308	8,900
Depreciation	2,205	1,700
General and administrative expenses	48,494	46,500
General and administrative expenses - related party	31,166	15,000
Total operating expenses	129,173	80,500

Loss from operations	(129,173)	(80,500)

Other income (expense)
Interest income	3,454	100
Other income	-	2,000
Rental revenue	5,625	13,100
Interest expense	(14,580)	(20,400)
Total other income (expense)	(5,501)	(5,200)

Loss before provision for income taxes	(134,674)	(85,700)

Provision for income taxes	-	-

Net loss	$(134,674)	$(85,700)

Basic and diluted weighted average common shares outstanding	23,683,895	19,288,571

Basic and diluted loss per common share	$(0.01)	$(0.00)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities:
Net loss	$(134,675)	$(85,700)
Adjustments to reconcile net loss to net cash used by operating activities:
Stock based compensation	-	900
Depreciation and amortization	2,205	1,700
Beneficial conversion feature on convertible debenture	-	23,200
Changes in operating assets and liabilities:
Accounts receivable	3,649	(16,000)
Accounts payable	(8,627)	3,700
Accrued interest	13,793	11,600
Accrued officer salary payable	(5,206)	15,000
Accrued Payroll Taxes	(186)	-
Unearned revenues	(5,625)	10,900
Other current assets	-	(8,000)
Other assets	(381,534)	(1,900)
Net cash used by operating activities	(516,206)	(44,600)

Cash flows from investing activities:
Purchase of fixed assets	(20,000)	-
Net cash used in investing activities	(20,000)	-

Cash flows from financing activities:
Payment due to stockholder	-	(400)
Preceeds from convertible debenture	-	40,000
Proceeds from the exercise of warrants	151,843	-
Proceeds from subscritions payable	1,000	-
Proceeds from issuance of common stock	59,900	62,800
Principal payments on notes payable - related parties	(3,976)	(5,500)
Net cash provided by financing activities	208,767	96,900

Net increase (decrease) in cash	(327,439)	52,300
Cash, beginning of period	419,700	17,000

Cash, end of period	$92,261	$69,300

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Accrued interest added to principle on notes payable	$2,969	$2,600

See Accompanying Notes to Financial Statements

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

2	CORRECTION OF ERROR - ERROR RELATES TO A YEAR NOT PRESENTED IN THE COMPARATIVE FINANCIAL STATEMENTS

Other assets has been increased by $381,500 as of December 31, 2006 to correct an error made in 2006. The prior period error relates to our valuation of mineral rights acquired through the issuance of 1,000,000 shares of our $0.001 par value common stock. The error had no effect on net income. The following is a summary of the prior period adjustment:

Increase of previously reported other assets:
- unrecorded value of mineral rights acquired	$381,500

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance	$381,500

The effect on the Company’s previously issued March 31, 2007 financial statements are summarized as follows:

Consolidated Balance Sheet as of March 31, 2007

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$473,761	$-	$473,761
Total current assets	473,761	-	473,761

Fixed assets, net	36,795	-	36,795

Other assets, net	49,134	381,500	430,634

	$559,690	$381,500	$941,190

Current liabilities
Accrued interest	$273,466	$-	$273,466
Accrued officer salary	237,118	-	237,118
Accrued payroll taxes	107,471	-	107,471
Accounts payable	25,611	-	25,611
Notes payable - related parties	380,303	-	380,303
Unearned revenues	3,750	-	3,750
Total current liabilities	1,027,719	-	1,027,719

Commitments and contingencies	-	-	-

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	24,008	-	24,008
Additional paid-in capital	7,107,247	381,500	7,488,747
Accumulated deficit	(7,600,284)	-	(7,600,284)
Total stockholders’ deficit	(468,029)	381,500	(86,529)

	$559,690	$381,500	$941,190

3.	NOTES PAYABLE-RELATED PARTIES

Notes payable consisted of the following as of March 31, 2007:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of principal and interest payments totaling $556,000 but is currently negotiating forbearance on collection of the interest)	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing August 2007	36,878

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2007	34,051

Note payable to a stockholder , secured by real property, bearing interest at 8.0% per annum, maturing May 2007	9,374

Current portion (amounts due within one year)	$380,303

The Company is in default of its semi-annual interest payments of $ 256,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the three months ended March 31, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principal and interest.

4.	CHANGES IN STOCKHOLDERS' DEFICIT

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

On April 27, 2007 the Company entered into a settlement agreement for unpaid compensation with a former officer of the Company, whereby the Company has agreed to pay $3,500 per month for a period of twelve months and issue 50,000 shares of its par value common stock in exchange for a full release of all amounts previously due, approximately $138,000.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

(A)PLAN OF OPERATION.
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
2

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

The decreases in general and administrative expenses during the three- month period ended March 31, 2007 compared to the same period in 2006 were as follows:

-	Interest expenses decreased by $5,820 due to having no convertible debenture.

-	Beneficial conversion discount expense decreased by $8,400 due to having no convertible debenture.

The increases in general and administrative expenses during the three- month period ended March 31, 2007 compared to the same period in 2006 were as follows:

-	General office and administration expenses increased by $1,994 due to increased activity on the U.S. properties.

-	Officer salary expenses increased by $16,166 due to an increase in salary for Ronald Sloan.

-	Exploration costs increased by $38,408 due to increased activity on US properties.

-	Depreciation expenses increased by $505 due to the purchase of fixed assets.

Net cash used by operating activities amounted to $134,706 for the three-month period ended March 31, 2007 compared with approximately $44,600 for the same period in 2006, principally reflecting the increased level of general and administrative expenses and the increase in activity on US properties. The Company financed its activities principally through the issuance of restricted shares of common stock, which amounted to approximately $212,700 for the three- month period ended March 31, 2007 compared to approximately $62,800 for the same period in 2006.

3

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

4

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

The Company is in default of its semi-annual interest payments of $256,000 for the years ended 2002, 2003, 2004, 2005, 2006 and the three months ended March 31, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principal and interest.

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

5