Form 10-Q/A
period 2007-06-30
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

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

Check whether the issuer (1) filed all reports required to be filed by Section13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

Class	Outstanding on August 10, 2007
Common Stock, Par Value $.001.	24,350,538

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

EXPLANATORY NOTE

      This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) for the period ending June 30, 2007 is filed to amend the following:

•
Balance Sheet within item 1 of Part I, as well as, all related footnotes and references thereto, in order to restate the correction of an error as explained in Note 2 of the Notes to the Financial Statements.

•	Item 3 of Part I to revise the wording concerning management’s evaluation and attestation over the Company’s disclosure controls.

      Events have taken place that would have been reflected in the original Form 10-QSB if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to August 13, 2007.

CONTENTS

		PAGE NO.
PART I.	FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

	Condensed Balance Sheet (unaudited)	3
	Condensed Statements of Operations (unaudited)	4
	Condensed Statements of Cash Flows (unaudited)	5
	Notes to Condensed Financial Statements (unaudited)	6

ITEM 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8

ITEM 3.	Controls and Procedures	14

PART II.	OTHER INFORMATION

ITEM 1.	Legal Proceedings	14

ITEM 2.	Changes in Securities	14

ITEM 3.	Defaults Upon Senior Securities	15

ITEM 4.	Submission of Matters to a Vote of Security Holders	15

ITEM 5.	Other information	15

ITEM 6.	Exhibits and Reports on Form 8-K	15

	Signatures	15

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD
BALANCE SHEET
(UNAUDITED)

June 30,
2007
ASSETS
Current assets
Cash	$359,719
Total current assets	359,719

Fixed assets, net	61,468

Other assets, net	430,634

Total assets	$851,821

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,630
Accrued interest	286,731
Accrued officer salary payable	127,010
Accrued payroll taxes	70,089
Notes payable, related parties	358,184
Unearned Revenues	20,625
Total current liabilities	885,269

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 24,275,595 shares issued and outstanding	24,276
Additional paid-in capital	7,694,614
Subscription payable	-
Accumulated deficit	(7,752,338)
Total stockholders' deficit	(33,448)

Total liabilities and stockholders' deficit	$851,821

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)
	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Material sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Expenses
Beneficial conversion discount	-	12,600	-	21,000
Exploration costs	55,635	1,800	102,943	10,700
Depreciation	3,816	1,600	6,021	3,300
General and administrative expenses	58,251	42,700	106,745	89,200
General and administrative expenses - related party	32,886	158,300	64,052	173,300
Total operating expenses	150,588	217,000	279,761	297,500

Loss from operations	(150,588)	(217,000)	(279,761)	(297,500)

Other income (expense)
Interest income	3,505	-	6,959	100
Other income	-	-	-	2,000
Gain on disposal of fixed assets	3,701	-	3,701	-
Rental revenue	5,625	22,100	11,250	35,200
Interest expense	(14,307)	(26,800)	(28,887)	(47,200)
Total other income (expense)	(1,476)	(4,700)	(6,977)	(9,900)

Loss before provision for income taxes	(152,064)	(221,700)	(286,738)	(307,400)

Provision for income taxes	-	-	-	-

Net loss	$(152,064)	$(221,700)	$(286,738)	$(307,400)

Basic and diluted weighted average
common shares outstanding	24,157,828	19,413,570	23,922,171	19,255,320

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.01)	$(0.02)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(286,738)	$(307,400)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation and amortization	6,021	3,200
Gain on disposal of fixed assets	(3,701)	-
Stock based compensation	2,000	900
Stock options granted to officers and consultants	-	123,500
Beneficial conversion feature on convertible debt	-	35,800
Common stock issued for accrued wages, related party	22,000	-
Decrease (increase) in assets:
Accounts receivable	3,600	-
Other assets	(34)	(3,400)
Increase (decrease) in liabilities:
Accounts payable	(11,570)	(18,900)
Accrued interest	24,231	25,600
Accrued officer salary	(51,256)	41,100
Unearned revenues	11,225	11,200
Net cash used by operating activities	(284,222)	(88,400)

Cash flows from investing activities:
Purchase of fixed assets	(51,788)	-
Proceeds from sale of fixed assets	7,000	-
Net cash used in investing activities	(44,788)	-

Cash flows from financing activities:
Payment due to stockholder	-	(500)
Proceeds from convertible debenture	-	40,000
Principal payments on notes payable, related parties	(23,116)	(7,700)
Proceeds from issuance of common stock	114,040	112,800
Proceeds from the exercise of warrants	178,105	-
Net cash provided by financing activities	269,029	144,600

Net increase (decrease) in cash	(59,981)	56,200
Cash, beginning of period	419,700	17,000

Cash, end of period	$359,719	$73,200

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

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

Other assets has been increased by $381,500 as of December 31, 2006 to correct an error made in 2006. The prior period error relates to our valuation of mineral rights acquired through the issuance of 1,000,000 shares of our $0.001 par value common stock. The error had no effect on net income. The following is a summary of the prior year adjustment:

Increase of previously reported other assets:
- unrecorded value of mineral rights acquired	$381,500

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance	$381,500

The effect on the Company’s previously issued June 30, 2007 financial statements are summarized as follows:

Consolidated Balance Sheet as of June 30, 2007

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$359,719	$-	$359,719
Total current assets	359,719	-	359,719

Fixed assets, net	61,468	-	61,468

Other assets, net	49,134	381,500	430,634

	$470,321	$381,500	$851,821

Current liabilities
Accounts payable	$22,630	$-	$22,630
Accrued interest	286,731	-	286,731
Accrued officer salary	127,010	-	127,010
Accrued payroll taxes	70,089	-	70,089
Notes payable - related parties	358,184	-	358,184
Unearned revenues	20,625	-	20,625
Total current liabilities	885,269	-	885,269

Commitments and contingencies	-	-	-

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	24,276	-	24,276
Additional paid-in capital	7,313,114	381,500	7,694,614
Accumulated deficit	(7,752,338)	-	(7,752,338)
Total stockholders’ deficit	(414,948)	381,500	(33,448)

	$470,321	$381,500	$851,821

3.	NOTES PAYABLE, RELATED PARTIES

Notes payable consisted of the following as of June 30, 2007:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments, matured November 2005	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing August 2007	24,133

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2007	34,051

Current portion (amounts due within one year)	$358,184

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

EXPENSES:

	Three Months Ended
	June 30,
	2007	2006	Increase/(Decrease)
	Amount	Amount	$	%
Expenses:
Beneficial conversion discount	$-	$12,600	$(12,600)	(100)%
Exploration costs	55,635	1,800	53,835	2,991%
Depreciation	3,816	1,600	2,216	139%
General & administrative expenses	58,251	42,700	15,551	36%
General & administrative expenses - related party	32,886	158,300	(125,414)	(79)%
Total operating expenses	150,588	217,000	(66,412)	(31)%
Loss from operations	(150,588)	(217,000)	(66,412)	(31)%

Other income (expense):
Interest income	3,505	-	3505	100%
Gain on disposal of fixed assets	3,701	-	3,701	100%
Rental revenue	5,625	22,100	(16,475)	(75)%
Interest expense	(14,307)	(26,800)	(12,493)	(47)%
Net loss	$(152,064)	$(221,700)	$(69,636)	(31)%

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

EXPENSES:

	SIX MONTHS ENDED
	JUNE 30,
	2007	2006	INCREASE/(DECREASE)
	AMOUNT	AMOUNT	$	%
Expenses:
Beneficial conversion discount	$-	$21,000	$(21,000)	(100)%
Exploration costs	102,943	10,700	92,243	862%
Depreciation	6,021	3,300	2,721	82%
General & administrative expenses	106,745	89,200	17,545	20%
General & administrative expenses - related party	64,052	173,300	(109,248)	(63)%
Total expenses	279,761	297,500	(17,739)	(6)%
Net operating loss	(279,761)	(297,500)	(17,739)	(6)%

Other income (expense):
Interest income	6,959	100	6,859	6,859%
Gain on disposal of fixed asset	3,701	-	3,701	100%
Rental revenue	11,250	37,200	(25,950)	(70)%
Interest expense	(28,887)	(47,200)	(18,313)	(39)%
Net loss	$(286,738)	$(307,400)	$(20,662)	(7)%

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

(D)	LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2007 compared to December 31, 2006.

	June 30,	December 31,	INCREASE/(DECREASE)
	2007	2006	$	%
Current Assets	$359,719	$423,300	$(63,581)	(15)%
Current Liabilities	$885,269	$1,037,500	$(152,231)	(15)%
Working Capital (deficit)	$(525,550)	$(614,200)	$(88,650)	(14)%

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

CAN-CAL RESOURCES LTD.
(REGISTRANT)

Date: August 13, 2007	By:	/s/Ronald D. Sloan
RONALD D. SLOAN,
Chief Executive Officer and
President