Form 10-Q/A
period 2007-09-30
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

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

EXPLANATORY NOTE

This quarterly report on Form 10-QSB/A (“Form 10-QSB/A”) for the period ending September 30, 2007 is filed to amend the following:

•
Balance Sheet within item 1 of Part I, as well as, all related footnotes and references thereto, in order to restate the correction of an error as explained in Note 2 of the Notes to the Financial Statements.

•	Item 3 of Part I to revise the wording concerning management’s evaluation and attestation over the Company’s disclosure controls.

Events have taken place that would have been reflected in the original Form 10-QSB if they had taken place prior to the date of the original and amended filings. The Company recommends this report be read in conjunction with the Company’s reports filed subsequent to November 14, 2007.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
CAN-CAL RESOURCES LTD
BALANCE SHEET
(UNAUDITED)

September 30,
2007
ASSETS
Current assets
Cash	$230,932
Total current assets	230,932

Fixed assets, net	40,191

Other assets, net	455,667

Total assets	$726,790

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$22,227
Accrued interest	297,810
Accrued officer salary payable	111,436
Accrued payroll taxes	68,587
Notes payable, related parties	360,550
Unearned revenues	15,000
Total current liabilities	875,610

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 24,360,541 shares issued and outstanding	24,361
Additional paid-in capital	7,728,752
Accumulated deficit	(7,901,933)
Total stockholders' deficit	(148,820)

Total liabilities and stockholders' deficit	$726,790

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Material sales	$-	$-	$-	$-

Cost of sales	-	-	-	-

Gross profit	-	-	-	-

Expenses

Exploration costs	46,588	12,100	149,532	22,800
Depreciation	1,277	1,700	7,297	4,800
General and administrative expenses	64,631	79,000	173,375	167,200
General and administrative expenses - related party	30,942	97,800	92,994	272,100
Total operating expenses	143,438	190,600	423,198	466,900

Loss from operations	(143,438)	(190,600)	(423,198)	(466,900)

Other income (expense)
Beneficial conversion discount	-	(4,200)	-	(25,200)
Interest income	2,387	-	9,346	100
Gain on disposal of fixed assets	-	-	3,701	-
Rental revenue	5,625	5,600	16,875	42,900
Interest expense	(14,169)	(26,900)	(43,057)	(74,100)
Total other income (expense)	(6,157)	(25,500)	(13,135)	(56,300)

Loss before provision for income taxes	(149,595)	(216,100)	(436,333)	(523,200)

Provision for income taxes	-	-	-	-

Net loss	$(149,595)	$(216,100)	$(436,333)	$(523,200)

Basic and diluted weighted average
common shares outstanding	24,337,458	20,495,337	24,093,492	20,389,937

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.02)	$(0.03)

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(436,333)	$(523,200)
Adjustments to reconcile net loss to net
cash used by operating activities:
Beneficial conversion feature on convertible debt	-	25,200
Common stock issued for accrued wages, related party	22,000	-
Depreciation and amortization	7,297	4,800
Financing fees		24,400
Gain on disposal of fixed assets	(3,701)	-
Stock based compensation	2,000	72,600
Stock options granted to officers and consultants	-	123,500
Decrease (increase) in assets:
Accounts receivable	3,600	-
Other current assets	-	8,600
Other assets	(10,000)	-
Increase (decrease) in liabilities:
Accounts payable	(11,973)	18,300
Accrued interest	35,310	46,200
Accrued officer salary	(68,331)	53,300
Accrued payroll taxes	-	(2,000)
Unearned revenues	5,600	5,600
Net cash used by operating activities	(454,531)	(142,700)

Cash flows from investing activities:
Purchase of fixed assets	(31,788)	(5,800)
Purchase of mining claims	(15,054)	(19,600)
Proceeds from sale of fixed assets	7,000	-
Net cash used in investing activities	(39,842)	(25,400)

Cash flows from financing activities:
Payment due to stockholder	-	(11,500)
Principal payments on notes payable, related parties	(20,750)	-
Proceeds from issuance of common stock	140,012	506,200
Proceeds from the exercise of warrants	186,343	-
Net cash provided by financing activities	305,605	494,700

Net increase (decrease) in cash	(188,768)	326,600
Cash, beginning of period	419,700	17,000

Cash, end of period	$230,932	$343,600

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-
Cash paid for interest	$-	$-

Warrants issued for services	$-	$67,603
Issuance of common stock for services	$-	$5,000
Accrued interest added to principle on note payable	$-	$5,900
Accrued interest added to principle on note payable	$-	$-
Debt forgiveness	$101,745	$-

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

Other assets has been increased by $381,500 as of December 31, 2006 to correct an error made in 2006. The prior period error relates to our valuation of mineral rights acquired through the issuance of 1,000,000 shares of our $0.001 par value common stock. The error had no effect on net income. The following is a summary of the prior year adjustment:

Increase of previously reported other assets:
- unrecorded value of mineral rights acquired	$381,500

Increase of previously reported additional paid in capital:
- unrecorded amount of additional paid in capital on stock issuance	$381,500

The effect on the Company’s previously issued September 30, 2007 financial statements are summarized as follows:

Consolidated Balance Sheet as of September 30, 2007

	Previously Reported	Net Change	Restated
Assets
Current assets
Cash	$230,932	$-	$230,932
Total current assets	230,932	-	230,932

Fixed assets, net	40,191	-	40,191

Other assets, net	74,167	381,500	455,667

	$345,290	$381,500	$726,790

Current liabilities
Accounts payable	$22,227	$-	$22,227
Accrued interest	297,810	-	297,810
Accrued officer salary	111,436	-	111,436
Accrued payroll taxes	68,587	-	68,587
Notes payable - related parties	360,550	-	360,550
Unearned revenues	15,000	-	15,000
Total current liabilities	875,610	-	875,610

Commitments and contingencies	-	-	-

Stockholders’ deficit
Preferred stock	-	-	-
Common stock	24,361	-	24,361
Additional paid-in capital	7,347,252	381,500	7,728,752
Accumulated deficit	(7,901,933)	-	(7,901,933)
Total stockholders’ deficit	(530,320)	381,500	(148,820)

	$345,290	$381,500	$726,790

4.	NOTES PAYABLE, RELATED PARTIES

Notes payable consisted of the following as of September 30, 2007:

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, semi-annual interest only payments, matured November 2005 (currently in default)	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing February 2008	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing January 2008	35,436
Current portion (amounts due within one year)	$360,550

The Company is in default of its semi-annual interest payments of $280,000 for the years ended 2002 - 2006 and the nine months ended September 30, 2007 on a note payable of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.

5.	CHANGES IN SECURITIES

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

6.	SUBSEQUENT EVENTS

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

EXPENSES:

	Three Months Ended
	September 30,
	2007	2006	Increase/(Decrease)
	Amount	Amount	$	%

Expenses:
Beneficial conversion discount	$-	$4,200	(4,200)	(100)%
Exploration costs	46,588	12,100	34,488	285%
Depreciation	1,277	1,700	(423)	(25)%
General & administrative expenses	64,631	79,000	(14,369)	(18)%
General & administrative expenses - related party	30,942	97,800	(66,858)	(68)%
Total operating expenses	143,438	194,800	(51,362)	(26)%

Loss from operations	(143,438)	(194,800)	(51,362)	(26)%

Other income (expense):
Interest income	2,387	-	2,387	-
Gain on disposal of fixed assets	-	-	-	-
Rental revenue	5,625	5,600	25.5%
Interest expense	(14,169)	(26,900)	(12,731)	(47)%

Net loss	$(149,595)	$(216,100)	$(66,505)	(31)%

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

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2007 decreased by $51,362 or 26% from $194,800 for the three months ended September 30, 2006 to $143,438 for the three months ended September 30, 2007. The decrease in total operating expenses was mainly a result of management's efforts to control overhead costs. During the prior year, we experienced non- recurring costs required to support certain debt financing activities, conversion of salary as well as, costs associated with the issuance of options to an Officer of the Company.

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

EXPENSES:

	NINE MONTHS ENDED
	SEPTEMBER 30,
	2007	2006	INCREASE/(DECREASE)
	AMOUNT	AMOUNT	$	%

Expenses:
Beneficial conversion discount	$-	$25,200	$(25,200)	(100)%
Exploration costs	149,532	22,800	126,732	556%
Depreciation	7,297	4,800	2,497	52%
General & administrative expenses	173,375	167,200	6,175	4%
General & administrative expenses - related party	92,994	272,100	(179,106)	(66)%
Total expenses	423,198	491,100	(68,902)	(14)%
Net operating loss	(423,198)	(492,100)	(68,902)	(14)%
Other income (expense):
Interest income	9,346	100	9,246	9246%
Gain on disposal of fixed asset	3,701	-	3,701	100%
Rental revenue	16,875	42,900	(26,025)	(61)%
Interest expense	(43,057)	(74,100)	(31,043)	(42)%
Net loss	$(436,333)	$(523,200)	$(86,867)	(17)%

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

	September 30,	December 31,	INCREASE/(DECREASE)
	2007	2006	$		%

Current Assets	$230,932	$423,300		$(192,368)	(45)%
Current Liabilities	$875,610	$1,037,500		$(161,890)	(16)%
Working Capital (deficit)	$(644,678)	$(614,200)	$	(30,478)	(5)%

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

The Company is in default of a note payable for $300,000 and its semi- annual interest payments of $280,000 for the years ended 2002- 2006 and the nine months ended September 30, 2007. The Company is currently negotiating forbearance on collection of the principle and interest.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

N/A

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBIT 32 Certification Per Sarbanes Oxley

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(REGISTRANT)

Date: November 14, 2007	By:	/s/Ronald D. Sloan
RONALD D. SLOAN,
Chief Executive Officer and
President