Form 10KSB/A
period 2007-12-31
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

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

•
Although we had corrected the valuation of shares issued to acquire mineral rights on August 22, 2006, as reported in our restated form 10-KSB/A, for the year ended December 31, 2006 as filed on September 19, 2008, prior to our original filing of our 2007 form 10-KSB on April 16, 2008, we amended our disclosure regarding the transaction in footnote 7 on page 39.

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financial statements, the Company’s total assets and total stockholders’ deficit, for the year ended December 31, 2006, reported as $491,400 and $(546,100), respectively, should have been $872,900 and $(164,600), respectively.

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

/s/ De Joya Griffith & Company, LLC
Henderson, Nevada

March 20, 2008, except for Note 3, as to which is dated September 5, 2008

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

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Audited)

			March 22, 1995
	For the years ended December 31,		(Inception)
	2007 (Audited)	2006 (Audited)	to December 31, 2007 (Unaudited)

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses
Exploration costs	200,427	38,500	368,527
Depreciation	10,225	6,700	220,325
General and administrative expenses	254,626	241,200	5,757,026
General and administrative expenses - Related Party	124,176	303,000	611,176
Total operating expenses	589,454	589,400	6,957,054

Loss from operations	(589,454)	(589,400)	(6,974,954)

Other income (expense)
Other income from legal judgement	-	-	47,200
Interest income	10,388	1,600	52,788
Rental revenue	24,400	55,500	232,000
Gain (loss) on sale of fixed assets	7,001	-	26,801
Interest expense	(57,248)	(88,700)	(980,748)
Total other income (expense)	(15,459)	(31,600)	(621,959)

Loss before provision for income taxes	(604,913)	(621,000)	(7,596,913)

Provision for income taxes	-	-	-

Net loss from continuing operations	(604,913)	(621,000)	(7,596,913)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)

Net loss	$(604,913)	$(621,000)	$(8,070,513)

Basic loss per common share	$(0.03)	$(0.03)
Basic weighted average
common shares outstanding	24,191,015	20,734,716

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

					Foreign
	Common Stock		Additional		Currency		Total
	Number of		Paid-in		Translation	Accumulated	Stockholders'
	Shares	Amount	Capital	Unamortized	Adjustment	(Deficit)	(Deficit)
(Unaudited):
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
(Audited):
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

See Accompanying Notes to Financial Statements

CAN-CAL RESOURCES LTD
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

			March 22, 1995
	For the year ended December 31,		(Inception)
	2007 (Audited)	2006 (Audited)	to December 31, 2007 (Unaudited)
Cash flows from operating activities:
Net loss	$(604,913)	$(621,000)	$(8,070,513)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	10,225	6,700	237,325
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	(7,001)	-	(6,501)
Stock based compensation	2,014	72,600	409,314
Stock issued for financing and interest	-	51,500	523,200
Beneficial conversion feature on convertible debenture	-	25,200	25,200
Common stock issued in lieu of accrued wages, related party	22,000	-	-
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Stock options granted officers and consultants	-	123,500	123,500
Loss on foreign currency transalation	-	-	8,500
Decrease (increase) in assets:
Accounts receivable	3,600	(3,600)	-
Other current assets	-	-	(90,700)
Other assets	-	-	(1,895)
Increase (decrease) in liabilities:
Accounts payable	(5,801)	(23,600)	28,399
Accrued interest	48,820	23,500	311,320
Accrued officer salary	(67,614)	54,400	110,652
Accrued payroll taxes	(2,562)	(3,700)	21,853
Unearned revenues	(25)	-	9,375
Net cash used by operating activities	(601,258)	(294,500)	(5,505,971)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	(79,239)	(25,500)	(768,644)
Proceeds from sale of property, equipment and mineral interests	12,000	-	26,100
Net cash used by investing activities	(67,239)	(25,500)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	40,000	689,900
Principal payments on notes payable	-	-	(689,900)
Proceeds from borrowing on notes payable, related parties	-	5,700	687,800
Principal payments on notes payable, related parties	(20,750)	(11,000)	(327,250)
Proceeds from issuance of common stock	375,533	688,000	6,758,252
Net cash provided by financing activities	354,783	722,700	7,118,802

Net increase (decrease) in cash	(313,714)	402,700	105,987
Cash, beginning of period	419,700	17,000	-

Cash, end of period	$105,987	$419,700	$105,987

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-	$146,228
Cash paid for income taxes	$-	$-	$-

Accrued interest added to principal on notes payable - related parties	$2,400	$3,600
Issuance of common stock for satisfaction of accounts payable and accrued liabilities	$22,000	$81,000
Issuance of common stock for services	$2,014	$5,000
Issuance of common stock for principal payment on notes payable-related parties	$-	$11,932
Issuance of common stock for conversion of convertible debenture, including accrued interest of $1,895	$-	$41,895
Issuance of common stock mining claims	$-	$400,000

See Accompanying Notes to Financial Statements

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (Audited)

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

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES (Audited) - (CONTINUED)

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

2. GOING CONCERN (Audited)

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
3. CORRECTION OF ERRORS (Audited)

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

To present the Company as an exploration stage company we have restated the Financial Statements to add a column disclosing “inception to date” amounts to the statements of operations and statements of cash flows. All other information was presented consistent with that of an exploration stage company.

Can-Cal Resources Ltd.
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2007

4. FIXED ASSETS (Audited)

Fixed assets consist of the following as of December 31, 2007:

Machinery and equipment	$140,023
Transportation equipment	39,084
Furniture and fixtures	14,736
193,842
Less: accumulated depreciation	(125,894)
Fixed assets, net	$67,948

Depreciation expense for the years ended December 31, 2007 and 2006 was $ 10,225 and $ 6,700, respectively.

5. INCOME TAXES (Audited)

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

6. UNEARNED REVENUE (Audited)

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

7. NOTES PAYABLE AND ACCRUED LIABILITIES-RELATED PARTIES (Audited)

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

8. CHANGES IN SECURITIES

(Unaudited):
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

(Audited):

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

9. OPTIONS AND WARRANTS (Audited)

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

10. COMMITMENTS AND CONTINGENCIES (Audited)

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

11. SUBSEQUENT EVENTS (Audited)

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

Our Chief Executive Officer, Ron Sloan has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on the evaluation, Mr. Sloan concluded that our disclosure controls and procedures are effective in timely alerting him to material financial information relating to us which is required to be recorded, processed, summarized and reported in our periodic SEC filings.

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