Form 10-Q/A
period 2008-03-31
CAN CAL RESOURCES LTD
filed 2009-03-11
CIK 1083848

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets
Cash	$21,260	$105,987
Other current assets	1,995	-
Total current assets	23,255	105,987

Fixed assets, net	64,951	67,948

Other assets, net	446,915	445,667

Total assets	$535,121	$619,602

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable	$19,303	$28,399
Accrued interest	324,830	311,320
Accrued officer salary	130,149	110,652
Accrued payroll taxes	1,640	21,853
Notes payable, related parties	382,550	360,550
Unearned revenues	3,750	9,375
Total current liabilities	862,222	842,149

Total liabilities	862,222	842,149

Stockholders' deficit
Preferred stock; $0.001 par value; 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock; $0.001 par value; 100,000,000 shares
authorized, 24,587,753 shares issued and outstanding	24,588	24,555
Additional paid-in capital	7,831,503	7,823,411
Accumulated deficit	(8,183,192)	(8,070,513)
Total stockholders' deficit	(327,101)	(222,547)

Total liabilities and stockholders' deficit	$535,121	$619,602

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