Form 10-K
period 2008-12-31
CAN CAL RESOURCES LTD
filed 2009-04-15
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2500 Vista Mar Drive
Las Vegas, Nevada	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 243-1849

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:	Common Stock, $0.001 par value
Preferred Stock, $0.001 par value, 5% cumulative

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
  ☐ Yes       ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐ Yes       ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ Yes       ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐          No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $9,119,599.90 based on a share value of $0.43.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 24,587,753 shares of common stock, $0.001 par value, outstanding on April 8, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

None.

CAN-CAL RESOURCES LTD.
FORM 10-K

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, any projections of earnings, revenue or other financial items; any statements of the plans, strategies and objections of management for future operations; any statements concerning proposed new services or developments; any statements regarding future economic conditions or performance; any statements or belief; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or regional economic, market and political conditions;
•	our ability to diversify our operations;
•	actions and initiatives taken by both current and potential competitors;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	the unavailability of funds for capital expenditures;
•	our ability to recruit and hire key employees;
•	the inability of management to effectively implement our strategies and business plans; and
•	the other risks and uncertainties detailed in this report.

In this form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.can-cal.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 2500 Vista Mar Drive, Las Vegas, Nevada  89128.

PART I

ITEM 1. BUSINESS (AND INFORMATION FOR ITEM 2 ON PROPERTIES).

Business Development

Can-Cal Resources Ltd. is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. d/b/a N.W. Electric Carriage Company (“NWE”), a British Columbia, Canada company (“NWE”). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

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

Business of Issuer

The Company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have mining interest in four mineral properties in the southwestern United States (California and Arizona, as follows: Wikieup, Arizona; Cerbat, Arizona; Owl Canyon, California; and Pigsah, California).

Prior to 2003, we performed more than 1,000 “in-house” assays on mineral samples from our properties in the United States. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work was conducted with our equipment by persons under Can-Cal contract who are experienced in performing assays, but who were not independent of us. We also sent samples of materials from which we obtained the most promising results to outside independent assayers to confirm in-house results.

All the United States properties are considered “grass roots” because they are not known to contain reserves of precious metals or other minerals (a reserve is that portion of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production.

In 2005, we sold $11,500 of volcanic cinder materials from the Pisgah, California property to industrial users. As of June 1, 2005, we have discontinued sales of volcanic cinder materials.

In 2003, the Company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. (“SMR”), to be an operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100 % interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as “Arco Project” and “Arco 2 Project”. In November 2004, SMR applied to Mexico’s Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future, but has currently ceased operations in Mexico.

The Company’s current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain material and Wikieup material. The Company has presently engaged an independent consultant who is “qualified” under the British Columbia Securities law to perform mineral resource testing on Pisgah and Wikieup.

To the extent that financing is available, we intend to explore, develop, and, if producible and warranted, bring into production precious metals properties for our own account or in conjunction with joint venture partners (in those instances where we acquire less than a 100% interest in a property). However, either due to a combination of a lack of available financing, the number of properties which merit development, and/or the scope of the exploration and development work of a particular property being beyond the Company’s financial and administrative capabilities, the Company may contract out one or more of its properties to other mining companies.

Executive offices are located at 2500 Vista Mar Drive, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

ITEM 1A. RISK FACTORS.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2008, the company recorded a net loss of $1,016,661 and had an accumulated stockholders’ deficit of $9,087,174 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other precious metals minerals. We cannot assure that current or proposed exploration or development programs on properties in which we have an interest will result in the discovery of gold or other mineral reserves or will result in a profitable commercial mining operation.

The audit report on the financial statements at December 31, 2008 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

The Company has experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah property and the Wikieup into production, or sell the properties to another company, or place the properties into a joint venture with another company.

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

The British Columbia Securities Commission (“BCSC”) has required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company is under order to supply such verification by a “qualified” third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are residents in British Columbia. The Company has retained such a “qualified” third party consultant who is in the process of preparing and filing the necessary reports with the BCSC. There can be no assurance that the reports will satisfy the BCSC or that the Company’s stock will regain trading status in British Columbia. Further investigatory proceedings by the BCSC will require the Company to expend funds on legal fees, and there is no assurance that the Company would be able to continue as a going concern if it cannot afford to pay such legal fees.

We have not systematically drilled and sampled any of our properties to confirm the presence of any concentrations of precious metals, and drilling and sampling results to date have been inconclusive.

A limited amount of the sample test work was conducted by independent parties; most of that kind of work, and the drilling and other exploration work, was conducted by consultants or persons employed by us. Can-Cal is currently conducting “In House” evaluations of the material in addition to testing by an independent third party consultant.

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

Because our common stock is deemed a low-priced “Penny” stock, an investment in our common stock should be considered high risk and subject to marketability restrictions.

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the broker-dealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

Consequently, the penny stock rules may restrict the ability or willingness of broker-dealers to sell the common stock and may affect the ability of holders to sell their common stock in the secondary market and the price at which such holders can sell any such securities. These additional procedures could also limit our ability to raise additional capital in the future.

If we fail to remain current on our reporting requirements, our common stock could be removed from the OTC Bulletin Board, which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2008.

FINRA sales practice requirements may also limit a stockholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Our internal controls may be inadequate, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. As defined in Exchange Act Rule 13a-15(f), internal control over financial reporting is a process designed by, or under the supervision of, the principal executive and principal financial officer and effected by the board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

We have a limited number of personnel that are required to perform various roles and duties as well as be responsible for monitoring and ensuring compliance with our internal control procedures. As a result, our internal controls may be inadequate or ineffective, which could cause our financial reporting to be unreliable and lead to misinformation being disseminated to the public. Investors relying upon this misinformation may make an uninformed investment decision.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

GENERAL

We own or have interests in four United States properties. They are:

•	Pisgah, San Bernadino County, California

•	Owl Canyon, California

•	Cerbat, Arizona

•	Wikieup, Arizona

A summary of important features about each of these properties is set forth in Exhibit 99.1 to our Form 10-KSB/A filed on March 11, 2009, and investors should take care to review this summary.

On September 26, 2006, the Company signed a letter of intent with E.R.S. Ltd., an Israeli owned Cyprus corporation with offices located in Tel Aviv. The letter of intent was to expand testing by E.R.S. on material from Can-Cal’s Pisgah property. The Company and E.R.S. did not enter into a definitive agreement in 2007. As of January 8, 2008, E.R.S. advised the Company that it wished to continue negotiations for a definitive agreement.

In May and June 2006, Can-Cal acquired an additional 66 20-acre lode claims for the filing cost of $1,200. This increased the Company’s property holding to 1,900 acres or 2.97 square miles of 95 lode claims.

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

On August 28, 2006, Can-Cal acquired an additional 1,800 acres from the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increased the Company’s property holding on its Wikieup, Arizona property to 3700 acres or approximately six square miles of 185 lode claims. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

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

In the United States, one property is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona), and two properties are groups of unpatented mining claims located on federal public land and managed by the United States Bureau of Land Management (the “BLM”): the Owl Canyon property (23 miles northeast of Baker, California); and the Wikieup property (in Mohave County, Arizona).

In the United States, unpatented claims are “located” or “staked” by individuals or companies on federal public land. Each placer claim covers 160 acres and each lode claim covers 20 acres. The Company is obligated to pay a maintenance fee of $125 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly.

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

PISGAH, CALIFORNIA PROPERTY

GENERAL TESTING. In 1997 we acquired fee title to a “volcanic cinders” property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington’s operations, can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

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

Pisgah Property - Mining Lease

To generate working capital, as of May 1, 1998, we signed a Mining Lease Agreement for the Pisgah property with Twin Mountain Rock Venture, a California general partnership (“Twin Mountain,”). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

Pisgah Property - Debt Transactions

At December 31, 2007, we owed a second private lender (First Colony Merchant) a total of $652,500 including accrued interest, on three notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. Also, in fiscal year 2000, as further consideration, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the Company is in default of principal and interest payments totaling $707,446 and has initiated forbearance on collection with the lender.

Location and Access

The Pisgah Project is located in San Bernardino County, 72 kilometers (45 miles) east of the city of Barstow, California, and 307 kilometers (192 miles) south-southeast of Las Vegas, Nevada, United States. Barstow lies near the southwest border of California, east of the junction of Interstate 15, Interstate 40 and U.S. Route 66. The Project is centered at Latitude 34o 44’ 47” North, Longitude 116o 22’ 29” West (See Figures 1, 2 and 3), or UTM (metric) co-ordinates 55700 E/384500 N in Zone 11, datum point NAD 27. It lies within the NW ¼ of Section 32, Township 8 North, Range 6 East from San Bernardino Meridian and has an area of 48.4 hectares (120.2 acres).

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
CANADA
PACIFIC OCEAN
Can-Cal Resources Pisgah Project
UNITED STATES
ATLANTIC OCEAN
Gulf of Mexico
Caribbean Sea
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000
N
S
E
W

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
GENERAL LOCATION MAP

Scale: As Shown	Date: May 10/08	Figure 1
	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Pisgah Project
Regional Location Map

Pisgah Project
Township Location Map

TOWNSHIP 8, RANGE 6
N
6
5
4
3
2
1
7
8
9
10
11
12
18
17
16
15
14
13
19
20
21
22
23
24
30
29
28
27
26
25
31
32
33
34
35
36
Hector Road
Pisgah Project Area

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP

Scale: 1:60,000	Date: May 10/08	Figure 3
Lat: 34° 44' 45"N/Long: 116° 22' 25"W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Scale
1.0 km
0
1.0
2.0 km
0.5 miles
0
0.5
1.0 miles

Pisgah Project
Topography Map

OWL CANYON - S & S JOINT VENTURE

In 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon (“ the S&S Joint Venture.”) The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five-acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The Company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of Ronald Sloan, a director of the company, and Ms. Robin Schwarz.

Holding costs are approximately $160 per year for county and BLM filing fees for each of the eight lode claims, in accordance with filings under provisions of the “Small Miner Waiver”. Work must be performed on the property each year to keep title to the claims.

Pursuant to the Joint Venture Agreement, we are funding the venture’s operations. Any income from the venture will first be paid to the Company to repay funds advanced to the venture or spent on its account, with any additional income divided 50% to the Company and 50% to the Schwarz family.

As the acquisition price of its 50% interest in the S & S Joint Venture, in 1996 the Company issued 500,000 restricted shares of common stock to the Schwarz family.

The venture owns miscellaneous drilling, milling, assay, and facilities, all of it stored at the property. The equipment is used but operational.

Prior to 2003, the Company conducted extensive preliminary testing and assaying on the Owl Canyon property. Results indicate precious metals are present in material located on the Owl Canyon property, and further exploration is warranted. Upon conclusion of the trenching program conducted by Geochemist, Bruce Ballantyne, the assay results confirmed that the “Papa Hill” section of Owl Canyon should be a designated drill target in the future.

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

The country rock is pre-Cambrian granite, gneiss and schist complex. It is intruded by dikes of minette, granite porphyry, diabase, rhyolite, basalt and other rocks, some of which are associated with workable veins and are too greatly serieitized (altered small particles within the material) for determination. The complex is also flanked on the west by masses of the tertiary volcanic rocks, principally rhyolite. The mineralized body contains principally gold, silver and lead. They occur in fissure veins, which generally have a north-easterly trend and a steep north-easterly or south-westerly dip. Those situated north of Cerbat wash are chiefly gold bearing while those to the south principally contain silver and lead. The gangue (material that is considered to have base metals that are not precious or worth recovering for market value) is mainly quartz and the values usually favor the hanging wall. The Company has been informed by the owner that the property contains several mine shafts of up to several hundred feet in depth and tailings piles containing thousands of tons of tailings. The property has not produced since the late 1800’s.

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

WIKIEUP PROPERTY

The Wikieup property consists of 2400 acres or approximately 3.8 square miles of 120 lode claims. The lode claims are accessed via gravel road approximately eight miles just off Highway 93 at the town of Wikieup, Arizona.

Holding costs are approximately $155 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.

The geology of the area is comprised of Precambrian ganoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The Company has kept the claims in good standing by submission of the required rental fees. During the past nine months, the Company has conducted surface sampling of the rock units on the property for “In House” and independent third party companies’ analytical evaluation and assay tests. We are currently holding the property for further exploration. At the present time the property is without known reserves.

Location and Access

The Wikieup Project is located in southern Mohave County, 88 kilometers (55 miles) south of the city of Kingman, Arizona, and 253 kilometers (158 miles) southeast of Las Vegas, Nevada, United States. Wikieup lies on Interstate 93. It occurs at Latitude 34o 44’ 47” North, Longitude 116o 22’ 29” West, the site of Wikieup, and west from there for approximately 19 kilometres (12 miles; Figures 1, 2 and 3). The Project is located 37 kilometers (23 miles) northwest of the mining camp of Bagdad, Arizona and 25 kilometers (16 miles) northwest of the mining camp of Bagdad, Arizona.

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
UNITED STATES
ATLANTIC OCEAN
Can-Cal Resources
Wikieup Project
Gulf of Mexico
Caribbean Sea
LEGEND
National boundary
Boundary of state (estado), province, territory
km 0 500 1000
mi 0 500 1000
N
W
E
S

CAN-CAL RESOURCES LTD.

WIKIEUP AU-AG-CU PROJECT
GENERAL LOCATION MAP

Scale: As Shown	Date: May 10/08	Figure 1
Lat. 34° 30'N/Long. 113° 33'W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Wikieup Project
Regional Location Map

Wikieup Project
District Location Map

Wikieup Project
Geology Map

Legend
P-Cgn Precambrian gneiss, brown
P-Csc Precambrian schist
P-Cgr Precambrian granite
Tki Triassic / Cretaceous granite, diorite, rhyolite and andesite sills, dykes and plugs
Qts Quaternary sediments
Can-Cal Resources
Wikieup Project
pCgr
pCgn
QTs
TKg
Tvs
VALLEY

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

The Company’s decision as to whether any of the mineral properties it now holds, or which it may acquire in the future, contain commercially mineable deposits, and whether such properties should be brought into production, will depend upon the results of the exploration programs and independent feasibility analysis and the recommendation of engineers and geologists. The decision will involve the consideration and evaluation of a number of significant factors, including, but not limited to: 1. The ability to obtain all required permits; 2. Costs of bringing the property into production, including exploration and development or preparation of feasibility studies and construction of production facilities; 3. Availability and costs of financing; 4. Ongoing costs of production; 5. Market prices for the metals to be produced; and 6. The existence of reserves or mineralization with economic grades of metals or minerals. No assurance can be given that any of the properties the Company owns, leases or acquires contain (or will contain) commercially mineable mineral deposits, and no assurance can be given that the Company will ever generate a positive cash flow from production operations on such properties.

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

(b)(8) Exploration and mining operations in the United States are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management (“BLM”), the Environmental Protection Agency (“EPA”) and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b)(11) below. The Company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah property. See Item 2, Description of Properties - Pisgah, California - Pisgah Property Mining Lease.

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act (“Superfund”) affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development. Other non- environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted there under, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received there from. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000.

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

 The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month for twelve months, the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore, there was no impact on the Company’s net loss.

During the first quarter of the Fiscal Year Ended December 31, 2008, the Company sold 32,500 shares of restricted common stock and 32,500 warrants to purchase 32,500 shares of common stock to an accredited Canadian investor and one United States investor for a total of $8,125. The warrants are exercisable at a price of $0.35 per share and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

ITEM 3. LEGAL PROCEEDINGS.

The Company is not currently a party to litigation. The British Columbia Securities Commission has recently required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company is under order to supply such verification by a “qualified” third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company has retained such a “qualified” third party consultant who is in the process of preparing and filing the necessary reports with the BCSC.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2008.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol CCRE. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the fiscal years 2008 and 2007.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2008		2007
	High	Low	High	Low
1st Quarter	$0.28	$0.11	$0.71	$0.30
2nd Quarter	$0.51	$0.11	$0.70	$0.38
3rd Quarter	$0.51	$0.20	$0.56	$0.30
4th Quarter	$0.25	$0.11	$0.40	$0.18

(b) Holders of Common Stock

As of April 8, 2009, there were approximately 534 holders of record of our Common Stock and 24,587,753 shares outstanding.

(c) Dividends

In the future we intend to follow a policy of retaining earnings, if any, to finance the growth of the business and do not anticipate paying any cash dividends in the foreseeable future. The declaration and payment of future dividends on the Common Stock will be the sole discretion of board of directors and will depend on our profitability and financial condition, capital requirements, statutory and contractual restrictions, future prospects and other factors deemed relevant.

(d) Securities Authorized for Issuance under Equity Compensation Plans

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

An option on 500,000 shares has been granted to Mr. Ronald Sloan with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expires in 2011. An option on 125,000 shares has been granted to Mr. James Dacyszyn with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expired in June 2008. An option on 125,000 shares has been granted to Mr. John Brian Wolfe with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expired in June 2008.

THE CAN-CAL 2003 NON-QUALIFIED STOCK OPTION PLAN FOR SENIOR EXECUTIVES, OUTSIDE DIRECTORS, AND CONSULTANTS: The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. An option on 300,000 shares had been granted to Anthony F. Ciali, a former officer of the Company, when he was appointed an officer of the company in March 2003. These options expired unexercised in 2006. An option on 100,000 shares had been granted to Luis Vega when he signed a consulting agreement with the company in April 2003. Mr. Vega’s options expired unexercised in 2006.

The total number of options issued and outstanding at any time, under both the Qualified and Non-Qualified Stock Option Plans will not exceed 10% of the company’s issued and outstanding common stock, calculated on a pro forma basis.

Recent Sales of Unregistered Securities

During the first quarter of the Fiscal Year Ended December 31, 2008, the Company sold 32,500 shares of restricted common stock and 32,500 warrants to purchase 32,500 shares of common stock to an accredited Canadian investor and one United States investor for a total of $8,125. The warrants are exercisable at a price of $0.35 per share and expire two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian resident, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2008.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.

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

At December 31, 2008, we had approximately $46,000 cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(B) MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read together with the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2008 COMPARED WITH DECEMBER 31, 2007, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2008 AND 2007:

	Year ended December 31
	2008	2007
Material sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Depreciation	10,452	10,225

Exploration costs	123,798	200,427
General & administrative expenses	316,210	254,626
General & administrative, related party	120,000	124,176
Other (income) expenses	3,677	15,459
Impairment of operating assets	442,524	-
Net (loss)	$(1,016,661)	$(604,913)

The following table summarizes working capital, total assets, accumulated deficit, and shareholders’ deficit.

	Year ended December 31
	2008	2007

Working capital	$(1,291,723)	$(736,162)

Total assets	$106,587	$619,602

Accumulated (deficit)	$(9,087,174)	$(8,070,513)

Shareholders’ (deficit)	$(1,231,084)	$(222,547)

The Company raised $352,624 in financing activities from a sale of 32,500 shares of common stock and the net proceeds from the sale of notes.

We recorded a net loss from operations in 2008 of $1,016,661 compared to a net loss from operations of $604,913 in 2007.

Unless we can establish the economic viability of the Company’s exploration properties, we will continue writing off the expenses of exploration and testing. Therefore, losses will continue until such time, if ever, as we establish the economic viability of the properties. If viability is established for a property, some of the expenses related to that property would be capitalized instead of expensed.

We have no material commitments for capital expenditures.

Default Upon Senior Securities

The Company is in default on a note payable for $300,000 and its semi-annual interest payments of $328,000 for the years ended 2002 - 2008. The Company is currently negotiating forbearance on collection of the principal and interest.

The Company is also in default on two notes payable to a stockholder, which matured in January 2008 and February 2008, respectively. The principal amount of each note is $25,114 and $35,436, with accrued interest of $2,860 and $4,036, respectively. Each note bears interest at 8.0% per annum and is secured by real property. The Company is currently negotiating forbearance on collection of the principal and interest of each note.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Can-Cal Resources LTD
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources LTD (an exploration stage company) as of December 31, 2008, and the related statements of operations, stockholders’ deficit, and cash flows for the year ended December 31, 2008 and for the period from March 22, 1995 (Inception) to December 31, 2008.  Can-Cal Resources LTD’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Can-Cal Resources LTD from March 22, 1995 (Inception) to December 31, 2007. Such statements are included in the cumulative inception to December 31, 2008 totals of the statements of operations, stockholders’ deficit and cash flows. Those consolidated statements were audited by other auditors whose report dated March 20, 2008 has been furnished to us and our opinion, insofar as it relates to amounts for the period from March 22, 1995 (Inception) to December 31, 2007 included in the cumulative totals, is based solely upon the report of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources LTD as of December 31, 2008, and the results of its operations and its cash flows for the year then ended and for the period from March 22, 1995 (Inception) to December 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
April 13, 2009
Las Vegas, Nevada

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the years ended December 31, 2007 and 2006 and from inception (March 22, 1995) to December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2007, and the results of its operations and cash flows for the years ended December 31, 2007 and 2006 and from inception (March 22, 1995) to December 31, 2007, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 3 to the financials statements, the Company’s total assets and total stockholders’ deficit, for the year ended December 31, 2006 reported as $491,400 and ($546,100), respectively, should have been $872,900 and ($164,600), respectively.

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
Henderson, NV
March 20, 2008, except for Note 3, as to which is dated September 5, 2008

Can-Cal Resources Ltd. (an Exploration Stage Company)
Balance Sheets

	December 31,
	2008	2007
Assets

Current assets:
Cash	$45,848	$105,987
Other current assets	100	-
Total current assets	45,948	105,987

Property, plant and equipment (net accumulated depreciation of $136,347 and $125,894)	57,496	67,948

Other assets:
Capitalized mineral rights	1,248	443,772
Deposits	1,895	1,895
	3,143	445,667

Total assets	$106,587	$619,602

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$33,356	$50,252
Accrued interest	376,118	311,320
Accrued officer salary	211,689	110,652
Notes payable - related parties	446,550	360,550
Notes payable	258,500	-
Unearned revenues	11,458	9,375
Total current liabilities	1,337,671	842,149

Commitments and contingencies	-	-

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 24,587,753 and 24,555,253 shares issued and outstanding
as of December 31, 2008 and December 31, 2007, respectively	24,588	24,555
Additional paid in capital	7,831,502	7,823,411
Accumulated (deficit)	(9,087,174)	(8,070,513)
Total stockholders’ (deficit)	(1,231,084)	(222,547)

Total liabilities and stockholders’ (deficit)	$106,587	$619,602

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd. (an Exploration Stage Company)
Statements of Operations

	For the years ended		March 22, 1995 (Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses:
Exploration costs	123,798	200,427	492,325
Depreciation	10,452	10,225	230,777
General and administrative expenses	316,210	254,626	6,073,236
Officer compensation	120,000	124,176	731,176
Impairment of operating assets	442,524	-	442,524
Total operating expenses	1,012,984	589,454	7,970,038

Loss from operations	(1,012,984)	(589,454)	(7,987,938)

Other income (expense):
Other income from legal judgment	-	-	47,200
Interest income	126	10,338	52,914
Rental revenue	62,217	24,400	294,217
Gain (loss) on sale of fixed assets	-	7,001	26,801
Interest expense	(66,020)	(57,248)	(1,046,768)
Total other income (expense)	(3,677)	(15,459)	(625,636)

Loss before provision for income taxes	(1,016,661)	(604,913)	(8,613,574)
Provision for income taxes	-	-	-

Net loss from continuing operations	(1,016,661)	(604,913)	(8,613,574)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)
Net loss	$(1,016,661)	$(604,913)	$(9,087,174)

Basic loss per common share	$(0.04)	$(0.03)

Basic weighted average common shares outstanding	24,586,315	24,191,015

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd. (an Exploration Stage Company)
Statements of Changes in Stockholders’ Deficit

	Common Stock				Foreign
	Number of Shares	Amount	Additional Paid-in Capital	Unamortized	Currency Translation Adjustment	Accumulated (Deficit)	Total S tockholders’ (Deficit)
Balance, March 22, 1995 (Unaudited)	-	$-	$-	$-	-	$-	$-
Common shares issued for services	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	625,000	-	-	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	497,900	497,900
Net loss	-	-	-	-	-	(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	625,000	-	-	(100)	628,300

Common shares issued for services	3,006,435	3,000	1,051,400	-	-	-	1,054,400
Net loss	-	-	-	-	-	(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	1,676,400	-	-	(1,044,800)	638,000

Common shares issued for cash	557,509	600	211,200	-	-	-	211,800
Foreign currency translation adjustment	-	-	-	-	8,500	-	8,500
Net loss	-	-	-	-	-	(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	1,887,600	-	8,500	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	572,600	-	-	-	573,800
Foreign currency translation adjustment	-	-	-	-	(11,800)	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	3,300	-	3,300
Prior period Adjustment	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	116,400	116,400
Net loss	-	-	-	-	-	(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	2,460,200	-	-	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	948,400	-	-	-	949,600
Net loss	-	-	-	-	-	(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	3,408,600	-	-	(3,267,400)	150,600

Common shares issued for cash	785,947	800	81,500	-	-	-	82,300
Net loss	-	-	-	-	-	(704,500)	(704,500)

	Common Stock				Foreign
	Number of Shares	Amount	Additional Paid-in Capital	Unamortized	Currency Translation Adjustment	Accumulated (Deficit)	Total Stockholders’ (Deficit)
Balance, December 31, 2001	10,158,738	10,200	3,490,100	-	-	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	269,900	-	-	-	271,000
Common shares issued for services	92,292	100	23,800	-	-	-	23,900
Options granted for services	-	-	7,100	-	-	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	119,500	-	-	-	119,800
Warrants granted for loan fees on convertible notes payable, related party	-	-	16,700	(16,700)	-	-	-
Common shares issued for loan fees on convertible notes payable, related party	30,000	-	13,500	(13,500)	-	-	-
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	20,500	-	-	-	20,500
Amortization of loan fees	-	-	-	8,200	-	-	8,200
Net loss	-	-	-	-	-	(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	3,961,100	(22,000)	-	(4,681,200)	(730,400)

Common shares issued for cash	823,410	800	163,900	-	-	-	164,700
Common shares issued for services	381,260	400	63,800	-	-	-	64,200
Options granted for services	-	-	61,300	-	-	-	61,300
Common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	-	-	-	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	38,300	-	-	-	38,300
Amortization of loan fees	-	-	-	15,000	-	-	15,000
Net loss	-	-	-	-	-	(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	4,366,300	(7,000)	-	(5,392,300)	(1,019,700)

Common shares issued for cash	1,564,311	1,600	306,400	-	-	-	308,000
Common shares issued for exercise of warrants	701,275	700	124,900	-	-	-	125,600
Common shares issued for services	390,224	400	73,800	-	-	-	74,200
Warrants granted for services	-	-	12,200	-	-	-	12,200
Interest expense for warrants granted	-	-	280,200	-	-	-	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	228,500	-	-	-	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	99,000	-	-	-	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	82,400	-	-	-	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	17,600	-	-	-	17,600
Amortization of loan fees	-	-	-	7,000	-	-	7,000
Net loss	-	-	-	-	-	(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	5,591,300	-	-	(6,422,800)	(813,600)

	Common Stock				Foreign
	Number of Shares	Amount	Additional Paid-in Capital	Unamortized	Currency Translation Adjustment	Accumulated (Deficit)	Total Stockholders’ (Deficit)
Common shares issued for cash	762,500	800	152,700	-	-	-	153,500
Common shares issued for exercise of warrants	349,545	300	69,500	-	-	-	69,800
Net loss	-	-	-	-	-	(421,800)	(421,800)

Balance, December 31, 2005 (Audited)	18,972,071	19,000	5,813,500	-	-	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	642,100	-	-	-	644,500
Common warrants exercised for cash	174,000	200	43,300	-	-	-	43,500
Common shares issued for services	19,500	-	5,000	-	-	-	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	80,600	-	-	-	81,000
Common shares issued in satisfaction of notes payable, related parties	56,821	100	11,800	-	-	-	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	41,700	-	-	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	399,000	-	-	-	400,000
Option granted to officers and directors	-	-	123,500	-	-	-	123,500
Warrants granted for services	-	-	2,200	-	-	-	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	65,400	-	-	-	65,400
Warrants granted in satisfaction of notes payable, related parties	-	-	9,600	-	-	-	9,600
Warrants granted in satisfaction of convertible debenture	-	-	40,000	-	-	-	40,000
Net loss	-	-	-	-	-	(621,000)	(621,000)

Balance, December 31, 2006	23,263,086	23,264	7,277,735	-	-	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	188,698	-	-	-	189,190
Common warrants exercised for cash	745,372	745	185,598	-	-	-	186,343
Common shares issued for services	4,000	4	2,010	-	-	-	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	21,950	-	-	-	22,000
Debt forgiveness, related party	-	-	147,419	-	-	-	147,419
Net loss	-	-	-	-	-	(604,913)	(604,913)

Balance, December 31, 2007	24,555,253	24,555	7,823,410	-	-	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	8,092	-	-	-	8,124
Net loss	-	-	-	-	-	(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	$24,588	$7,831,502	$-	$-	$(9,087,174)	$(1,231,084)

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd. (an Exploration Stage Company)
Statements of Cash Flows
	For the years ended		March 22, 1995 (Inception) to
	December 31,	December 31,	December 31,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(1,016,661)	$(604,913)	$(9,087,174)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	10,452	10,225	247,777
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	-	(7,001)	(6,501)
Stock based compensation	-	24,014	532,814
Stock issued for financing and interest	-	-	523,200
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	442,524	-	442,524
Decrease (increase) in assets:
Accounts receivable	(100)	3,600	(100)
Other current assets	-	-	(90,700)
Other assets	-	-	(1,895)
Increase (decrease) in liabilities:
Accounts payable	3,678	(5,801)	32,077
Accrued interest	64,798	48,820	376,118
Accrued officer salary	101,037	(67,614)	211,689
Accrued payroll taxes	(20,574)	(2,562)	1,279
Unearned revenues	2,083	(25)	11,458
Net cash used by operating activities	(412,763)	(601,257)	(5,918,734)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	(79,239)	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	12,000	26,100
Net cash used by investing activities	-	(67,239)	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	258,500	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	126,000	-	813,800
Principal payment on notes payable, related parties	(40,000)	(20,750)	(367,250)
Proceeds from issuance of common stock	8,124	375,533	6,766,376
Net cash provided by financing activities	352,624	354,783	7,471,426

Net increase (decrease) in cash	(60,139)	(313,713)	45,848
Cash, beginning of period	105,987	419,700	-
Cash, end of period	$45,848	$105,987	$45,848

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Accrued interest added to principal on notes payable – related party	$-	$2,400
Issuance of common stock for satisfaction of accounts payable and accrued liabilities	$-	$22,000
Issuance of common stock for services	$-	$2,014

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

1. DESCRIPTION OF BUSINESS, HISTORY AND SUMMARY OF SIGNIFICANT POLICIES

Description of business - Can-Cal Resources Ltd. (hereinafter referred to as the “Company”) was incorporated in the State of Nevada on March 22, 1995. The Company is engaged in the exploration for precious metals, with gold exploration projects located in California and Arizona.

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

Fixed assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets, which are generally 5 to 15 years. The amounts of depreciation provided are sufficient to charge the cost of the related assets to operations over their estimated useful lives. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable property, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income.

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

Mineral Property Costs - The Company has been in the exploration stage since its formation on March 22, 1995 and has not yet realized any revenues from its planned operations. It is primarily engaged in the acquisition and exploration of mining properties. Mineral property acquisition and exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the estimated life of the probable reserve. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations

Advertising costs - The Company recognizes advertising expenses in accordance with Statement of Position 93-7 “Reporting on Advertising Costs.” Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communicating advertisements in the period in which the advertising space or airtime is used. Advertising costs for the years ended December 31, 2008 and 2007 were $782 and $1,088, respectively.

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

Credit Risks - Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash deposits. Accounts at each institution are insured by the Federal Deposit Insurance Corporation (FDIC) up to $250,000. At December 31, 2008 and 2007, the Company had approximately $0 in excess of FDIC insured limits, respectively.

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

Net loss per common share - The Company computes net loss per share in accordance with SFAS No. 128, “Earnings per Share” (SFAS 128) and SEC Staff Accounting Bulletin No. 98 (SAB 98). Under the provisions of SFAS 128 and SAB 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2008 and 2007, no options and warrants were excluded from the computation of diluted earnings per share because their effect would be antidilutive.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

Recent accounting pronouncements - In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 allows the company to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements”. This statement amends ARB 51 to establish accounting and reporting standards for the non-controlling (minority) interest in a subsidiary and for the de-consolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years and interim periods beginning after December 15, 2008. The adoption of SFAS 160 is not expected to have a material impact on the Company’s financial position, results of operation or cash flows.

In December 2007, the FASB issued SFAS No. 141 (Revised), “Business Combinations”. SFAS 141 (Revised) establishes principals and requirements for how an acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree. This statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008

In December 2007, the Securities and Exchange Commission (the “SEC”) issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 amends and replaces Question 6 of Section D.2 of Topic 14, Share-Based Payment. SAB 110 expresses the views of the staff regarding the use of the “simplified” method in developing an estimate of expected term of “plain vanilla” share options in accordance with FASB Statement No. 123(R), “Share Based Payment”. The use of the “simplified” method was scheduled to expire on December 31, 2007. SAB 110 extends the use of the “simplified” method for “plain vanilla” awards in certain situations. The Company currently uses the “simplified” method to estimate the expected term for share option grants as it does not have enough historical experience to provide a reasonable estimate due to the limited period the Company’s shares have been traded. The Company will continue to use the “simplified” method until it has enough historical experience to provide a reasonable estimate of expected term in accordance with SAB 110. SAB 110 is effective for options granted after December 31, 2007.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

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

Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Early adoption is permitted.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS No. 162 is effective 60 days following the Security and Exchange Commission’s (“SEC”) approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with GAAP.” The Company does not expect the adoption of SFAS No. 162 to have an impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-and interpretation of FASB Statement No. 60”.  SFAS No. 163 clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement of premium revenue and claims liabilities. This statement also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for fiscal years beginning on or after December 15, 2008, and interim periods within those years. SFAS No. 163 has no effect on the Company’s financial position, statements of operations, or cash flows at this time.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $1,016,661 for the year ended December 31, 2008 and had a working capital deficit of $1,291,723 at December 31, 2008. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3. FIXED ASSETS

Fixed assets consist of the following as of December 31:

	2008	2007
Machinery and equipment	$140,023	$140,023
Transportation equipment	39,084	39,084
Furniture and fixtures	14,736	14,736
	193,843	193,843
Less: accumulated depreciation	(136,347)	(125,895)
Fixed assets, net	$57,496	$67,948

Depreciation expense for the years ended December 31, 2008 and 2007 was $10,452 and $10,225, respectively.

4. INCOME TAXES

At December 31, 2008 and 2007, the Company had a federal operating loss carry forward of $7,246,975 and $6,672,838, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2008	2007
Current:
Federal	$-	$-
State	-	-
Deferred:	(2,536,476)	(2,343,893)
	$(2,536,476)	$(2,343,893)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$2,381,593	$2,335,493
Stock-based compensation	-	8,400
Asset impairment	154,883	-
Total deferred tax assets	2,536,476	2,343,893
Less: Valuation Allowance	(2,536,476)	(2,343,893)
Net Deferred Tax Assets	$-	$-

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

The valuation allowance for deferred tax assets as of December 31, 2008 and 2007 was $2,536,476 and $2,343,893, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2008 and 2007.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2008	2007
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	0%	0%

5. UNEARNED REVENUE

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten year period with an increased minimum annual royalty of $27,500. As of December 31, 2008 and 2007, we had unearned revenue from this agreement totaling $11,458 and $9,375, respectively.

6. NOTES PAYABLE AND ACCRUED LIABILITIES-RELATED PARTIES

Notes payable consisted of the following as of December 31, 2008 and 2007, respectively:

	2008	2007
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $340,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008	35,436	35,436

Note payable to an officer, unsecured bearing interest at 8.0% per annum, maturing December 2009	86,000	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2008	7,500	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing March, 2009	24,000	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	30,000	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	50,000	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	75,000	-

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	72,000	-

Current portion (amounts due within one year)	$705,050	$360,550

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

The Company is in default of its semi-annual interest payment of $24,000 for 2002 through 2008 (a total of $340,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.

In 2006, we agreed to pay our CEO an annual salary of $120,000. As of December 31, 2008 and 2007, we had accrued salaries due to our CEO in the amount of $211,689 and $110,652, respectively.

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

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

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

On July 3, 2000, the Board of Directors exercised the option to acquire technology related to the extraction and processing of ore and, in accordance with the agreement with the two owners of that technology, issued 200,000 shares of Can-Cal’s common stock to them.

On November 24, 2000, the Company borrowed $300,000 from a lender. As part of the transaction, the Company issued 45,000 shares of its common stock as a loan placement fee and granted the lender an option to purchase up to 300,000 shares of its common stock. On November 24, 2000, the lender exercised its option in full and purchased 300,000 shares of Can-Cal’s common stock.

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

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

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

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

During September 2002, the Company issued 32,281 shares of the Company’s common stock for $5,500 in cash related to the Dutchess Private Equities Fund, net of offering costs of $200, and issued 30,000 shares to Joseph B. LaRocco, attorney for Dutchess Fund and DRH Investment Company, LLC for legal services to such entities.

During October 2002, the Company issued 35,679 shares of the Company’s common stock for $4,600 in cash related to the Dutchess Private Equities Fund, net of offering costs of $700.

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

During 2003, 205,166 restricted common shares in payment of $31,500 of services by Luis Vega, consulting geologist. The per share price was determined by dividing the amount owed by the average closing price of the company’s stock for each day’s service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

During 2004, 215,336 restricted common shares were issued in payment of $40,932 of services by Luis Vega, consulting geologist. The price per share was determined by dividing the amount owed by the average closing price of the company’s stock for each day’s service. These shares were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

On March 1, 2004, in connection with the conversion of $82,687 in notes payable and $225,595 in accrued officers’ salary payable, we issued 1,233,127 restricted common shares at $0.25 per share and 1,233,127 warrants, with an exercise price of $0.30 and expiring on March 1, 2006, to two officers, two directors, and a former director and his insurance agency. These persons and the insurance agency are accredited investors.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

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

On July 3, 2006, the Company issued 2,200 shares of its par value common stock for services received by an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $462, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase 2,200 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $373, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 8,800 shares of its par value common stock for services received from an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $2,200, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 8,800 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $1,812, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

On July 3, 2006, an officer of the Company elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company’s common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,932 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company’s common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 11, 2006, the Company issued 206,767 shares of its par value common stock pursuant to the convertible debenture agreement entered into on January 24, 2006 whereby the Company received a $40,000 convertible at a rate of $0.20 per share bearing interest of 10% per annum. The note holder elected to convert all accrued interest totaling $1,895 into 6,767 shares of the Company’s par value common stock.

On August 22, 2006, the Company entered into an agreement to purchase mining claims located in Mohave County, Arizona in exchange for 1,000,000 shares of the Company’s par value common stock. The Company recorded an asset totaling $400,000, the fair value of the underlying shares.

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

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.

2008

During the year ended December 31, 2008, the Company issued 32,500 shares of common stock and warrants to purchase 32,500 shares common stock for cash totaling $8,124. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

8. OPTIONS AND WARRANTS

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan.

In June 2006, the Company granted options to buy 750,000 shares of the Company’s common stock at an exercise price of $0.20 with terms ranging from two to five years from the date of issuance to the Directors of the Company. Additionally, the Company granted options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.20 with a term of three years from the date of issuance to an unrelated consultant.

In accordance with FASB 123R (revised 2004) “Share-based Payment”, the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black-Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%. The determined fair value recognized in the current period was $123,475

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2007	1,000,000	$0.20
Granted	-
Cancelled	-
Exercised	-
Expired	-
Balance, December 31, 2007	1,000,000	0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-
Balance, December 31, 2008	1,000,000	$0.20

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

Warrants related to the sale of common stock - During fiscal years 2008, and 2007, the Company granted 32,500 and 492,795 stock warrants, respectively, with an exercise price ranging from $0.25 to $0.65 per share for its common stock. These stock warrants were granted in connection with common stock sold during fiscal years 2008 and 2007. These stock warrants were exercisable upon issuance and expire at various times throughout 2010 and 2009. The following table summarizes the Company’s warrant activity related to the sale of common stock:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2007	3,060,713	$0.31
Granted	492,795	0.59
Cancelled	-	-
Exercised	745,372	0.25
Expired	50,000	0.25
Balance, December 31, 2007	2,758,136	0.31
Granted	32,500	0.35
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2008	2,790,636	$0.31

The following table summarizes the Company’s warrant activity not related to the sale of common stock:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2007	627,110	$0.25
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	173,575	0.25
Balance, December 31, 2007	453,535	0.25
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2008	453,535	$0.25

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Financial Statements

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

10. CAPITALIZED MINERAL COSTS

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. As of December 31, 2008, the Company recorded a write down in the amount of $442,524. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On March 17, 2009 (the “Dismissal Date”), Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) confirmed its dismissal of DeJoya Griffith & Company, LLC, (“DeJoya”), from its engagement as independent auditor of the Company, in connection with the engagement of L.L. Bradford, LLC, Certified Public Accountants, as the new independent public accounting firm for the Company (“L.L. Bradford”).

DeJoya’s reports on the Company’s 10-KSBs for the years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, did not contain an adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope or accounting principles, other than reflecting an uncertainty as to the Company’s ability to continue as a going concern.

During each of the two (2) years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, there were no disagreements on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements, if not resolved to DeJoya’s satisfaction would have caused them to make reference in connection with their opinion to the subject matter of the disagreement.

On March 19, 2009, the Company engaged L.L. Bradford as its independent registered public accounting firm to audit the Company’s financial statements.  During each of the two (2) years ended December 31, 2007 and 2006, and all  subsequent interim periods up and until the  Dismissal  Date,  the  Company did not consult L.L. Bradford on any matters described in Item 304(a)(2)(i) of Regulation S-B. During each of the two (2) years ended December 31, 2007 and 2006, and all subsequent interim periods up and until the Dismissal Date, the Company did not consult L.L. Bradford on any  matters described in Item 304(a)(2)(ii) of Regulation S-B

ITEM 9A(T). CONTROLS AND PROCEDURES.

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

Management has used the framework set forth in the report entitled Internal Control - Integrated Framework published by the Committee of Sponsoring Organizations of the Treadway Commission, known as COSO, to evaluate the effectiveness of our internal control over financial reporting. Based upon this assessment, management has concluded that our internal control over financial reporting was effective as of and for the year ended December 31, 2008.

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

The Company is not an “accelerated filer” for the 2008 fiscal year because it is qualified as a “small business issuer”. Hence, under current law, the internal controls certification and attestation requirements of Section 404 of the Sarbanes-Oxley act will not apply to the Company. This Annual report on Form 10-K does not include an attestation report of our registered public accounting regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this Annual Report on Form 10-K.

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

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

RONALD D. SLOAN. Mr. Sloan is founder, CEO and President of the Company, and has recently served as such since May 2005. He is also Chairman of the Board of Directors and Treasurer (and Chief Financial Officer). During the past twenty five years , Mr. Sloan has been an entrepreneur as an owner and operator of several companies including: Atlas Insurance Adjusters Ltd, partner/president from 1977 to 1978; United Auto Parts, senior manager, parts sales and distribution, approximate staff of 100 from 1979 to 1984; Save-On Auto Parts Ltd., shareholder, president, secretary, parts sales and distribution, approximate staff of 40 from 1985 to 1989; Knight Auto Recyclers Ltd., owner/president, parts sales and distribution from 1990 to 1995; Scotmar Industries Ltd., D.B.A. Truck City Inc., senior management, parts sales and distribution from 1990-1995. Mr. Sloan spends his full time on the Company’s business. Mr. Sloan has no professional or technical credentials in the metals mining industry. Mr. Sloan also served as President, Treasurer and CEO from May 2, 1996 until March, 2003. Mr. Sloan then again took over the positions of President and CEO upon the resignation of Mr. Ciali on May 10, 2005.

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

JAMES DACYSZYN. Mr. Dacyszyn is a Canadian citizen who is semi-retired. He owns and operates several concrete transit mix plants and gravel operations in central Alberta, Canada. He has no precious metal mining experience, or any professional credentials in the metals mining industry, but he does have extensive experience in Materials Engineering and holds a bachelor’s degree in Civil Engineering. From 1954 to 1971, he managed a laboratory, which tested gravels, asphalts, paints and coordinating quality control tests on earthwork. Mr. Dacyszyn also drilled and evaluated more than 500 gravel deposits in the Province of Alberta and has vast knowledge in crushing rock. From 1982 to 1995, he managed several concrete mixing plants and gravel operations, also producing aggregates as owner/operator. His son, a professional engineer, is now managing the companies and Mr. Dacyszyn is retained in a consulting capacity.

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

(b) Identification of Certain Significant Employees and Consultants

None.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2008 through December 31, 2008 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the years ended December 31, 2008 and 2007 for our chief executive officer, who we refer to throughout this report as our named executive officer. We did not have any other executive officers whose total compensation exceeded $100,000 during the years ended December 31, 2008 and 2007.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compen-sation ($)	Total ($)

Ronald D. Sloan	2008	$120,000(1)	--	--	--	$120,000
Chief Executive Officer/President	2007	$120,000(1)	--	--	4,176	$120,000

(1)	From April 2006 to present accrued at the rate of $10,000 per month. As of December 31, 2008, Mr. Sloan was owed $211,689.

Grants of Plan-Based Awards in Fiscal 2008

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2008.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officer as of December 31, 2008.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Ronald D. Sloan	500,000	-	$1.00	12/31/11

Option Exercises for 2008

There were no options issued or exercised by our named executive officer in fiscal 2008.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on April 8, 2009 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 24,587,753 shares of common stock outstanding.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after April 8, 2009 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares	Percent of Outstanding Shares of Common Stock(2)
Ronald D. Sloan, Chief Executive Officer, President and Director (3)	2,260,785(4)	9.2%
John Brian Wolfe, Director(3)	1,018,211(5)	4.1%
James Dacyszyn, Director(3)	1,018,050(6)	4.1%

Directors, Officers and Beneficial Owners as a Group	4,297,046	17.4%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 2500 Vista Mar Drive, Las Vegas, Nevada 89128.
(4)	Includes 500,000 shares underlying options.
(5)	Includes 53,890 shares underlying warrants and 125,000 shares underlying options.
(6)
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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2008 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a) (c)
Equity compensation plans approved by stockholders	900,000	$0.20	600,000

2003 Qualified ISOP (1,500,000 shares)			1,500,000

Equity compensation plans not approved by stockholders	--	--	--
Total	900,000	$0.20	2,100,000

Total shares underlying unexercised options (both plans) cannot exceed 10% of the Company’s total issued and outstanding shares of common stock, calculated on a pro forma basis.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2008 in which:

•	The amounts involved exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years ($3,631); and
•	A director, executive officer, holder of more than 5% of our common stock or any member of their immediate family had or will have a direct or indirect material interest.

CONVERSION OF SALARIES OWED TO OFFICERS AND LOANS OWED TO DIRECTORS

On July 3, 2006, Ron Sloan, CEO of the Company, elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

The company owed Robin Schwarz, an unaffiliated shareholder, $12,424 at December 31, 2005 consisting of unsecured loans in various amounts made in 2001 and 2002, at various dates, and interest ranging from 13.24% to 27.99%, due on demand. On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion in full of these loans. Additionally, the Company granted Ms. Schwarz a warrant to purchase 56,821 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

The Board of Directors delegates to management of Mr. Sloan and the Board of Directors, the terms of engagement, before we engage independent auditor for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

(7) L.L. Bradford & Company was retained as our new auditing firm by the Board of Directors for the fiscal year ended December 31, 2008. L.L. Bradford & Company and De Joya Griffith & Company, LLC billed us as follows for the years ended December 31, 2008 and 2007, respectively:

	For the Fiscal Years Ended December 31,
	2008	2007

Audit Fees (a)	$13,500	$23,000
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	1,000
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$13,500	$24,000

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2008, and 2007, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2008 and 2007, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Ronald B. Sloan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pigsah, Wikeiup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By:	/s/ Ronald D. Sloan
Ronald D. Sloan, President and Chief Executive Officer

Date: April 14, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ Ronald D. Sloan	Chief Executive Officer, President & Director (Principal Executive Officer and Principal Financial Officer)	April 14, 2008
Ronald D. Sloan