Form 10-Q
period 2009-03-31
CAN CAL RESOURCES LTD
filed 2009-05-15
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

(702) 243-1849

(Registrant’s telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                                                                                                                                                                    Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 12, 2009, was 24,587,753.

CAN-CAL RESOURCES LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Balance Sheets

	March 31,	December 31,
	2009	2008
	(Unaudited)
Assets
Current assets:
Cash	$3,394	$45,848
Other current assets	100	100
Total current assets	3,494	45,948

Property, plant and equipment (net accumulated depreciation of $138,960 and $136,347)	54,883	57,496

Other assets:
Capitalized mineral rights	1,248	1,248
Deposits	1,895	1,895
	3,143	3,143

Total assets	$61,520	$106,587

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$23,851	$33,356
Accrued interest	397,695	376,118
Accrued officer salary	237,482	211,689
Rescission liability	67,913	-
Notes payable - related parties	471,550	446,550
Notes payable	258,500	258,500
Unearned revenues	4,583	11,458
Total current liabilities	1,461,574	1,337,671

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 24,587,753 and 24,587,753 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	24,588	24,588
Additional paid in capital	7,763,589	7,831,502
Accumulated (deficit)	(9,188,231)	(9,087,174)
Total stockholders’ (deficit)	(1,400,054)	(1,231,084)

Total liabilities and stockholders’ (deficit)	$61,520	$106,587

The accompanying notes are an integral part of the condensed financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the three months ended		March 22, 1995 (Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses:
Exploration costs	3,403	17,914	495,728
Depreciation	2,613	2,997	233,390
General and administrative expenses	50,492	56,995	6,123,728
Officer compensation	30,000	30,992	761,176
Impairment of operating assets	-	-	442,524
Total operating expenses	86,508	108,898	8,056,546

Loss from operations	(86,508)	(108,898)	(8,074,446)

Other income (expense):
Other income from legal judgment	-	-	47,200
Interest income	8	98	52,922
Rental revenue	7,375	9,925	301,592
Gain (loss) on sale of fixed assets	-	-	26,801
Interest expense	(21,932)	(13,804)	(1,068,700)
Total other income (expense)	(14,549)	(3,781)	(640,185)

Loss before provision for income taxes	(101,057)	(112,679)	(8,714,631)

Provision for income taxes	-	-

Net loss from continuing operations	(101,057)	(112,679)	(8,714,631)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)
Net loss	$(101,057)	$(112,679)	$(9,188,231)

Basic loss per common share	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	24,587,753	24,581,984

The accompanying notes are an integral part of these condensed financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the three months ended		March 22, 1995 (Inception) to
	March 31,	March 31,	March 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(101,057)	$(112,679)	$(9,188,231)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,613	2,997	250,390
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	-	532,814
Stock issued for financing and interest	-	-	523,200
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	442,524
Decrease (increase) in assets:
Accounts receivable	-	-	(100)
Other current assets	-	(1,995)	(90,700)
Other assets	-	(1,248)	(1,895)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(9,505)	(29,309)	23,851
Accrued interest	21,577	13,510	397,695
Accrued officer salary	25,793	19,497	237,482
Unearned revenues	(6,875)	(5,625)	4,583
Net cash used by operating activities	(67,454)	(114,852)	(5,986,188)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	-	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	-	26,100
Net cash used by investing activities	-	-	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	25,000	22,000	838,800
Principal payment on notes payable, related parties	-	-	(367,250)
Proceeds from issuance of common stock	-	8,125	6,766,376
Net cash provided by financing activities	25,000	30,125	7,496,426

Net increase (decrease) in cash	(42,454)	(84,727)	3,394
Cash, beginning of period	45,848	105,987	-
Cash, end of period	$3,394	$21,260	$3,394

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Rescission Liability	$67,913	$-	$-

The accompanying notes are an integral part of the condensed financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Notes to Condensed Financial Statements
(Unaudited)

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2008 of Can-Cal Resources Ltd. (the “Company”).

The interim condensed financial statements present the balance sheet, statements of operations, and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company incurred a net loss of $101,057 for the three months ended March 31, 2009. Also, the Company’s current liabilities exceed its current assets by $1,458,080 as of March 31, 2009. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NOTES PAYABLE, RELATED PARTIES

Notes payable consisted of the following as of March 31, 2009 and December 31, 2008, respectively:

	March 31, 2009	December 31, 2008
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $340,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008	35,436	35,436

Note payable to an officer, unsecured bearing interest at 8.0% per annum, maturing December 2009	111,000	86,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2008	7,500	7,500

Note payable, unsecured, bearing interest at 8.0% per annum, maturing March, 2009	24,000	24,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	30,000	30,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	50,000	50,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	75,000	75,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	72,000	72,000

Current portion (amounts due within one year)	$730,050	$705,050

In 2006, the Company agreed to pay its CEO an annual salary of $120,000. As of March 31, 2009, the Company accrued salary due to its CEO in the amount of $237,482.

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

We also issued, for services, 349,545 restricted common shares for a total value of $69,800 valued at fair market value at date of issuance and granted 13,575 warrants (exercisable for two years at $0.25 per share) valued at fair market value at date of issuance. These securities were issued to two Canadian residents, and one Mexican Corporation.

2006
During the twelve months ended December 31, 2006, we sold 2,622,213 restricted common shares to 76 Canadian residents, 8 US residents, 5 Israeli Nationals and 1 Swiss National for a total of $688,000, and issued warrants to purchase 2,348,213 restricted common shares, exercisable between $0.25 to $.45 per share. We also issued, for services, 8,500 restricted common shares for a total value of $2,325.

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

On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen. The shares were valued at a total of $2,000.

2008
During the three months ended March 31, 2009, the Company issued 32,500 shares of common stock and warrants to purchase 32,500 shares common stock for cash totaling $8,124. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

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

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	1,000,000	$0.20
Granted	-
Cancelled	-
Exercised	-
Expired	-
Balance, December 31, 2008	1,000,000	0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-
Balance, March 31, 2009	1,000,000	$0.20

Warrants related to the sale of common stock - the following table summarizes the Company’s warrant activity related to the sale of common stock as of March 31, 2009:
	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	2,758,136	$0.31
Granted	32,500	0.35
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2007	2,790,636	0.31
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2009	2,790,636	$0.31

The following table summarizes the Company’s warrant activity not related to the sale of common stock:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	453,535	$0.25
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2008	453,535	0.25
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2009	453,535	$0.25

4.	COMMITMENTS AND CONTINGENCIES

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

Revocation order – On April 24, 2009 the Company received a Partial Revocation Order from the British Columbia Securities Commission. Pursuant to the order, the Company has agreed to offer a full rescission for shares purchased or warrants exercised, during the period of October 2004 to December 2007. The Company has recorded a rescission liability totaling $67,913 representing the total amount of cash required to repurchase 263,748 shares in accordance with the order.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2008.

In this form 10-Q references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

Item 2. Management’s Discussion and Analysis.

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

At March 31, 2009, we had approximately $3,400 cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(B) RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 AND 2008.

The following table summarizes selected items from the statement of operations for the three months ended March 31, 2009 compared to March 31, 2008.

EXPENSES:

	Three Months Ended
	March 31,
	2009	2008	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$3,403	$17,914	$(14,511)	(81)%
Depreciation	2,613	2,997	(384)	(13)%
General & administrative expenses	50,492	56,995	(6,503)	(12)%
Officer compensation	30,000	30,992	(992)	(3)%
Total operating expenses	86,508	108,898	(22,390)	(21)%
Loss from operations	(86,508)	(108,898)	(22,390)	(21)%

Other income (expense):
Interest income	8	98	(90)	(92)%
Rental revenue	7,375	9,925	(2,550)	(26)%
Interest expense	(21,932)	(13,804)	8,128	59%
Total other income (expense)	(14,549)	(3,781)	10,768	285%
Net loss	$(101,057)	$(112,679)	$(11,622)	(10)%

EXPLORATION COSTS

Exploration costs for the three months ended March 31, 2009 decreased by $14,511 or 81% from $17,914 for the three months ended March 31, 2008 to $3,403 for the three months ended March 31, 2009. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations.

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

DEPRECIATION

Depreciation for the three months ended March 31, 2009 decreased by $384 or 13% from $2,997 for the three months ended March 31, 2008 to $2,613 for the three months ended March 31, 2009. The decrease is principally due to less depreciation on equipment that was purchased after March 31, 2008.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended March 31, 2009 decreased by $6,503 or 12% from $56,995 for the three months ended March 31, 2008 to $50,492 for the three months ended March 31, 2009. The decrease is principally due to decreased costs to maintain the office, including decreased utility costs and payroll taxes associated with moving some of the administrative functions in house.

OFFICER COMPENSATION

Officer Compensation for the three months ended March 31, 2009 decreased by $992 or 3% from $30,992 for the three months ended March 31, 2008 to $30,000 for the three months ended March 31, 2009.

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended March 31, 2009 decreased by $22,390 or 21% from $108,898 for the three months ended March 31, 2008 to $85,508 for the three months ended March 31, 2009. The decrease in total operating expenses was mainly a result of management's efforts to scale back exploration costs until the Company has the resources to effectively explore the claims that have been obtained.

OTHER INCOME (EXPENSE)

Interest income for the three months ended March 31, 2009 decreased by $90 or 92% from $98 for the three months ended March 31, 2008 to $8 for the three months ended March 31, 2009. Interest income relates to interest earned on cash received as a result of financing activities, of which less was on hand during the three months ended March 31, 2009 compared to the same period in 2008.

Rental revenue for the three months ended March 31, 2009 decreased by $2,550 or 26% from $9,925 for the three months ended March 31, 2008 to $7,375 for the three months ended March 31, 2009. Rental revenue relates to income derived from the rental of the Company's land for the purposes of filming movies or photo shoots. Less photo shoots were performed during the three months ended March 31, 2009 compared to the same period in 2008.

Interest expense for the three months ended March 31, 2009 increased by $8,128 or 59% from $13,804 for the three months ended March 31, 2008 compared to $21,932 for the three months ended March 31, 2009 due to additional loans entered into during the third and fourth quarters of 2008.

NET LOSS

Our net loss was $101,057 for the three months ended March 31, 2009 compared to a net loss of $112,679 for the three months ended March 31, 2008. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

(D) LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2009 compared to December 31, 2008.

	March 31,	December 31,	Increase / (Decrease)
	2009	2008	$	%
Current Assets	$3,494	$45,948	$(42,454)	(92)%
Current Liabilities	$1,461,574	$1,337,671	$123,903	10%
Working Capital (deficit)	$(1,458,080)	$(1,291,723)	$166,357	13%

Internal and External Sources of Liquidity

During the three months ended March 31, 2009 and 2008, our operating and investing activities used cash of $67,454 and $114,852, respectively, while our financing activities provided cash of $25,000 and $30,125, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

As of March 31, 2009, our cash balance was $3,394. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. Our current cash reserves will not be sufficient to support operations through June 30, 2009, and do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. There can be no assurance that we will raise capital through any of these means.

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

Item 4T. Controls and Procedures.

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

PART II—OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not currently a party to litigation. The British Columbia Securities Commission previously required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company is under order to supply such verification by a “qualified” third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company retained such a “qualified” third party consultant who prepared and filed the necessary reports with the BCSC.

On April 24, 2009, the British Columbia Securities Commission (“BCSC”) notified Can-Cal Resources, Ltd. (“Can-Cal” or the Company”) of its decision to partially revoke the cease trade order (the “CTO”) that the BCSC issued on February 4, 2008, as to all outstanding shares of Can-Cal, conditioned upon Can-Cal’s agreement to rescind the prior sale of certain securities, which sales were in part the subject of the CTO.   The partial revocation of the CTO was effective April 24, 2009.

The BCSC had previously determined the Company engaged in the sale on securities to various individuals and entities during the period between October 2004 through December 2007, and that a portion of these sales were sold without an exemption to the British Columbia, Canada, securities laws that require the delivery of a prospectus in connection with the sale of securities.

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”).  In meeting this condition, Can-Cal will rescind the sale of an approximate total of 263,748 shares of common stock of the Company and return a total of $67,913 of investment funds to the Non-accredited Purchasers.   The CTO will remain on all shares sold to Non-accredited Purchasers.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

We did not issue or sell any unregistered equity securities during the quarter ended March 31, 2009.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2009.

Item 3. Defaults Upon Senior Securities.

See Note 3 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2009.

Item 5. Other Information.

On April 24, 2009, the British Columbia Securities Commission (“BCSC”) notified Can-Cal Resources, Ltd. (“Can-Cal” or the Company”) of its decision to partially revoke the cease trade order (the “CTO”) that the BCSC issued on February 4, 2008, as to all outstanding shares of Can-Cal, conditioned upon Can-Cal’s agreement to rescind the prior sale of certain securities, which sales were in part the subject of the CTO.   The partial revocation of the CTO was effective April 24, 2009.

The BCSC had previously determined the Company engaged in the sale on securities to various individuals and entities during the period between October 2004 through December 2007, and that a portion of these sales were sold without an exemption to the British Columbia, Canada, securities laws that require the delivery of a prospectus in connection with the sale of securities.

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”).  In meeting this condition, Can-Cal will rescind the sale of an approximate total of 263,748 shares of common stock of the Company and return a total of approximately $67,913 of investment funds to the Non-accredited Purchasers.  The CTO will remain on all shares sold to Non-accredited Purchasers.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period Ending	Exhibit	Filing date
31.1	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Ronald B. Sloan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Press Release issued April 28, 2009 regarding BCSC CTO		8-K		99.2	04/29/09

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

By:	/s/ Ronald Sloan
Ronald D. Sloan, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 13, 2009