Form 10-Q
period 2009-06-30
CAN CAL RESOURCES LTD
filed 2009-08-14
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 14, 2009, was 26,155,353.

CAN-CAL RESOURCES LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Balance Sheets

	June 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$50,376	$45,848
Other current assets	1,495	100
Total current assets	51,871	45,948

Property, plant and equipment (net accumulated depreciation of $141,573 and $136,347)	52,270	57,496

Other assets:
Capitalized mineral rights	1,248	1,248
Deposits	1,895	1,895
	3,143	3,143

Total assets	$107,284	$106,587

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$47,953	$33,356
Accrued interest – related parties	419,680	376,118
Accrued officer salary	263,828	211,689
Rescission liability	1,413	-
Notes payable - related parties	730,050	705,050
Unearned revenues	25,208	11,458
Total current liabilities	1,488,132	1,337,671

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 26,155,353 and 24,587,753 shares issued and outstanding
as of June 30, 2009 and December 31, 2008, respectively	26,156	24,588
Additional paid in capital	7,957,972	7,831,502
Foreign currency translation adjustment	(231)	-
Accumulated (deficit)	(9,364,745)	(9,087,174)
Total stockholders’ (deficit)	(1,380,848)	(1,231,084)

Total liabilities and stockholders’ (deficit)	$107,284	$106,587

The accompanying notes are an integral part of the condensed financial statements.

Can-Cal Resources, Ltd.
(an exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

	For the Three Months Ended		For the Six Months Ended		March 22, 1995 (inception) to
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009
Material sales	$-	$-	$-	$-	$245,500
Cost of sales	-	-	-	-	263,400

Gross profit	-	-	-	-	(17,900)

Expenses:
Exploration costs	15,258	20,991	18,661	38,905	510,986
Depreciation	2,613	2,998	5,226	5,995	236,003
General and administrative	117,269	85,646	167,761	142,640	6,240,997
Executive compensation	30,000	29,008	60,000	60,000	791,176
Impairment of assets	-	-	-	-	442,524
Total operating expenses	165,140	138,642	251,648	247,540	8,221,686

Loss from operations	(165,140)	(138,642)	(251,648)	(247,540)	(8,239,586)

Other income (expense)
Interest expense	(22,276)	(15,460)	(44,658)	(29,264)	(1,091,426)
Interest income	-	4	8	102	52,922
Rental income	6,775	16,689	14,150	26,614	308,367
Foreign currency gain (loss)	4,577	-	4,577	-	4,577
Income from legal judgment	-	-	-	-	47,200
Gain on sale of fixed assets	-	-	-	-	26,801
Total other	(11,374)	1.233	(25,923)	(2,548)	(651,559)

Loss before tax provision	(176,514)	(137,409)	(277,571)	(250,088)	(8,891,145)

Provision for income taxes	-	-	-	-	-

Net loss-continuing operations	(176,514)	(137,409)	(277,571)	(250,088)	(8,891,145)

Discontinued operations:
Income from discontinued
operations	-	-	-	-	116,400
(Loss) on disposal of
Operations, net of tax	-	-	-	-	(590,000)

Net (loss)	$(176,514)	$(137,409)	$(277,571)	$(250,088)	$(9,364,745)

Loss per common share -
Basic and fully diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average common
Shares outstanding -
Basic and fully diluted	25,292,140	24,587,753	24,941,892	24,584,884

The accompanying notes are an integral part of these condensed financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	For the six months ended		March 22, 1995 (Inception) to
	June 30,	June 30,	June 30,
	2009	2008	2009
Cash flows from operating activities:
Net (loss)	$(277,571)	$(250,088)	$(9,364,745)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	5,226	5,995	253.003
Bad debts	-	-	207.100
(Gain) loss on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	-	532,814
Stock and warrants issued for financing and interest	-	-	523,200
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Gain (loss) on foreign currency translation	(231)	-	8,269
Impairment of operating assets	-	-	442,524
Decrease (increase) in assets:
Accounts receivable	-	-	(100)
Other current assets	(1,395)	5,100	(92,095)
Other assets	-	-	(1,895)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	14,598	(25,926)	47,954
Accrued interest – related parties	43,562	28,071	419,680
Accrued officer salary	52,139	49,497	263,827
Unearned revenues	13,750	37,686	25,208
Net cash used by operating activities	(149,922)	(159,865)	(6,068,657)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	-	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	-	26,100
Net cash used by investing activities	-	-	(1,506,844)

Cash flows from financing activities:
Rescission liability	(66,500)	-	(66,500)
Proceeds from notes payable	-	83,500	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	25,000	40,000	838,800
Principal payment on notes payable, related parties	-	(4,920)	(367,250)
Proceeds from issuance of common stock	195,950	8,125	6,962,327
Net cash provided by financing activities	154,450	126,705	7,625,877

Net increase (decrease) in cash	4,528	(33,160)	50,376
Cash, beginning of period	45,848	105,987	-
Cash, end of period	$50,376	$72,827	$50,376

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Rescission Liability	$67,913	$-	$67,913

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company incurred a net loss of $277,571 for the six months ended June 30, 2009. Also, the Company’s current liabilities exceed its current assets by $1,436,261 as of June 30, 2009. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of June 30, 2009 and December 31, 2008, respectively:

	June 30, 2009	December 31, 2008
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008	35,436	35,436

Note payable to an officer, unsecured bearing interest at 8.0% per annum, maturing December 2009	111,000	86,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2008	7,500	7,500

Note payable, unsecured, bearing interest at 8.0% per annum, maturing March, 2009	24,000	24,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	30,000	30,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	50,000	50,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	75,000	75,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	72,000	72,000

Total notes payable	730,050	705,050

Less current portion	730,050	705,050

Long-term notes payable, less current portion	$-	$-

3.	NOTES PAYABLE (cont.)

We have recorded interest expense related to these notes in the amounts of $43,562 and $29,264 during the six months ended June 30, 2009 and 2008, respectively.

4.	RELATED PARTY TRANSACTIONS

In 2006, the Company agreed to pay its CEO an annual salary of $120,000. As of June 30, 2009 and December 31, 2008, the accrued salary due to its CEO was $263,828 and $211,689, respectively.

5.	CHANGES IN SECURITIES

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

Between February 10 and June 30, 2004, 75,000 restricted common shares were issued to Jeff Whitford, a Canadian resident, for investor relation services, in the amount of $15,000. In addition, Mr. Whitford received 50,000 warrants at an exercise price of $0.20 per share; the warrants will expire between February 2006 and March 2006. The warrants were valued at $12,200 utilizing the Black Scholes model.

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

2008

During the six months ended June 30, 2008, the Company issued 32,500 shares of common stock and warrants to purchase 32,500 shares common stock for cash totaling $8,124. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

2009

During the three months ended June 30, 2009, the company issued 1,567,600 shares of its common stock and an equal number of warrants pursuant to a unit offering whereby each recipient received one share of common stock and one warrant certificate for a unit price of $0.125. The Company recorded proceeds from the offering of $195,950.

6.	OPTIONS AND WARRANTS

Options

The 2003 Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. As of June 30, 2009 a total of 1,400,000 options have been issued under this plan of which 800,000 have expired, 500,000 were cancelled, and 100,000 were exercised.

The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. As of June 30, 2009 a total of 500,000 options have been issued under this plan all of which remain outstanding and will expire on October 1, 2013.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	500,000	$0.20
Granted	-
Cancelled	-
Exercised	-
Expired	-
Balance, December 31, 2008	500,000	0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-
Balance, June 30, 2009	500,000	$0.20

Warrants

During the period ended June 30, 2009, the Company granted 1,567,600 warrants in connection with its unit offering.

The following table summarizes the Company’s warrant activity as of June 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	3,261,543	$0.40
Granted	32,500	0.35
Cancelled	-	-
Exercised	-	-
Expired	(2,768,748)	0.33
Balance, December 31, 2008	525,295	0.50
Granted	1,567,600	0.15
Cancelled	-	-
Exercised	-	-
Expired	(246,137)	0.61
Balance, June 30, 2009	1,846,758	$0.19

7.	COMMITMENTS AND CONTINGENCIES

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

Revocation order – On April 24, 2009 the Company received a Partial Revocation Order from the British Columbia Securities Commission. Pursuant to the order, the Company has agreed to offer a full rescission for shares purchased or warrants exercised, during the period of October 2004 to December 2007. The Company has recorded a rescission liability totaling $67,913 representing the total amount of cash required to repurchase 263,748 shares in accordance with the order. As of June 30, 2009, the Company has paid $66,500 of this liability.

8.	SUBSEQUENT EVENTS

On June 30, 2009, certain note holder’s elected to convert the principal amount plus all accrued interest into shares of the Company’s common stock at a conversion rate of $0.125 per share. The board of director’s approved the conversion on June 30, 2009 and further agreed to issue two common stock warrants for each dollar converted. The estimated shares to be issued for the conversion is 3,188,747 whereby relieving $398,593 in principal and accrued interest. The fair value of warrants issued in connection with the conversion is estimated at $316,000 utilizing the Black-Scholes pricing model. As of the date of this filing, the shares and warrants remain unissued.

In August 2009, the Company authorized the issuance of approximately 2,768,748 warrants to purchase the Company’s common stock at exercise prices ranging from $0.25 to $0.65 per share. The grant was made in an effort to provide goodwill to the Company’s warrant holders impacted by the cease trade order (“CTO”) imposed by the British Columbia Securities Commission.  As a result of the CTO, the aforementioned warrant holder’s were unable to exercise their right to purchase shares of the Company’s common stock.   The fair value of warrants granted is estimated to be approximately $68,000 utilizing the Black-Scholes pricing model.

Pursuant to FAS 165, management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and have determined that there are no additional material events which have occurred as of August 14, 2009, that would be deemed significant or require recognition or additional disclosure.

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

At June 30, 2009, we had approximately $50,376 in cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(B) RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2009 AND 2008.

The following table summarizes selected items from the statement of operations for the three months ended June 30, 2009 compared to June 30, 2008.

EXPENSES:

	Three Months Ended
	June 30,		Increase/(Decrease)
	2009	2008	$	%
Expenses:
Exploration costs	$15,258	20,991	(5,733)	(28%)
Depreciation	2,613	2,998	(385)	(13%)
General & administrative	117,269	85,645	31,624	37%
Officer compensation	30,000	29,008	992	4%
Total operating expenses	165,140	138,642	26,498	20%

Other income (expense)
Interest income	-	4	(4)	-
Interest expense	(22,726)	(15,460)	7,266	47%
Rental revenue	6,775	16,689	(9,914)	(60%)
Foreign currency gain	4,577	-	4,577	-
Total other	(11,374)	1,233	12,607	102%

Net (loss)	$(176,514)	$(137,409)	$39,105	29%

EXPLORATION COSTS

Exploration costs for the three months ended June 30, 2009 decreased by $5,733 or 28% from $20,991 for the three months ended June 30, 2008 to $15,258 for the three months ended June 30, 2009. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations. The Cease Trade Order was lifted mid quarter and it is our expectation that our exploration costs will resume through out the remainder of the year.

DEPRECIATION

Depreciation for the three months ended June 30, 2009 remained consistent with the comparable period as expected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended June 30, 2009 increased by $31,624 or 37% from $85,645 for the three months ended June 30, 2008 to $117,269 for the three months ended June 30, 2009. The increase is directly related to legal fees incurred as a result of the Cease Trade Order from the British Columbia Securities Commission.

OFFICER COMPENSATION

We did not experience a material change in compensation to our CEO. Pursuant to the board of director’s 2006 resolution, our CEO will continue to receive quarterly compensation in the amount of $30,000.

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended June 30, 2009 increased by $26,498 or 20% from $138,642 for the three months ended June 30, 2008 to $165,140 for the three months ended June 30, 2009. The increase in total operating expenses was directly related to the legal expenses incurred as a result of our Canadian securities activities.

OTHER INCOME (EXPENSE)

We experienced a decline in rental revenue for the three months ended June 30, 2009 due to the elimination of our 2008 Toyota Commercial lease which expired on August 21, 2008. During the quarter we renewed our lease with Rinker Materials for an additional one year period at an annual rate of $27,500. The rental agreement has been paid in full and we expect to recognize $6,775 in rental revenue per quarter through May 2010.

Our interest expense increased during the three month period ended June 30, 2009 compared to the same period in the previous year due to the additional promissory notes entered into in the latter half of 2008.

NET (LOSS)

We incurred a net (loss) of $176,514 for the three month period which is an increase of $39,105 over the comparable period. Our extensive legal fees in connection with the cease trade order and our increase in interest expense from our financing activities resulted in the increase in net (loss).

(C) RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2009 AND 2008.

The following table summarizes selected items from the statement of operations for the Six months ended June 30, 2009 compared to June 30, 2008.

EXPENSES:

	Six Months Ended
	June 30,		Increase/(Decrease)
	2009	2008	$	%
Expenses:
Exploration costs	$18,661	38,905	(20,244)	(52%)
Depreciation	5,226	5,995	(769)	(13%)
General & administrative	167,761	142,640	25,121	18%
Officer compensation	60,000	60,000	-	-
Total operating expenses	251,648	247,540	4,108	2%

Other income (expense)
Interest income	8	102	(94)	(93%)
Interest expense	(44,648)	(29,264)	15,384	53%
Rental revenue	14,150	26,614	(12,464)	(47%)
Foreign currency gain	4,577	-	4,577	-
Total other	(25,923)	(2,548)	23,375	917%

Net (loss)	$(277,571)	$(250,088)	$27,483	11%

EXPLORATION COSTS

We experienced a significant decline in our exploration costs for the six month period ending June 30, 2009 as a result of our inability to raise the necessary capital. This was the direct result of the Cease Trade Oder put in place by the British Columbia Securities Commission (“BCSC”) on February 4, 2008. This order was partially lifted by the BCSC on April 24, 2009 whereby enabling us to raise additional capital to continue our exploration endeavors.

DEPRECIATION

We have not made any capital purchases during the six months ending June 30, 2009 and therefore have experienced no material change in our depreciation expense. As of the date of this filing, we do not anticipate incurring any capital expenditure for the remainder of the year. As a result, our depreciation expense will remain consistent as expected under a straight line method.

GENERAL AND ADMINISTRATIVE EXPENSES

We experienced an 18% increase in our general and administrative expenses for the Six months ended June 30, 2009 compared to the same period in the previous year. The increase was expected by management due to our increase in professional fees resulting from the regulatory issues in British Columbia. As of June 30, 2009, the majority of these issues have reached resolution and we therefore expect to see these costs to be more comparable to the previous year in the third and fourth quarter.

OFFICER COMPENSATION

In 2006, our board of director’s agreed to pay annual compensation of $120,000 to our CEO. Until such time this is adjusted by our board of directors, we expect no significant changes in our periodic or annual expense.

TOTAL OPERATING EXPENSES

Our overall operating expenses remained consistent with the previous six month period despite our significant increase in legal fees. We achieve the minimal increase through management’s efforts to lower or eliminate any unnecessary expenses. We anticipate our overall all expenses to increase slightly and in direct relation to our successful financing efforts through the remainder of the year.

OTHER INCOME (EXPENSE)

During the second quarter of 2008, we entered into a short term lease agreement with Toyota Commercial whereby we allowed Toyota use of certain land for a period of two months in exchange for a rental fee of $32,500. This was an isolated and non-recurring event in 2008. As a result of this single transaction, we experienced a decline in rental revenue for the six month period ended June 30, 2009.

Our increase in interest expense for the six month period ended June 30, 2009 of $15,384 compared to the same period in the previous year is directly related to the additional promissory notes entered into in the latter half of 2008.

NET LOSS

We incurred a net (loss) of $277,571 for the six month period ended June 30, 2009. The increase of $27,483 over the comparable period was a direct result of an increase in legal fees and interest expense.

(D) LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2009 compared to December 31, 2008.

	June 30,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current assets	$51,871	$45,948	$5,923	13%
Current liabilities	1,488,132	1,337,671	150,461	11%
Working capital (deficit)	$(1,436,261)	$(1,291,723)	$144,538	11%

Internal and External Sources of Liquidity

During the Six months ended June 30, 2009 and 2008, our operating and investing activities used cash of $216,422 and $159,865, respectively, while our financing activities provided cash of $154,450. The cash used in operating activities was principally a result of the net loss we incurred.

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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

As of June 30, 2009, our cash balance was $50,376. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. Our current cash reserves will not be sufficient to support operations through June 30, 2009, and do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. There can be no assurance that we will raise capital through any of these means.

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

Going Concern

The financial statements included in this filing have been prepared in conformity with generally accepted accounting principles that contemplate the continuance of the Company as a going concern. Management intends to use borrowings and security sales to mitigate the effects of its cash position, however no assurance can be given that debt or equity financing, if and when required will be available. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets and classification of liabilities that might be necessary should the Company be unable to continue existence.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results or operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

Related party transactions: In March 1982, the FASB issued Statement of Financial Accounting Standard 57 (“57”) “Related Party Disclosure”. This Statement establishes requirements for related party disclosures and provides guidance for the disclosures of transactions between related parties.

Recent Accounting Developments

In June 2009, the FASB issued SFAS No. 168 (“FAS 168”), “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162”.The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we anticipate adopting FAS 168, for all interim and annual periods ending after September 15, 2009.

In June 2009, the FASB issued SFAS No. 167 (“FAS 167”), “Amendments to FASB Interpretation No. 46(R)”. The Board’s objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. As prescribe by the FASB we anticipate adopting FAS 167, for all interim and annual reports subsequent to November 15, 2009.

In June 2009, the FASB issued SFAS No. 166 (“FAS 166”), “Accounting for Transfers of Financial Assets - an amendment to FASB Statement No. 140”. The Board’s objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. The Board undertook this project to address (1) practices that have developed since the issuance of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, that are not consistent with the original intent and key requirements of that Statement and (2) concerns of financial statement users that many of the financial assets (and related obligations) that have been derecognized should continue to be reported in the financial statements of transferors. As prescribe by the FASB we  apply the guidance of FAS 166, where applicable effective after our first annual reporting period that begins after November 15, 2009, and to interim periods within that first annual reporting period and for interim and annual reporting periods thereafter.

In May 2009, the FASB issued SFAS No. 165 (“FAS 165”) “Subsequent Events”. The objective of this Statement is to establish general standards of accounting for and disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: 1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, 2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements 3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. We have adopted FAS 165 as of June 15, 2009.

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

PART II--OTHER INFORMATION

Item 1.  Legal Proceedings.

           The Company is not currently a party to litigation. The British Columbia Securities Commission previously required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company is under order to supply such verification by a “qualified” third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are resident in British Columbia. The Company retained such a “qualified” third party consultant who prepared and filed the necessary reports with the BCSC. The BCSC order was lifted on or about April 27, 2009.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2008 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On May 28, 2009, pursuant to private placement exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold 1,567,600 units of securities consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock (the “Units”) at a price of $0.125 per Unit.  The warrants are exercisable each into one share of common stock at a price of $0.15 per share and have an expiration date of March 31, 2011.  The Company received from the sales total gross proceeds of $199,950.00.

The Company plans to use the proceeds of the sale (i) for exploration and development of Can-Cal’s current properties, including ongoing laboratory methodology processing and metallurgy testing in relation to precious metal extraction from Can-Cal’s Pisgah and Wikieup properties; (ii) to fund the rescission of certain prior sales of shares as per the requirements of the British Columbia Securities Commission in connection with April 24, 2009, partial revocation of the Cease Trade Order, and; (iii) for general working capital requirements.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended June 30, 2009.

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

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Unregistered Sales of Equity Securities pursuant to private placement exemptions under Section 4(2) and Regulation S of the Securities Act of 1933		8-K			05/28/09

31.1	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X

31.2	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X

32.1	Certification of Ronald B. Sloan pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.1	Press Release issued April 28, 2009 regarding BCSC CTO		8-K		99.2	04/29/09

99.3	Press Release issued May 28, 2009 regarding Private Placement		8-K		99.2	05/28/09

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

By:   /s/ Ronald D. Sloan

Ronald D. Sloan, President and
Chief Executive Officer
(On behalf of the Registrant and
as Principal Financial Officer)

Date: August 14, 2009