Form 10-Q
period 2009-09-30
CAN CAL RESOURCES LTD
filed 2009-11-16
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           Yes ☒       No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                   ☐Yes ☐No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 16, 2009, was 29,647,196.

CAN-CAL RESOURCES LTD.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Balance Sheets

	September 30,	December 31,
	2009	2008
	(Unaudited)
Assets

Current assets:
Cash	$7,832	$45,848
Other current assets	-	100
Total current assets	7,832	45,948

Property, plant and equipment (net accumulated depreciation of $144,186 and $136,347)	49,657	57,496

Other assets:
Capitalized mineral rights	1,248	1,248
Deposits	1,895	1,895
	3,143	3,143

Total assets	$60,632	$106,587

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$53,675	$33,356
Accrued interest – related parties	403,797	376,118
Accrued officer salary	286,338	211,689
Rescission liability	1,413	-
Notes payable - related parties	367,350	705,050
Unearned revenues	18,333	11,458
Total current liabilities	1,130,906	1,337,671

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 29,647,196 and 24,587,753 shares issued and outstanding
as of September 30, 2009 and December 31, 2008, respectively	26,443	24,588
Common stock, authorized and unissued	3,204	-
Additional paid in capital	8,487,210	7,831,502
Accumulated (deficit)	(9,587,131)	(9,087,174)
Total stockholders’ (deficit)	(1,070,274)	(1,231,084)

Total liabilities and stockholders’ (deficit)	$60,632	$106,587

The accompanying notes are an integral part of the condensed financial statements.

Can-Cal Resources, Ltd.
(an Exploration Stage Company)
Condensed Statements of Operations
(Unaudited)

					March 22, 1995
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009

Material sales	$-	$-	$-	$-	$245,500
Cost of sales	-	-	-	-	263,400

Gross profit	-	-	-	-	(17,900)

Expenses:
Exploration costs	13,239	45,622	31,900	84,527	524,225
Depreciation	2,613	2,998	7,839	8,993	238,616
General and administrative	87,196	108,446	254,957	251,086	6,328,193
Executive compensation	30,000	30,000	90,000	90,000	821,176
Impairment of assets	-	-	-	-	442,524
Total operating expenses	133,048	187,066	384,696	434,606	8,354,734

Loss from operations	(133,048)	(187,066)	(384,696)	(434,606)	(8,372,634)

Other income (expense)
Interest expense	(93,000)	(18,337)	(137,658)	(47,601)	(1,184,426)
Interest income	-	12	8	114	52,922
Rental income	10,875	31,019	25,025	57,633	319,242
Foreign currency gain (loss)	(7,213)	-	(2,636)	-	(2,636)
Income from legal judgment	-	-	-	-	47,200
Gain on sale of fixed assets	-	-	-	-	26,801
Total other	(89,338)	12,694	(115,261)	10,146	(740,897)

Loss before tax provision	(222,386)	(174,372)	(499,957)	(424,460)	(9,113,531)

Provision for income taxes	-	-	-	-	-

Net loss-continuing operations	(222,386)	(174,372)	(499,957)	(424,460)	(9,113,531)

Discontinued operations:
Income from discontinued operations	-	-	-	-	116,400
(Loss) on disposal of
Operations, net of tax	-	-	-	-	(590,000)

Net (loss)	$(222,386)	$(174,372)	$(499,957)	$(424,460)	$(9,587,131)

Loss per common share -
Basic and fully diluted	$(0.01)	$(0.01)	$(0.02)	$(0.02)

Weighted average common
Shares outstanding -
Basic and fully diluted	29,483,306	24,587,753	26,472,332	24,585,844

The accompanying notes are an integral part of these condensed financial statements.

Can-Cal Resources Ltd.
(an Exploration Stage Company)
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended		March 22, 1995 (Inception) to
	September 30,	September 30,	September 30,
	2009	2008	2009
Cash flows from operating activities:
Net (loss)	$(499,957)	$(424,460)	$(9,587,131)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	7,839	8,993	255,616
Bad debts	-	-	207,100
(Gain) loss on sale of fixed assets	-	-	(6,501)
Stock based compensation	13,300	-	546,114
Stock and warrants issued for financing and interest	78,961	-	602,161
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Gain (loss) on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	442,524
Decrease (increase) in assets:
Accounts receivable	100	-	-
Other current assets	-	(12,095)	(90,700)
Other assets	-	-	(1,895)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(46,181)	(17,355)	(12,825)
Accrued interest – related parties	56,773	45,923	432,891
Accrued officer salary	74,649	71,037	286,337
Unearned revenues	6,875	6,667	18,333
Net cash used by operating activities	(307,641)	(321,290)	(6,226,376)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	-	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	-	26,100
Net cash used by investing activities	-	-	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	258,500	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	31,800	40,000	845,600
Principal payment on notes payable, related parties	-	(40,000)	(367,250)
Proceeds from issuance of common stock	237,825	8,125	7,004,202
Net cash provided by financing activities	269,625	266,625	7,741,052

Net increase (decrease) in cash	(38,016)	(54,665)	7,832
Cash, beginning of period	45,848	105,987	-
Cash, end of period	$7,832	$51,322	$7,832

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Shares issued for debt conversion	$398,594	$-	$398,593
Rescission Liability	$67,913	$-	$67,913

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

The Company incurred a net loss of $499,957 for the nine months ended September 30, 2009. In addition, the Company’s current liabilities exceed its current assets by $1,123,074 as of September 30, 2009. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing, as well as revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3.	NOTES PAYABLE – RELATED PARTY

Notes payable consisted of the following as of September 30, 2009 and December 31, 2008, respectively:

	September 30, 2009	December 31, 2008
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008	35,436	35,436

Note payable to an officer, unsecured bearing interest at 8.0% per annum, maturing December 2009	-	86,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2008	-	7,500

Note payable, unsecured, bearing interest at 8.0% per annum, maturing March, 2009	-	24,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	30,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	50,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	75,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	72,000

Note payable, unsecured, non-interest bearing and due on demand	6,800	-

Total notes payable	367,350	705,050

Less current portion	367,350	705,050

Long-term notes payable, less current portion	$-	$-

3.	NOTES PAYABLE (cont.)

We have recorded interest expense related to these notes in the amounts of $56,773 and $47,601 during the nine months ended September 30, 2009 and 2008, respectively.

4.	RELATED PARTY TRANSACTIONS

In 2006, the Company agreed to pay its CEO an annual salary of $120,000. As of September 30, 2009 and December 31, 2008, the accrued salary due to its CEO was $286,338 and $211,689, respectively.

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

2008
During the nine months ended September 30, 2008, the Company issued 32,500 shares of common stock and warrants to purchase 32,500 shares common stock for cash totaling $8,124. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

2009
During the nine months ended September 30, 2009, the company issued 1,902,600 shares of its common stock and an equal number of warrants pursuant to a unit offering whereby each recipient received one share of common stock and one warrant certificate for a unit price of $0.125. The Company recorded proceeds from the offering of $237,825.

On June 30, 2009, certain note holders elected to convert the principal balance of their notes together with accrued interest into shares of the Company’s common stock at a rate of $0.125 per share. In addition, the Company agreed to issue a warrant to purchase two shares of the Company’s common stock for each dollar converted (see Note 6). The total principal balance converted was $369,500 and was converted into 2,956,000 common shares. Total accrued interest converted was $29,094 or 232,741 common shares.   As of the date of this filing the shares remain unissued.

During the nine months ended September 30, 2009, the Company issued 95,000 shares to three individuals for services rendered. The Company recorded and expense of $13,300 representing the fair value of the grant.

6. OPTIONS AND WARRANTS

Options
The 2003 Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. As of September 30, 2009 a total of 1,400,000 options have been issued under this plan of which 800,000 have expired, 500,000 were cancelled, and 100,000 were exercised.

The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. As of September 30, 2009 a total of 500,000 options have been issued under this plan all of which remain outstanding and will expire on October 1, 2013.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	500,000	$0.20
Granted	-
Exercised	-
Expired	-
Balance, December 31, 2008	500,000	0.20
Granted	-	-
Exercised	-	-
Expired	-
Balance, September 30, 2009	500,000	$0.20

Warrants
During the period ended September 30, 2009, the Company granted 1,902,600 warrants in connection with its unit offering.

During the nine months ended September 30, 2009 certain shareholders elected to convert principal and accrued interest of their outstanding notes (see Note 5). Pursuant to the conversion election, the Company agreed to grant warrants to purchase up to two shares of common stock for each dollar the note holder elected to convert. The warrants are exercisable at a price of $0.15 per share for a period of two years. The conversion amount totaled $398,593 and caused the issuance of 797,185 common stock purchase warrants. The Company has recorded interest expense of $78,981 representing the Black-Scholes value of the grant.

The following table summarizes the Company’s warrant activity as of September 30, 2009:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	3,261,543	$0.40
Granted	32,500	0.35
Exercised	-	-
Expired	(2,768,748)	0.33
Balance, December 31, 2008	525,295	0.50
Granted	2,699,806	0.15
Exercised	-	-
Expired	(298,083)	0.61
Balance, September 30, 2009	2,927,018	$0.17

7.	COMMITMENTS AND CONTINGENCIES

Mining claims - The Company has a lease and purchase option agreement covering patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercises its option to purchase, all funds paid to Lessors shall be credited toward the purchase price as of the date the payments were made.

Operating lease - The Company operates from a leased facility in Nevada under a month to month basis. The lease calls for monthly base rent of approximately $1,500.

Revocation order – On April 24, 2009 the Company received a Partial Revocation Order from the British Columbia Securities Commission. Pursuant to the order, the Company has agreed to offer a full rescission for shares purchased or warrants exercised, during the period of October 2004 to December 2007. The Company has recorded a rescission liability totaling $67,913 representing the total amount of cash required to repurchase 263,748 shares in accordance with the order. As of September 30, 2009, the Company has paid $66,500 of this liability and 126,898 shares have been cancelled.

8.	SUBSEQUENT EVENTS

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

Pursuant to Financial Accounting Standards Board Accounting Standards Codification (“ASC”) 855 165, management has evaluated all events and transactions that have occurred subsequent to the balance sheet date and have determined that there are no additional material events which have occurred as of November 16, 2009, that would be deemed significant or require recognition or additional disclosure.

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

At September 30, 2009, we had approximately $50,376 in cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(B) RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes selected items from the statement of operations for the three months ended September 30, 2009 compared to September 30, 2008.

EXPENSES:
	Three Months Ended
	September 30,		Increase/(Decrease)
	2009	2008	$	%

Expenses:
Exploration costs	$13,239	$45,622	$(32,383)	(71)%
Depreciation	2,613	2,998	(385)	(13)%
General & administrative	87,196	108,446	(21,250)	(20)%
Officer compensation	30,000	30,000	-	-
Total operating expenses	133,048	187,066	(54,018)	(29)%

Other income (expense)
Interest income	-	12	(12)	-
Interest expense	(93,000)	(18,337)	74,663	407%
Rental revenue	10,875	31,019	(20,144)	(65)%
Foreign currency gain	(7,213)	-	7,213	-
Total other	(89,338)	12,694	102,032	804%

Net (loss)	$(222,386)	$(174,372)	$48,014	28%

EXPLORATION COSTS

Exploration costs for the three months ended September 30, 2009 decreased by $32,383 or 71% from $45,622 for the three months ended September 30, 2008 to $13,239 for the three months ended September 30, 2009. The decrease is due to our efforts to scale back on further research as a result of the Cease Trade Order issued by the British Columbia Securities Commission and therefore causing the inability to provide Private Placement funding necessary to maintain operations. The Cease Trade Order was lifted mid quarter and it is our expectation that our exploration costs will resume through out the remainder of the year.

DEPRECIATION

Depreciation for the three months ended September 30, 2009 remained consistent with the comparable period as expected.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses for the three months ended September 30, 2009 decreased by $21,250 or 20% from $108,446 for the three months ended September 30, 2008 to $117,269 for the three months ended September 30, 2009. The decrease experienced in this quarter is the result of a decrease in legal fee since resolving the Cease Trade Order from the British Columbia Securities Commission.

OFFICER COMPENSATION

We did not experience a material change in compensation to our CEO. Pursuant to the board of director’s 2006 resolution, our CEO will continue to receive quarterly compensation in the amount of $30,000.

TOTAL OPERATING EXPENSES

Total operating expenses for the three months ended September 30, 2009 decreased by $54,018 or 29% from $187,066 for the three months ended September 30, 2008 to $133,048 for the three months ended September 30, 2009. The increase in total operating expenses was directly related to the legal expenses incurred as a result of our Canadian securities activities.

OTHER INCOME (EXPENSE)

We experienced a decline in rental revenue for the three months ended September 30, 2009 due to the elimination of our 2008 Toyota Commercial lease which expired on August 21, 2008. During the quarter we renewed our lease with Rinker Materials for an additional one year period at an annual rate of $27,500. The rental agreement has been paid in full and we expect to recognize $6,775 in rental revenue per quarter through May 2010.

Our interest expense increased during the three month period ended September 30, 2009 compared to the same period in the previous year due to the additional promissory notes entered into in the latter half of 2008 and warrants issued in connection with the conversion of debt.

NET (LOSS)

We incurred a net (loss) of $222,386 for the three month period which is an increase of $48,014 over the comparable period. Our extensive legal fees in connection with the cease trade order and our increase in interest expense from our financing activities resulted in the increase in net (loss).

(C) RESULTS OF OPERATIONS FOR THE NINEMONTHS ENDED SEPTEMBER 30, 2009 AND 2008.

The following table summarizes selected items from the statement of operations for the Nine months ended September 30, 2009 compared to September 30, 2008.

EXPENSES:

	Nine Months Ended
	September 30,		Increase/(Decrease)
	2009	2008	$	%

Expenses:
Exploration costs	$31,900	$84,527	$(52,627)	(62)%
Depreciation	7,839	8,993	(1,154)	(13)%
General & administrative	254,957	251,086	3,871	2%
Officer compensation	90,000	90,000	-	-
Total operating expenses	384,696	434,606	(49,910)	(11)%

Other income (expense)
Interest income	8	114	(106)	(93)%
Interest expense	(137,658)	(47,601)	90,057	189%
Rental revenue	25,025	57,633	(32,608)	(57)%
Foreign currency gain	(2,636)	-	2,636	-
Total other	(115,261)	10,146	125,407	1236%

Net (loss)	$(499,957)	$(424,460)	$75,497	18%

EXPLORATION COSTS

We experienced a significant decline in our exploration costs for the nine month period ending September 30, 2009 as a result of our inability to raise the necessary capital. This was the direct result of the Cease Trade Oder put in place by the British Columbia Securities Commission (“BCSC”) on February 4, 2008. This order was partially lifted by the BCSC on April 24, 2009 whereby enabling us to raise additional capital to continue our exploration endeavors.

DEPRECIATION

We have not made any capital purchases during the nine months ending September 30, 2009 and therefore have experienced no material change in our depreciation expense. As of the date of this filing, we do not anticipate incurring any capital expenditure for the remainder of the year. As a result, our depreciation expense will remain consistent as expected under a straight line method.

GENERAL AND ADMINISTRATIVE EXPENSES

We experienced a 2% increase in our general and administrative expenses for the nine months ended September 30, 2009 compared to the same period in the previous year. The increase was expected by management due to our increase in professional fees resulting from the regulatory issues in British Columbia. As of September 30, 2009, the majority of these issues have reached resolution and we therefore expect to see these costs to be more comparable to the previous year in the third and fourth quarter.

OFFICER COMPENSATION

In 2006, our board of director’s agreed to pay annual compensation of $120,000 to our CEO. Until such time this is adjusted by our board of directors, we expect no significant changes in our periodic or annual expense.

TOTAL OPERATING EXPENSES

Our overall operating expenses remained consistent with the previous nine month period despite our significant increase in legal fees. We achieve the minimal increase through management’s efforts to lower or eliminate any unnecessary expenses. We anticipate our overall all expenses to increase slightly and in direct relation to our successful financing efforts through the remainder of the year.

OTHER INCOME (EXPENSE)

During the second quarter of 2008, we entered into a short term lease agreement with Toyota Commercial whereby we allowed Toyota use of certain land for a period of two months in exchange for a rental fee of $32,500. This was an isolated and non-recurring event in 2008. As a result of this single transaction, we experienced a decline in rental revenue for the nine month period ended September 30, 2009.

Our increase in interest expense for the nine month period ended September 30, 2009 of $90,057 compared to the same period in the previous year is directly related to the additional promissory notes entered into in the latter half of 2008.

NET LOSS

We incurred a net (loss) of $499,957 for the nine month period ended September 30, 2009. The increase in net loss of $75,497 over the comparable period was a direct result of expenses incurred from debt conversion and interest accrued on new loans subsequent to the previous years quarter end.

(D) LIQUIDITY AND CAPITAL RESOURCES AND RESULTS OF OPERATIONS

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2009 compared to December 31, 2008.

	September 30,	December 31,	Increase / (Decrease)
	2009	2008	$	%

Current assets	$7,832	$45,948	$(38,116)	(83)%
Current liabilities	1,130,906	1,337,671	(206,765)	(16)%
Working capital (deficit)	$(1,123,074)	$(1,291,723)	$168,649	13%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2009 and 2008, our operating and investing activities used cash of $307,641 and $321,290, respectively, while our financing activities provided cash of $269,625 and $266,625. The cash used in operating activities was principally a result of the net loss we incurred.

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

SATISFACTION OF OUR CASH OBLIGATIONS FOR THE NEXT TWELVE MONTHS.

As of September 30, 2009, our cash balance was $7,832. Our plan for satisfying our cash requirements for the next twelve months is through additional equity, third party financing, and/or debt financing. Our current cash reserves will not be sufficient to support operations through September 30, 2009, and do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans to ensure sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. There can be no assurance that we will raise capital through any of these means.

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

Critical Accounting Policies and Estimates

Related party transactions: In March 1982, the FASB issued ASC 850, “Related Party Disclosure”. This Statement establishes requirements for related party disclosures and provides guidance for the disclosures of transactions between related parties.

Recent Accounting Developments

In June 2009, the FASB issued ASC 105 “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. The FASB Accounting Standards Codification™ (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. As prescribe by the FASB we have adopted ASC 105, for all interim and annual periods ending after September 15, 2009.

On April 9, 2009, the FASB issued additional guidance intended to provide clarification in application and enhance disclosures regarding fair value measurements and impairments of securities. ASC 820, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in ASC 820, Fair Value Measurements. ASC 825, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. ASC 320, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

ASC 820 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement ASC 820 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

ASC 825 relates to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP now requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value.

ASC 320 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and=2 0provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures sought by investors regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.  The FSPs are effective for interim and annual periods ending after June 15, 2009, but entities may early adopt the FSPs for the interim and annual periods ending after March 15, 2009.  The Company has determined that adoption of these pronouncements will not have a material impact on the Company’s financial statements.

In May 2009, the FASB issued ASC 855, “Subsequent Events”, which establishes general standards of accounting for, and requires disclosure of, events that occur after the balance sheet date but before financial statements are issued or are available to be issued.  The Company adopted the provisions of ASC 855 for the quarter ended September 30, 2009.  The adoption of these provisions did not have a material effect on its consolidated financial statements.

In June 2009, the Financial Accounting Standards Board (FASB) issued ASC 105, “The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles and establishes the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. The issuance of ASC 105 and the Codification does not change GAAP. ASC 105 becomes effective for the Company for the period ending September 30, 2009. Management has determined that the adoption of ASC 105 will not have an impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets“. ASC 860  removes the concept of a qualifying special-purpose entity and removes the exception from applying ASC 810 to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. ASC 860 becomes effective for the Company on January 1, 2010. Management does not believe that the adoption of ASC 860 will not have an impact on its consolidated financial statements.

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

On August 12, 2009, pursuant to private placement exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold 255,000 units of securities consisting of (i) one share of common stock and (ii) one warrant to purchase one share of common stock (the “Units”) at a price of $0.125 per Unit.  The warrants are exercisable each into one share of common stock at a price of $0.15 per share and have an expiration date of August 11, 2011.  The Company received from the sales total gross proceeds of $31,875.

The Company has used the proceeds from the financings during the first nine months of 2009 (i) for exploration and development of Can-Cal’s current properties, including ongoing laboratory methodology processing and metallurgy testing in relation to precious metal extraction from Can-Cal’s Pisgah and Wikieup properties; (ii) to fund the rescission of certain prior sales of shares as per the requirements of the British Columbia Securities Commission in connection with April 24, 2009, partial revocation of the Cease Trade Order, and; (iii) for general working capital requirements.

Additionally, during the nine months ended September 30, 2009, the Company issued 95,000 shares of restricted common stock to three individuals in exchange for the provision of services to the Company, which issuance of shares is exempt from the registration and prospectus delivery requirements of Section 4(2) of the Securities Act of 1933. The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 1934 Act reports. The Company reasonably concluded that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended September 30, 2009.

Item 3. Defaults Upon Senior Securities.

See Note 3 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2009.

Item 5. Other Information.

On November 13, 2009, Thompson MacDonald resigned from the Board of Directors.  Mr. MacDonald briefly served on the Board, since August 2009, and resigns in order to focus on other concurrent business obligations.   Mr. MacDonald’s resignation from the Board did not occur in connection with any disagreement on any matter relating to Can-Cal’s operations, policies or practices, nor regarding the general direction of the Company.

On July 31, 2009, Can-Cal appointed William J. Hogan, of Calgary, Alberta, Canada, to the Board of Directors.  Mr. Hogan specializes in business development and has a track record of adding shareholder value to his endeavors in both the public and private sectors, with over 33 years experience in the areas of development, operations, fund raising and strategic planning for startup and growth level companies. Mr. Hogan currently holds the position of Vice Chairman, Founder of Vacci-Test Corporation, a Calgary, Alberta developing food safety pathogen testing company.

The Company also appointed, on July 31, 2009, Thompson MacDonald to the Board to serve as Chairman.  Mr. MacDonald has an extensive background in Strategic Communications and Corporate Governance and is a member of the Canada’s Institute of Corporate Directors (ICD.D).  He currently serves on several boards, including Chairman of ENMAX, an Alberta based electricity utility and Chairman of Walton International, an Alberta land assembly and development company.  Mr. MacDonald previously served as Chairman of Vacci-Test Corporation, a Calgary, Alberta developing food safety pathogen testing company.

Concurrent with the aforementioned appointments, on July 31, 2009 Brian Wolfe and Jim Dacysczn resigned from the Board.  Mr. Wolfe served on the Board since March 22, 1995.  Mr. Dacysczn also joined the Board in May of 1995.  Neither Mr. Wolfe’s nor Mr. Dacysczn’s resignation from the Board occurred in connection with from any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

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

Date: November 15, 2009