Form 10-K
period 2009-12-31
CAN CAL RESOURCES LTD
filed 2010-04-15
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8205 Aqua Spray Avenue Las Vegas, Nevada	89128
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (702) 243-1849

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Stock, $0.001 par valuePreferred Stock, $0.001 par value, 5% cumulative
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
☐Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
☐Yes   ☒ No

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was requires to submit and post such files) ☐Yes    ☒ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐    No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed first fiscal quarter. $2,342,128 based on a share value of $0.0790.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 29,647,196 shares of common stock, $0.001 par value, outstanding on March 31, 2009.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors influencing these risks and uncertainties include, but are not limited to:

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

In this form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.can-cal.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 8205 Aqua Spray Avenue, Las Vegas, Nevada  89128.

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

In January 1999, the company sold its wholly owned Canadian subsidiary, Scotmar Industries, Inc., which was engaged in the business of buying and salvaging damaged trucks from insurance companies for resale of guaranteed truck part components. The subsidiary was sold for a profit and the proceeds used to acquire and explore mineral properties, as the Company determined that the subsidiary would lose money in the vehicle salvage business unless more capital was obtained specifically for that business.

Business of Issuer

The Company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have mining interest in four mineral properties in the southwestern United States (California and Arizona, as follows: Wikieup, Arizona; Cerbat, Arizona; Owl Canyon, California; and Pisgah, California).

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

All the United States properties are considered “grass roots” because they are not known to contain reserves of precious metals or other minerals (a reserve is that portion of a mineral deposit, which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties is in production.

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

Executive offices are located at 8205 Aqua Spray Avenue, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

ITEM 1A. RISK FACTORS.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors, which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2009, the company recorded a net loss of $595,554 and had an accumulated deficit of $9,682,728 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

We lack operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce or curtail our operations.

Further, exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

•	Bank or other debt financing,

•	Equity financing, or

•	Other means.

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

•	The location of economic ore bodies,

•	Development of appropriate metallurgical processes, - Receipt of necessary governmental approvals, and

•	Construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	The price of gold,

•	Exchange rates,

•
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

The audit report on the financial statements at December 31, 2009 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

The Company has experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities, which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah property and the Wikieup into production, or sell the properties to another company, or place the properties into a joint venture with another company.

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

The British Columbia Securities Commission (“BCSC”) required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company was under order to supply such verification by a “qualified” third party consultant, and its stock was not to be traded in British Columbia until such verification is accepted by the BCSC. In April of 2009, the Company had complied with the requirements of the BCSC as a result, the cease trade order was lifted in British Columbia. The BCSC has also requested documentation regarding all subscribers to the Company stock who are residents in British Columbia, which the Company has provided to the best of its ability.

While the Company has retained such a “qualified” third party consultant who is in the process of preparing and filing the necessary reports with the BCSC, there can be no assurance that the reports will satisfy the BCSC. Further investigatory proceedings by the BCSC will require the Company to expend funds on legal fees, and there is no assurance that the Company would be able to comply with the BCSC’s order and/or continue as a going concern if it cannot afford to pay such legal fees.

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

Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board.  More specifically, FINRA has enacted Rule 6530, which determines eligibility of issuers quoted on the OTC Bulletin Board by requiring an issuer to be current in its filings with the Commission.  Pursuant to Rule 6530(e), if we file our reports late with the Commission three times in a two-year period or our securities are removed from the OTC Bulletin Board for failure to timely file twice in a two-year period then we will be ineligible for quotation on the OTC Bulletin Board.  As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.  We have not been late in any of our SEC reports through December 31, 2009.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

GENERAL

We own or have interests in four United States properties. They are:

•	Pisgah, San Bernardino County, California

•	Owl Canyon, California

•	Cerbat, Arizona

•	Wikieup, Arizona

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

PISGAH, CALIFORNIA PROPERTY

GENERAL TESTING. In 1997, we acquired fee title to a “volcanic cinders” property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington’s operations can easily be removed by front-end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

The Company owns equipment, which was acquired in connection with the property, and is located on the property: a ball mill used for crushing cinders, truck loading pads, two buildings, large storage tanks, conveyors to load trucks, material silos and screening equipment.

The Pisgah property consists of patented claims we own; no fees are required to BLM or work performed on the claims to retain title to the property.

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

Pisgah Property - Debt Transactions

At December 31, 2009, we owed a second private lender (First Colony Merchant) a total of $760,291 including accrued interest, on three notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. In addition, in fiscal year 2000, as further consideration, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the Company is in default of principal and interest payments totaling $760,291 and has initiated forbearance on collection with the lender.

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
mi 0 500 1000
N
W
E
S

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
GENERAL LOCATION MAP

Scale: As Shown	Date: May 10/08	Figure 1
Lat 34° 44' 43"N/Long. 116° 22' 29"W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Pisgah Project
Regional Location Map

Pisgah Project
Township Location Map

TOWNSHIP 8, RANGE 6
N
6
5
4
3
2
1
7
8
9
10
11
12
18
17
16
15
14
13
19
20
21
22
23
24
Hector Road
30
29
28
27
26
25
31
32
33
34
35
36
Pisgah Project Area

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP

Scale: 1:60,000	Date: May 10/08	Figure 3
Lat. 34° 44' 45"N/Long. 116° 22' 29"W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Scale

1.0 km 0 1.0 2.0 km

0.5 miles 0 0.5 1.0 miles

Pisgah Project
Topography Map

OWL CANYON - S & S JOINT VENTURE

In 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon (“ the S&S Joint Venture.”) The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five-acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The Company and the Schwarz family each have a 50% interest in the venture, which is operated by a management committee, comprised of Ronald Sloan, a director of the company, and Ms. Robin Schwarz.

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

Location

The Silurian Hills are located in the Silurian Hills 15-minute quadrangle. The property is located in the northeastern corner of the 7.5-minute series topographic map entitled North of Bank Quadrangle California - San Bernardino County in Section 9, Township 16N, Range 9E. It is centered along the topographic feature known as Owl Canyon.

The area lies within the California Desert Conservation Area administered by the Bureau of Land Management. This agency identified the Silurian Hills as having high mineral potential for silver (1980) which led the County of San Bernardino to zone the area for mining and mineral exploration.

Access

From Interstate 15 at Baker, California, access is via California State Highway 127 for a distance of nine miles north of the service center town of Baker. At the Power line Road junction turn right and travel on a USGS class 3 road generally under the Power Transmission Line for a further 9 miles. At this point, turn to the left and head north to the Silurian Hills until metal gates are reached after 5 miles of slow, track-road, travel. This is the eastern boundary of the Owl Canyon Mineral Property.

Topography

Relief at the Owl Canyon Mineral Property area ranges from 650 meters to about 775 meters (elevation 2,000 to 3,000 feet above sea level). Locally, topographic relief is on the order of 1,000 feet in less than one-half a mile along the Owl Canyon topographic feature.

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

The country rock is pre-Cambrian granite, gneiss and schist complex. It is intruded by dikes of minette, granite porphyry, diabase, rhyolite, basalt and other rocks, some of which are associated with workable veins and are too greatly serieitized (altered small particles within the material) for determination. The complex is also flanked on the west by masses of the tertiary volcanic rocks, principally rhyolite. The mineralized body contains principally gold, silver and lead. They occur in fissure veins, which generally have a northeasterly trend and a steep northeasterly or southwesterly dip. Those situated north of Cerbat wash are chiefly gold bearing while those to the south principally contain silver and lead. The gangue (material that is considered to have base metals that are not precious or worth recovering for market value) is mainly quartz and the values usually favor the hanging wall. The Company has been informed by the owner that the property contains several mineshafts of up to several hundred feet in depth and tailings piles containing thousands of tons of tailings. The property has not produced since the late 1800’s.

The buildings on the property are practically valueless, owing to being in disuse for so many years.

We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. We have had no significant activity on Cerbat as of the date of this annual report.

Location and Access

The Cerbat Group of claims is located in the Hualapai Mining District about 15 miles north from Kingman, which is the nearest railroad and supply point. The state highway from Kingman to Boulder Dam and Las Vegas passes within 4 miles of the property and a good County road connects the highway with the mining site. The County road passes through the Rolling Wave and Red Dog claims making transportation available to the lower workings. An old road connects the New Discovery shaft with the Cerbat workings near the crest of the hill. This group of claims is favorably situated for trucking and transportation purposes.

WIKIEUP PROPERTY

The Wikieup property consists of 2,400 acres or approximately 3.8 square miles of 120 lode claims. The lode claims are accessed via gravel road approximately eight miles just off Highway 93 at the town of Wikieup, Arizona.

Holding costs are approximately $155 per year for county and BLM filing fees, and work must be performed on the property each year to keep title to the claims.
The geology of the area is comprised of Precambrian ganoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The Company has kept the claims in good standing by submission of the required rental fees. During the past nine months, the Company has conducted surface sampling of the rock units on the property for “In House” and independent third party companies’ analytical evaluation and assay tests. We are currently holding the property for further exploration. At the present time, the property is without known reserves.

Location and Access

The Wikieup Project is located in southern Mohave County, 88 kilometers (55 miles) south of the city of Kingman, Arizona, and 253 kilometers (158 miles) southeast of Las Vegas, Nevada, United States. Wikieup lies on Interstate 93. It occurs at Latitude 34o 44’ 47” North, Longitude 116o 22’ 29” West, the site of Wikieup, and west from there for approximately 19 kilometers (12 miles; Figures 1, 2 and 3). The Project is located 37 kilometers (23 miles) northwest of the mining camp of Bagdad, Arizona and 25 kilometers (16 miles) northwest of the mining camp of Bagdad, Arizona.

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
QTb
TKs
VALLEY
Wheeler Wash
Cane Springs
Wikieup

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

Exploration for and production of minerals is highly speculative and involves greater risks than exist in many other industries. Many exploration programs do not result in the discovery of mineralization and any mineralization discovered may not be of a sufficient quantity or quality to be profitably mined. In addition, because of the uncertainties in determining metallurgical amenability of any minerals discovered, the mere discovery of mineralization may not warrant the mining of the minerals on the basis of available technology.

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

(b)(11) Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act (“Superfund”) affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development. Other non- environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted there under, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties, which might have been received there from. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000.

(b)(12) The Company presently has one full-time employee and relies on outside subcontractors, consultants and agents, to perform various administrative, legal and technical functions, as required.

OTHER FINANCING TRANSACTIONS

During the year ended December 31, 2009, the Company sold 2,926,600 units each consisting of one share and one warrant to purchase one share of the Company’s restricted common stock. The units were sold to various accredited Canadian investors for a total of $340,825 The warrants are exercisable at a price of $0.15 per share and expire in approximately two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

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

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the fourth quarter of 2009.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol CCRE. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the fiscal years 2009 and 2008.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2009		2008
	High	Low	High	Low
1st Quarter	$0.013	$0.001	$0.28	$0.11
2nd Quarter	$0.035	$0.007	$0.51	$0.11
3rd Quarter	$0.019	$0.006	$0.51	$0.20
4th Quarter	$0.270	$0.007	$0.25	$0.11

(b) Holders of Common Stock

As of April 12, 2009, there were approximately 549 holders of record of our Common Stock and 30,698,196 shares outstanding.

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

Recent Sales of Unregistered Securities

During the year ended December 31, 2009, the Company sold 2,926,600 units each consisting of one share and one warrant to purchase one share of the Company’s restricted common stock. The units were sold to various accredited Canadian investors for a total of $340,825 The warrants are exercisable at a price of $0.15 per share and expire in approximately two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2009.

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

At December 31, 2009, we had approximately $17,500 cash available to sustain operations. Accordingly we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

(B) MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following should be read together with the financial statements included in this report.

LIQUIDITY AND CAPITAL RESOURCES AT DECEMBER 31, 2009 COMPARED WITH DECEMBER 31, 2008, AND RESULTS OF OPERATIONS FOR THE TWO YEARS ENDED DECEMBER 31, 2009 AND 2008:

	Year ended December 31,
	2009	2008
Material sales	$-	$-
Cost of sales	-	-
Gross profit	-	-

Expenses:
Exploration costs	44,044	123,798
Depreciation	10,396	10,452
General & administrative expenses	310,390	316,210
General & administrative, related party	110,000	120,000
Impairment of operating assets	1,248	442,524
Total operating expenses	476,078	1,012,984

Other (income) expenses	119,476	3,677
Net (loss)	$(595,554)	$(1,016,661)

The following table summarizes working capital, total assets, accumulated deficit, and shareholders’ deficit.

	Year ended December 31,
	2009	2008
Working capital	$(1,107,811)	$(1,291,723)

Total assets	$65,907	$106,587

Accumulated (deficit)	$(9,682,728)	$(9,087,174)

Shareholders’ (deficit)	$(1,060,711)	$(1,231,084)

The Company raised $340,825 in financing activities from a sale of 2,926,600 shares of common stock during the year ended December 31, 2009.

We recorded a net loss from operations in 2009 of $595,554, compared to a net loss from operations of $1,016,661 in 2008.

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

Default Upon Senior Securities

The Company is in default on a note payable for $300,000 and its semi-annual interest payments of $388,000 for the years ended 2002 - 2009. The Company is currently negotiating forbearance on collection of the principal and interest.

The Company is also in default on two notes payable to a stockholder, which matured in January 2008 and February 2008, respectively. The principal amount of each note is $25,114 and $35,436, with accrued interest of $4,868 and $6,872, respectively. Each note bears interest at 8.0% per annum and is secured by real property. The Company is currently negotiating forbearance on collection of the principal and interest of each note.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
Can-Cal Resources Ltd.
Las Vegas, Nevada

We have audited the accompanying balance sheet of Can-Cal Resources Ltd. as of December 31, 2009 and 2008, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended December 31, 2009 and from inception (March 22, 1995) to December 31, 2009. Can-Cal Resources Ltd.’s management are responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audits, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2009 and 2008, and the results of its operations and cash flows for the each of the years in the two-year period ended December 31, 2009 and from inception (March 22, 1995) to December 31, 2009, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

L.L. Bradford & Co,
Las Vegas, NV
April 15, 2010

Can-Cal Resources Ltd. (an Exploration Stage Company)
Balance Sheets

	December 31,
	2009	2008
Assets

Current assets:
Cash	$17,507	$45,848
Other current assets	1,300	100
Total current assets	18,807	45,948

Property, plant and equipment (net accumulated depreciation of $146,743 and $136,347)	47,100	57,496

Other assets:
Capitalized mineral rights	-	1,248
Deposits	-	1,895
Total other assets	-	445,667

Total assets	$65,907	$106,587

Liabilities and Stockholders’ (Deficit)

Current liabilities:
Accounts payable and accrued liabilities	$55,598	$33,356
Accrued interest	417,008	376,118
Accrued officer salary	282,004	211,689
Notes payable - related parties	360,550	446,550
Notes payable	-	258,500
Unearned revenues	11,458	11,458
Total current liabilities	1,126,618	1,337,671

Commitments and contingencies

Stockholders’ (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 30,698,196 and 24,587,753 shares issued and outstanding
as of December 31, 2009 and December 31, 2008, respectively	30,698	24,588
Subscription receivable	(25,000)	-
Rescission liability receivable	(12,125)
Additional paid in capital	8,628,444	7,831,502
Accumulated (deficit)	(9,682,728)	(9,087,174)
Total stockholders’ (deficit)	(1,060,711)	(1,231,084)

Total liabilities and stockholders’ (deficit)	$65,907	$106,587

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd. (an Exploration Stage Company)
Statements of Operations

	For the years ended		March 22, 1995 (Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009

Material sales	$-	$-	$245,500

Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Expenses:
Exploration costs	44,044	123,798	536,369
Depreciation	10,396	10,452	241,173
General and administrative expenses	310,390	316,210	6,383,626
Officer compensation	110,000	120,000	841,176
Impairment of operating assets	1,248	442,524	443,772
Total operating expenses	476,078	1,012,984	8,446,116

Loss from operations	(476,078)	(1,012,984)	(8,464,016)

Other income (expense):
Other income from legal judgment	-	-	47,200
Interest income	8	126	52,922
Rental revenue	31,900	62,217	326,117
Gain (loss) on sale of fixed assets	-	-	26,801
Interest expense	(151,384)	(66,020)	(1,198,152)
Total other income (expense)	(119,476)	(3,677)	(745,112)

Loss before provision for income taxes	(595,554)	(1,016,661)	(9,209,128)
Provision for income taxes	-	-

Net loss from continuing operations	(595,554)	(1,016,661)	(9,209,128)

Income from discontinued operations
Income (loss) from discontinued operations	-	-	116,400
Gain (loss) on disposal of operations (net of taxes)	-	-	(590,000)
Net loss	$(595,554)	$(1,016,661)	$(9,682,728)

Basic loss per common share	$(0.02)	$(0.04)

Basic weighted average common shares outstanding	27,365,972	24,586,315

The accompanying notes are an integral part of the financial statements.

	Common Stock		Additional		Unamortized Share and options	Foreign Currency	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid in Capital	Subscription Receivable	issued for services	Translation Adjustment	Exploration Stage	Stockholders’ Deficit
Balance, March 22, 1995	-	$-
Net (loss)	-	-	-	-	-	-	(1,000)	(1,000)
Balance, December 31, 1995
	-	-	-	-	-	-	(1,000)	(1,000)

Shares issued for services	3,441,217	3,400	625,000	-	-	-	-	628,400

Prior period adjustment	-	-	-	-	-	-	497,900	497,900
Investment in joint venture	-	-	-	-	-	-

Net (loss)	-	-	-	-	-	-	(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	625,000	-	-	-	(100)	628,300

Shares issued for services	3,006,435	3,000	1,051,400	-	-	-	-	1,054,400

Net (loss)	-	-	-	-	-	-	(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	1,676,400	-	-	-	(1,044,800)	638,000

Share issued for cash	557,509	600	211,200	-	-	-	-	211,800

Foreign currency adjustment	-	-	-	-	-	8,500	-	8,500

Net (loss)	-	-	-	-	-	-	(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	1,887,600	-	-	8,500	(1,397,800)	505,300

Shares issued for cash	1,248,621	1,200	572,600	-	-	-	-	573,800

Foreign currency adjustment	-	-	-	-	-	(11,800)	-	(11,800)

Realized loss on foreign currency	-	-	-	-	-	3,300	-	3,300

Prior period adjustment	-	-	-	-	-	-	15,000	15,000

	Number of Shares	Amount	Additional Paid in Capital	Subscription Receivable	Unamortized Share and options issued for services	Foreign Currency Translation Adjustment	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Elimination of subsidiary disposal	-	-	-	-	-	-	116,400	116,400

Net (loss)	-	-	-	-	-	-	(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	2,460,200	-	-	-	(2,304,900)	163,500

Shares issued for cash	1,119,009	1,200	948,400	-	-	-	-	949,600

Net (loss)	-	-	-	-	-	-	(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	3,408,600	-	-	-	(3,267,400)	150,600

Shares issued for cash	785,947	800	81,500		-	-	-	82,300

Net (loss)	-	-	-		-	-	(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	3,490,100		-	-	(3,971,900)	(471,600)

Shares issued for cash	1,093,280	1,100	269,900		-	-	-	271,000

Shares issued for services	92,292	100	23,800		-	-	-	23,900

Options granted for services	-	-	7,100		-	-	-	7,100

Shares issued for debt conversion, to a related party in the amount of $119,800, including accrued Interest of $71,800	309,677	300	119,500		-	-	-	119,800

Warrants granted for loan fees on convertible debt to a related party	-	-	16,700		(16,700)	-	-	-

	Number of Shares	Amount	Additional Paid in Capital	Subscription Receivable	Unamortized equity grants	Foreign Currency Translation Adjustment	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit
Shares issued for loan feesin connection with a convertible note to a related party	30,000	-	13,500	-	(13,500)	-	-	-

Beneficial conversion feature related party note payable	-	-	20,500	-	-	-	-	20,500

Amortization of loan fees	-	-	-	-	8,200	-	-	8,200

Net (loss)	-	-	-	-	-	-	(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	3,961,100	-	(22,000)	-	(4,681,200)	(730,400)

Shares issued for cash	823,410	800	163,900	-	-	-	-	164,700

Shares issued for services	381,260	400	63,800	-	-	-	-	64,200

Options granted for services	-	-	61,300	-	-	-	-	61,300

Shares issued for conversion of a related party note in the amount of $78,300, including accrued interest of $43,300	364,305	400	77,900	-	-	-	-	78,300

Beneficial conversion feature related party note payable	-	-	38,300	-	-	-	-	38,300

Amortization of loan fees	-	-	-	-	15,000			15,000
Net (loss)	-	-	-		-	-	(711,100)	(711,100)

Balance, December 13, 2003	13,252,962	13,300	4,366,300		(7,000)	-	(5,392,300)	(1,019,700)

Shares issued for cash	1,564,311	1,600	306,400		-	-	-	308,000

Shares issued for warrant exercise	701,275	700	124,900		-	-	-	125,600

	Number of Shares	Amount	Additional Paid in Capital	Subscription Receivable	Unamortized equity grants	Foreign Currency Translation Adjustment	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Shares issued for services	390,224	400	73,800	-	-	-	-	74,200

Warrants granted for services	-	-	12,200	-	-	-	-	12,200

Interest expense related to
Warrant grant	-	-	280,200	-	-	-	-	280,200

Shares issued in satisfaction of accounts payable and accrued liabilities of $229,400	917,747	900	228,500	-	-	-	-	229,400

Shares issued for debt conversion of $99,700, including accrued interest of $14,700	702,760	700	99,000	-	-	-	-	99,700

Shares issued for debt conversion to a related party in the amount of $82,700	330,747	300	82,400	-	-	-	-	82,700

Beneficial conversion feature related party note payable	-	-	17,600	-	-	-	-	17,600

Amortization of loan fees	-	-	-		7,000	-	-	7,000

Net (loss)	-	-	-		-	-	(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	5,591,300	-	-	-	(6,422,800)	(813,600)

Shares issued for cash	762,500	800	152,700	-	-	-	-	153,500

Shares issued for warrant exercise	349,545	300	69,500		-	-	-	69,800
Net (loss)	-	-	-	-	-	-	(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	5,813,500	-	-	-	(6,844,600)	(1,012,100)

	Common Stock		Additional		Unamortized	Foreign Currency	Deficit Accumulated During	Total
	Number of Shares	Amount	Paid in Capital	Subscription Receivable	equity grants	Translation Adjustment	Exploration Stage	Stockholders’ Deficit

Shares issued for cash	2,448,213	2,400	642,100	-	-	-	-	644,500

Shares issued for warrant exercise	174,000	200	43,300	-	-	-	-	43,500

Shares issued for services	19,500	-	5,000	-	-	-	-	5,000

Shares issued in satisfaction of accounts payable and accrued liabilities of $81,000	385,714	400	80,600	-	-	-	-	81,000

Shares issued for debt conversion to a related party	56,821	100	11,800	-	-	-	-	11,900

Shares issued for debt conversion including accrued interest of $1,895	206,767	200	41,700	-	-	-	-	41,900

Shares issued for asset acquisition	1,000,000	1,000	399,000	-	-	-	-	400,000

Option grants to officers and directors of the Company	-	-	123,500	-	-	-	-	123,500

Warrants granted for services	-	-	2,200	-	-	-	-	2,200

Warrants granted in connection with satisfaction of accounts payable and accrued liabilities	-	-	65,400	-	-	-	-	65,400

Warrants granted for satisfaction of note payable to related parties	-	-	9,600	-	-	-	-	9,600

Warrants granted in satisfaction of a convertible debenture	-	-	40,000	-	-	-	-	40,000

	Number of Shares	Amount	Additional Paid in Capital	Subscription Receivable	Unamortized equity grants	Foreign Currency Translation Adjustment	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Net (loss)	-	-	-	-	-	-	(621,000)	(621,000)

Balance, December 31, 2006	23,263,086	23,264	7,277,735	-	-	-	(7,465,600)	(164,600)

Shares issued for cash	492,795	492	188,698	-	-	-	-	189,190

Shares issued for warrant exercise	745,372	745	185,598	-	-	-	-	186,343

Shares issued for services	4,000	4	2,010	-	-	-	-	2,014

Shares issued for accrued wages
to a related party	50,000	50	21,950	-	-	-	-	22,000

Debt forgiveness, related party	-	-	147,419	-	-	-	-	147,419

Net (loss)	-	-	-	-	-	-	(604,913)	(604,913)

Balance, December 31, 2007	24,555,256	24,555	7,823,410	-	-	-	(8,070,513)	(222,547)

Shares issued for cash	32,500	33	8,092	-	-	-	-	8,124

Net (loss)	-	-	-	-	-	-	(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	7,831,502	-	-	-	(9,087,174)	(1,231,084)

Shares issued for cash	2,926,600	2,926	362,899	(25,000)

Shares issued for debt conversion to a related parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	395,404	-	-	-	-	398,593

Warrants granted in connection with debt conversion	-	-	78,961	-	-	-	-	78,961

	Number of Shares	Amount	Additional Paid in Capital	Subscription Receivable	Unamortized equity grants	Foreign Currency Translation Adjustment	Deficit Accumulated During Exploration Stage	Total Stockholders’ Deficit

Shares issued for services	122,000	122	15,338	-	-	-	-	15,460

Common shares cancelled per rescission order (see Note 9)	(126,898)	(127)	(55,787)	-	-	-	-	(55,787)

Rescission liability receivable			(12,125)	-				(12,125)

Net (loss)	-	-	-	-	-	-	(595,544)	(595,544)

Balance, December 31, 2009	$30,698,196	$30,698	$8,616,319	$(25,000)	$-	$-	$(9,682,728)	$(1,060,711)

The accompanying notes are an integral part of the financial statements.

Can-Cal Resources Ltd. (an Exploration Stage Company)
Statements of Cash Flows

	For the years ended		March 22, 1995 (Inception) to
	December 31,	December 31,	December 31,
	2009	2008	2009
Cash flows from operating activities:
Net loss	$(595,554)	$(1,016,661)	$(9,682,728)
Adjustments to reconcile net loss to
net cash used by operating activities:
Depreciation and amortization	10,396	10,452	258,173
Bad debts		-	207,100
(Gain) loss on sale of fixed assets		-	(6,501)
Stock based compensation	15,460	-	548,274
Stock and warrants issued for financing and interest	78,961	-	602,161
Beneficial conversion feature on convertible debenture		-	25,200
Loss on disposal of investment property		-	938,600
Undistributed earnings of affiliate		-	(174,300)
Gain on discontinued operations		-	(116,400)
Loss on foreign currency translation		-	8,500
Impairment of operating assets	3,143	442,524	445,667
Decrease (increase) in assets:
Accounts receivable	(1,200)	(100)	(1,300)
Other current assets		-	(90,700)
Other assets		-	(1,895)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(45,670)	(16,896)	(12,314)
Accrued interest	69,983	64,798	446,101
Accrued officer salary	70,315	101,037	282,004
Unearned revenues	-	2,083	11,458
Net cash used by operating activities	(394,166)	(412,763)	(6,312,900)

Cash flows from investing activities:
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property, equipment and mineral interests	-	-	(768,644)
Proceeds from sale of property, equipment and mineral interests	-	-	26,100
Net cash used by investing activities	-	-	(1,506,844)

Cash flows from financing activities:
Proceeds from notes payable	-	258,500	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	31,800	126,000	845,600
Principal payment on notes payable, related parties	(6,800)	(40,000)	(374,050)
Proceeds from issuance of common stock	340,825	8,124	7,107,201
Net cash provided by financing activities	365,825	352,624	7,850,851

Net increase (decrease) in cash	(28,341)	(60,139)	17,507
Cash, beginning of period	45,848	105,987	-
Cash, end of period	$17,507	$45,848	$17,507

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$-	$-
Cash paid for interest	$-	$-	$-
Shares issued for services	$15,460	$-
Shares and warrants issued for financing	$78,961	$-
Rescission liability	$67,912	$-
Shares issued for debt and accrued interest	$398,593	$-

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

1.	Summary of Significant Accounting Policies

Basis of Presentation

These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in US dollars.  The Company’s fiscal year-end is December 31.

Use of Estimates

The preparation of financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent, there are material differences between the estimates and the actual results, future results of operations will be affected.

Basic and Diluted Net Income (Loss) Per Share

The Company presents both basic and diluted earnings per share (EPS) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential shares if their effect is anti dilutive.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

Mineral Claim Payments and Exploration Expenditures

The Company is primarily engaged in the acquisition and exploration of mining properties. Mineral property exploration costs are expensed as incurred. Mineral property acquisition costs are initially capitalized when incurred. We assess the carrying cost for impairment under the FASB ASC topic 360 at each fiscal quarter end. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs subsequently incurred to develop such property are capitalized. Such costs will be amortized using the units-of-production method over the established life of the proven and probable reserves. If mineral properties are subsequently abandoned or impaired, any capitalized costs will be charged to operations.

Long-lived Assets

The Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to: significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value, which is generally determined, based on the sum of the undiscounted cash flows expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable.

Income Taxes

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company is required to compute tax asset benefits for net operating losses carried forward. The potential benefits of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years.

Financial Instruments

The fair values of financial instruments, which include cash, note payable and due to related party were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Foreign currency transactions are primarily undertaken in Canadian dollars. The financial risk is the risk to the Company’s operations that arise from fluctuations in foreign exchange rates and the degree of volatility of these rates. Currently, the Company does not use derivative instruments to reduce its exposure to foreign currency risk.

Foreign Currency Translation

The Company’s functional and reporting currency is the United States dollar. Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in Canadian dollars. The Company has not, to the date of these financials statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Stock-based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued ASC 505, Share-Based Payment”, and amends ASC 230, Statement of Cash Flows. Generally, the approach inASC 505 requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

New Accounting Standards During the Year Ended December 31, 2009

In December 2009, the FASB issued ASU 2009-17 for Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which amends ASC topic 810.  The Board's objective in issuing this Statement is to improve financial reporting by enterprises involved with variable interest entities. The Board undertook this project to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of Certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On October 31, 2009, the Company adopted FASB ASC 105 -- Generally Accepted Accounting Principles, which established the FASB Accounting Standards Codification (“the Codification”), as the single official source of authoritative, nongovernmental, U.S. GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right, as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP.  The Codification is designed to simplify U.S. GAAP into a single, topically ordered structure. All guidance contained in the Codification carries an equal level of authority. The Codification is effective for interim and annual periods ending after September 15, 2009. Accordingly, the Company refers to the Codification in respect of the appropriate accounting standards throughout this document as “FASB ASC”. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Company’s financial statements.

In October 2009, the FASB issued ASU 2009-13 for changes to multiple-deliverable revenue arrangements a consensus of the FASB emerging issues task force, which amends ASC topic 605, Revenue Recognition, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective for us on November 1, 2010. Earlier application is permitted. We do not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

In August 2009, the FASB issued Accounting Standards Update (ASU) 2009-05 for changes to measuring liabilities at fair value. These changes clarify existing guidance that in circumstances in which a quoted price in an active market for the identical liability is not available, an entity is required to measure fair value using either a valuation technique that uses a quoted price of either a similar liability or a quoted price of an identical or similar liability when traded as an asset, or another valuation technique that is consistent with the principles of fair value measurements, such as an income approach (e.g., present value technique). This guidance also states that both a quoted price in an active market for the identical liability and a quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements. These changes become effective for the Company on November 1, 2009. The Company does not anticipate the adoption of these changes will have an impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 855 to subsequent events. ASC 855 establishes authoritative accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. ASC 855 also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The adoption of the changes to ASC 855 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by FASB ASC topic 825 on determining fair value when the volume and level of activity for the asset or liability have significantly decreased and identifying transactions that are not orderly. ASC 825 provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased and includes guidance for identifying circumstances that indicate a transaction is not orderly. This guidance is necessary to maintain the overall objective of fair value measurements, which is that fair value which is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The adoption of the changes to ASC 825 had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB to recognition and presentation of other-than-temporary impairments. These changes amend existing other-than-temporary impairment guidance for debt securities to make the guidance operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities. The adoption of these changes had no impact on the Company’s financial statements.

On July 31, 2009, the Company adopted the changes issued by the FASB for interim disclosures about fair value of financial instruments. These changes require a publicly traded company to include disclosures about the fair value of its financial instruments whenever it issues summarized financial information for interim reporting periods. Such disclosures include the fair value of all financial instruments, for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position; the related carrying amount of these financial instruments; and the method(s) and significant assumptions used to estimate the fair value. Other than the required disclosures, the adoption of these changes had no impact on the Company’s financial statements.

In June 2009, the FASB issued ASC topic 860-20 for changes to the accounting for transfers of financial assets. These changes remove the concept of a qualifying special-purpose entity and remove the exception from the application of variable interest accounting to variable interest entities that are qualifying special-purpose entities; limits the circumstances in which a transferor derecognizes a portion or component of a financial asset; defines a participating interest; requires a transferor to recognize and initially measure at fair value all assets obtained and liabilities incurred as a result of a transfer accounted for as a sale; and requires enhanced disclosure; among others. These changes become effective for the Company on February 1, 2010. The adoption of these changes is not expected to have an impact on our financial statements.

In June 2009, the FASB issued changes to the accounting for variable interest entities. These changes require an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity; to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity; to add an additional reconsideration event for determining whether an entity is a variable interest entity when any changes in facts and circumstances occur such that holders of the equity investment at risk, as a group, lose the power from voting rights or similar rights of those investments to direct the activities of the entity that most significantly impact the entity’s economic performance; and to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. This Statement shall be effective for the Company on February 1, 2010. Earlier application is prohibited. The Company does not anticipate any significant financial impact from adoption of this accounting pronouncement.

On June 30, 2009, the FASB issued Accounting Standard Update (ASU) No. 2009-01 (Topic 105) – Generally Accepted Accounting Principles – amendments based on – Statement of Financial Accounting Standards No. 168 – The FASB Accounting and Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. Beginning with this Statement the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standard Updates. This ASU includes FASB Statement No. 168 in its entirety. While ASU’s will not be considered authoritative in their own right, they will serve to update the Codification, provide the bases for conclusions and changes in the Codification, and provide background information about the guidance. The Codification modifies the GAAP hierarchy to include only two levels of GAAP: authoritative and non-authoritative. ASU No. 2009-01 is effective for financial statements issued for the interim and annual periods ending after September 15, 2009, and the Company does not expect any significant financial impact upon adoption.

In May 2009, the FASB issued FASB ASC 855, “Subsequent Events”. This Statement addresses accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. FASB ASC 855 requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, the date issued or date available to be issued. The Company adopted this Statement in the fourth quarter of 2009.

In April 2009, the FASB issued an update to FASB ASC 805, “Business Combinations”, that clarifies and amends FASB ASC 805, as it applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies. This update addresses initial recognition and measurement issues, subsequent measurement and accounting, and disclosures regarding these assets and liabilities arising from contingencies in a business combination. The Company adopted this Statement on August 1, 2009. Implementation of this update to FASB ASC 805 did not have any impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP FAS 157-4;”), to address challenges in estimating fair value when the volume and level of activity for an asset or liability have significantly decreased. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company adopted this Statement on August 1, 2009. Implementation of this Standard did not have any impact on the Company’s consolidated financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to the fair value option for financial assets and liabilities. These changes permit measurement of certain financial assets and financial liabilities at fair value. If the fair value option is elected, the unrealized gains and losses are reported in earnings at each reporting date. Generally, the fair value option may be elected on an instrument-by-instrument basis, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The adoption of these changes had no material impact on the Company’s financial statements, as we did not elect the fair value option for any of the Company’s financial assets or liabilities.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 805 for business combinations. These changes require an acquirer to recognize the assets acquired, the liabilities assumed, and any non-controlling interest in the acquired business at the acquisition date, measured at their fair values as of that date, with limited exceptions. This statement also requires the acquirer in a business combination achieved in stages to recognize the identifiable assets and liabilities, as well as the non-controlling interest in the acquired business, at the full amounts of their fair values. ASC 805 makes various other amendments to authoritative literature intended to provide additional guidance or to confirm the guidance in that literature to that provided in this statement. Our adoption of the changes to ASC 805 had no impact on the Company’s financial statements. However, we expect the changes to ASC 805 will have an impact on our accounting for future business combinations, but the effect is dependent upon making acquisitions in the future.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 810-10 for non-controlling interests in consolidated financial statements. ASC 810-10 states that accounting and reporting for minority interests are to be re-characterized as non-controlling interests and classified as a component of equity. The calculation of earnings per share continues to be based on income amounts attributable to the parent. ASC 810-10 applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, but affects only those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary. Our adoption of the changes to ASC 810-10 had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by FASB ASC topic 815-10-50 for disclosures about derivative instruments and hedging activities. ASC 815-10-50 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. Our adoption of the changes to ASC 815-10-50 did not have an impact on our current or comparative consolidated financial statements.

On February 1, 2009, the Company adopted changes issued by the FASB to accounting for intangible assets. These changes amend the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset in order to improve the consistency between the useful life of a recognized intangible asset outside of a business combination and the period of expected cash flows used to measure the fair value of an intangible asset in a business combination. The adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to the hierarchy of generally accepted accounting principles. These changes identify the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. Adoption of these changes had no impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB on accounting for convertible debt instruments that may be settled in cash upon conversion (including partial cash settlement). These changes specify that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to whether an instrument (or embedded feature) is indexed to an entity’s own stock. These changes provide a new two-step model to be applied in determining whether a financial instrument or an embedded feature is indexed to an issuer’s own stock and thus able to qualify for scope exception. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to determine whether instruments granted in share-based payment transactions are participating securities. These changes address the question of whether instruments granted in share-based payment transactions are participating securities prior to vesting. This guidance indicates that unvested share-based payment awards that contain rights to dividend payments should be included in earnings per share calculations. The adoption of these changes had no impact on the Company’s results of operations or financial position.

On February 1, 2009, the Company adopted the changes issued by the FASB to equity method investment accounting considerations. These changes clarify the accounting for certain transactions and impairment considerations involving equity method investments. The intent of these changes is to provide guidance on (i) determining the initial carrying value of an equity method investment, (ii) performing an impairment assessment of an underlying indefinite-lived intangible asset of an equity method investment, (iii) accounting for an equity method investee’s issuance of shares, and (iv) accounting for a change in an investment from the equity method to the cost method. The adoption of these changes had no impact on our current or prior consolidated financial position or results of operations.

On February 1, 2009, the Company adopted the changes issued by the FASB to disclosures by public entities (enterprises) about transfers of financial assets and interest in variable interest entities. These changes require additional disclosure about transfers of financial assets and an enterprise’s involvement with variable interest entities. The adoption of these changes did not have an impact on the Company’s financial statements.

On February 1, 2009, the Company adopted the changes issued by the FASB to employers’ disclosures about pensions and other postretirement benefits. These changes require enhanced disclosures about the plans for assets of a Company’s defined benefit pension and other postretirement plans. The enhanced disclosures are intended to provide users of financial statements with a greater understanding of: (1) how investment allocation decisions are made, including the factors that are pertinent to an understanding of investment policies and strategies; (2) the major categories of plan assets; (3) the inputs and valuation techniques used to measure the fair value of plan assets; (4) the effect of fair value measurements using significant unobservable inputs (Level 3) on changes in plan assets for the period; and (5) significant concentrations of risk within plan assets. The adoption of these changes did not have an impact on the Company’s financial statements.

New Accounting Standards Updates (“ASU’s”)

March 2010

Update No. 2010-11—Derivatives and Hedging (Topic 815): Scope Exception Related to Embedded Credit Derivatives. This Update provides amendments to Subtopic 815-15, Derivatives and Hedging-Embedded Derivatives, as follows: 1) Subtopic 815-15 is amended to clarify the scope exception under paragraphs 815-15-15-8 through 15-9 for embedded credit derivative features related to the transfer of credit risk in the form of subordination of one financial instrument to another. The amendments address how to determine which embedded credit derivative features, including those in collateralized debt obligations and synthetic collateralized debt obligations, are considered embedded derivatives that should not be analyzed under Section 815-15-25 for potential bifurcation and separate accounting. 2) The embedded credit derivative feature related to the transfer of credit risk that is only in the form of subordination of one financial instrument to another is not subject to the application of Section 815-15-25. Thus, only the embedded credit derivative feature between the financial instruments created by subordination is not subject to the application of Section 815-15-25 and should not be analyzed under that Section for potential bifurcation from the host contract and separate accounting as a derivative. 3) Other embedded credit derivative features, including those in some collateralized debt obligations and synthetic collateralized debt obligations, are considered embedded derivatives subject to the application of Section 815-15-25, provided that the overall contract is not a derivative in its entirety under Section 815-10-15. 4) The economic characteristics and risks of an embedded credit derivative feature that is in a beneficial interest in a securitized financial asset and that exposes the holder of an interest in a tranche of that securitized financial instrument to the possibility (however remote) of being required to make potential future payments (not merely receive reduced cash inflows) should be considered to be not clearly and closely related to the economic characteristics and risks of the host contract and thus to meet the criterion in paragraph 815-15-25-1(a). 5) In initially adopting the amendments in this Update, an entity may elect the fair value option for any investment in a beneficial interest in a securitized financial asset; that is, the entity may irrevocably elect to measure that investment in its entirety at fair value (with changes in fair value recognized in earnings). The election of the fair value option should be determined on an instrument-by-instrument basis at the beginning of the fiscal quarter of initial adoption. An entity must ensure that an impairment analysis of the investment has been performed before the initial adoption of the amendments in this Update.

February 2010

Update No. 2010-10—Consolidation (Topic 810): Amendments for Certain Investment Funds. The amendments to the consolidation requirements of Topic 810 resulting from the issuance of Statement 167 are deferred for a reporting entity's interest in an entity (1) that has all the attributes of an investment company or (2) for which it is industry practice to apply measurement principles for financial reporting purposes that are consistent with those followed by investment companies. The deferral does not apply in situations in which a reporting entity has the explicit or implicit obligation to fund losses of an entity that could potentially be significant to the entity. The deferral also does not apply to interests in securitization entities, asset-backed financing entities, or entities formerly considered qualifying special purpose entities. In addition, the deferral applies to a reporting entity's interest in an entity that is required to comply or operate in accordance with requirements similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. An entity that qualifies for the deferral will continue to be assessed under the overall guidance on the consolidation of variable interest entities in Subtopic 810-10 or other applicable consolidation guidance, such as the guidance for the consolidation of partnerships in Subtopic 810-20.

The amendments in this Update also clarify that for entities that do not qualify for the deferral, related parties should be considered when evaluating each of the criteria in paragraph 810-10-55-37, as amended by Statement 167, for determining whether a decision maker or service provider fee represents a variable interest. In addition, the requirements for evaluating whether a decision maker's or service provider's fee is a variable interest are modified to clarify the Board's intention that a quantitative calculation should not be the sole basis for this evaluation.

Update No. 2010-09—Subsequent Events (Topic 855) Amendments to Certain Recognition and Disclosure Requirements. The amendments remove the requirement for an SEC filer to disclose a date in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. Additionally, the Board has clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. Those amendments remove potential conflicts with the SEC's literature. All of the amendments in this Update are effective upon issuance of the final Update, except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010.

January 2010

Update No. 2010-06—Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements. Overall Subtopic (Subtopic 820-10) of the FASB Accounting Standards Codification™, originally issued as FASB Statement No. 157, Fair Value Measurements, is issued to provide updated guidance on disclosures of fair value measurements and increased financial reporting transparency.  This Update provides amendments to Subtopic 820-10 that requires new disclosures to the following: 1. Transfers in and out of Levels 1 and 2. A reporting entity should disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. 2. Activity in Level 3 fair value measurements. In the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separately information about purchases, sales, issuances, and settlements. In addition, this Update provides amendments to Subtopic 820-10 that clarifies existing disclosures as follows: 1. Level of disaggregation. A reporting entity should provide fair value measurement disclosures for each class of assets and liabilities. A class is often a subset of assets or liabilities within a line item in the statement of financial position. A reporting entity needs to use judgment in determining the appropriate classes of assets and liabilities. 2. Disclosures about inputs and valuation techniques. A reporting entity should provide disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements. Those disclosures are required for fair value measurements that fall in either Level 2 or Level 3.

Update No. 2010-05 Compensation - Stock Compensation (Topic 718): Escrowed Share Arrangements and the Presumption of Compensation. This update codifies EITF Topic D-110, with the addition of paragraph 718-10-S99-2.

Update No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary—a Scope Clarification The objective of this Update is to address implementation issues related to the changes in ownership provisions in the Consolidation-Overall Subtopic (Subtopic 810-10) of the FASB Accounting Standards Codification ™, originally issued as FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements. Subtopic 810-10 establishes the accounting and reporting guidance for non-controlling interests and changes in ownership interests of a subsidiary. An entity is required to deconsolidate a subsidiary when the entity ceases to have a controlling financial interest in the subsidiary. Upon deconsolidation of a subsidiary, an entity recognizes a gain or loss on the transaction and measures any retained investment in the subsidiary at fair value. The gain or loss includes any gain or loss associated with the difference between the fair value of the retained investment in the subsidiary and its carrying amount at the date the subsidiary is deconsolidated. In contrast, an entity is required to account for a decrease in its ownership interest of a subsidiary that does not result in a change of control of the subsidiary as an equity transaction.

Previous year financial information has been presented to conform to current year financial statement presentation.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $595,554 for the year ended December 31, 2009 and had a working capital deficit of $1,107,811 at December 31, 2009. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might arise from this uncertainty.

3. FIXED ASSETS

Fixed assets consist of the following as of December 31:

	2009	2008
Machinery and equipment	$140,023	$140,023
Transportation equipment	39,084	39,084
Furniture and fixtures	14,736	14,736
	193,843	193,843
Less: accumulated depreciation	(146,743)	(136,347)
Fixed assets, net	$47,100	$57,496

Depreciation expense for the years ended December 31, 2009 and 2008 was $10,396 and $10,452, respectively.

4. INCOME TAXES

At December 31, 2009 and 2008, the Company had a federal operating loss carry forward of $7,816,663 and $7,246,975, respectively.

The provision for income taxes consisted of the following components for the years ended December 31:

	2009	2008
Current:
Federal	$-	$-
State	-	-
Deferred:	(2,542,987)	(2,536,476)
	$(2,542,987)	$(2,536,476)

Components of net deferred tax assets, including a valuation allowance, are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$2,536,476	$2,381,593
Stock-based compensation	5,411	-
Asset impairment	1,100	154,883
Total deferred tax assets	2,542,987	2,536,476
Less: Valuation Allowance	(2,542,987)	(2,536,476)
Net Deferred Tax Assets	$-	$-

The valuation allowance for deferred tax assets as of December 31, 2009 and 2008 was $2,542,987 and $2,536,476, respectively. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would be realized as of December 31, 2009 and 2008.

Reconciliation between the statutory rate and the effective tax rate is as follows at December 31:

	2009	2008
Federal statutory tax rate	(35.0)%	(35.0)%
Permanent difference and other	35.0%	35.0%
Effective tax rate	0%	0%

5. UNEARNED REVENUE

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2009 and 2008, we had unearned revenue from this agreement totaling $11,458, respectively.

6. NOTES PAYABLE AND ACCRUED LIABILITIES-RELATED PARTIES

Notes payable consisted of the following as of December 31, 2009 and 2008, respectively:

	2009	2008
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, maturing November 2005 (Note: The Company is in default of interest payments totaling $340,000 and principal total of $ 300,000 but is currently negotiating forbearance on collection of the interest)	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, maturing June 2008, and is currently in default.	35,436	35,436

Note payable to an officer, unsecured bearing interest at 8.0% per annum, maturing December 2009	-	86,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2008	-	7,500

Note payable, unsecured, bearing interest at 8.0% per annum, maturing March, 2009	-	24,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	30,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	50,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	75,000

Note payable, unsecured, bearing interest at 8.0% per annum, maturing June 2009	-	72,000

Current portion (amounts due within one year)	$360,550	$705,050

The Company is in default of its semi-annual interest payment of $24,000 for 2002 through 2009 (a total of $340,000) and the principal on a note payable of $300,000. It is currently negotiating forbearance on collection of the interest and principal.

In 2006, we agreed to pay our CEO an annual salary of $120,000. As of December 31, 2009 and 2008, we had accrued salaries due to our CEO in the amount of $282,004 and $211,689 respectively.

7. CHANGES IN SECURITIES

1996

During 1996, the Company issued 3,441,217 shares of Can-Cal common stock to various investors resulting in cash proceeds of $628,400.

1997

On January 15, 1997, the Company issued 500,000 shares of Can-Cal common stock along with a cash payment of $100,000 in exchange for a 50% interest in S&S Joint Venture. Additionally, the Company agreed to loan the joint venture up to $48,000.

On February 13, 1997, the Board approved the acquisition of Scotmar Industries, Inc. 200,000 shares of Can-Cal common stock were issued in return for all of the issued and outstanding stock of the acquired company.

On October 27, 1997, the Board approved the issuance of 2,181,752 restricted common shares to ARUM, LLC to repay an existing debt of approximately $315,045.98 and to purchase a property located in San Bernardino County, California, known as the Pisgah property.

During November 1997, the Board approved the sale of 124,683 restricted common shares to various investors.

During December 1997, the Board approved the issuance of 42,000 restricted common shares in return for services rendered.

1998

In July 1998 the Board approved the issuance 122,000 restricted common shares to various investors.

In October 1998, the Board approved the sale of 172,450 restricted common shares to various investors.

During December 1998, the Board approved the sale of 263,059 restricted common shares to various investors.

1999

On February 1, 1999, the Board of Directors approved the Sale of 62,500 shares of Can-Cal common stock to a Board member.

On February 8, 1999, the Board approved the sale of 70,000 shares of Can-Cal common stock to a Board member.

On March 1, 1999, the Board approved the issuance of 32,121 shares of Can-Cal common stock in return for services rendered.

On March 15, 1999, the Board approved the sale of 86,000 shares of Can-Cal common stock to various investors.

On March 17, 1999, the Board approved the issuance of 40,000 shares of Can-Cal common stock in return for equipment.

On March 10, 1999, the Board approved the sale of 295,500 shares of Can-Cal common stock to various investors.

On April 1, 1999, the Board approved the sale of 1,000 restricted common stock in return for equipment.

On July 21, 1999, the Board approved the sale of 357,500 shares of common stock to various investors.

On August 24, 1999, the Board approved the sale of 274,000 shares of common stock to various investors.

On September 7, 1999, the Board approved the sale of 20,000 shares of common stock to an investor.

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

In July 2000, the Board of Directors authorized the sale of 74,009 shares of its common stock to eight persons, all of whom reside outside the United States. During the third quarter, 46,670 shares were sold and the remaining 27,339 shares were sold during the fourth quarter. All of those shares were issued on December 15, 2000.

2001

In September 2001, the Board of Directors authorized the sale of 20,000 shares of its common stock to an individual.

During October 2001, the company signed an Investment Agreement with two funds (Dutchess Private Equities Fund LP and DRH Investment Company LLC) to sell to those funds up to $8,000,000 in common stock of the company, for a period of three years. In connection with the Investment Agreement, the company issued 606,059 shares of restricted common stock to Dutchess Fund and its advisor, and to a broker-dealer firm, for services valued at $400,000, to induce those entities to enter into the Investment Agreement and perform services contemplated under such agreement. The company also issued 37,000 shares of restricted common stock to the attorney for Dutchess Fund.

On November 2, 2001, the Board of Directors approved the sale of 82,888 shares of restricted common stock.

On December 12, 2001, the Board of Directors approved the sale of 40,000 shares of restricted common stock.

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

2004

During 2004, 2,255,586 restricted common shares were issued to 107 Canadian residents or companies controlled and owned by Canadian resident investors for $431,425 and 10,000 restricted common shares were issued to one U.S. resident investor for $2,000 (245,000 shares were priced at $0.18 per share, 1,620,131 shares were priced at $0.20 per share, 261,200 shares were priced at $0.25 per share, and 139,255 shares were issued as a 25% premium on the conversion of warrants, representing premiums of up to 25% and discounts ranging from 0% to approximately 25% from market prices at the time of issuance). With respect to 1,319,308 of these restricted common shares, the investors were also issued warrants to purchase 1,259,308 additional restricted common shares at $0.25 per share and 60,000 additional restricted common shares at $0.20 per share. With respect to 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.25, and with respect to another 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.50 per share. Of these, we also sold 5,000 shares to a director of the Company for proceeds of $1,000 and issued warrants to purchase 5,000 restricted common shares, exercisable at $0.25 per share for a two-year period. All warrants will expire two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

On July 3, 2006, the Company issued 2,200 shares of its par value common stock for services received by an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $462, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase 2,200 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $373, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option-pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 8,800 shares of its par value common stock for services received from an individual. As of September 30, 2006, the Company recorded consulting expense in the amount of $2,200, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 8,800 shares of the Company’s common stock at an exercise price of $0.25 for a period of 2 years. The Company recorded an expense in the amount of $1,812, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option-pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, an officer of the Company elected to convert half of his accrued salary in exchange for 385,714 shares of common stock valued at $81,000, the fair value of the shares issued on the date of grant. Additionally, the Company granted a warrant to purchase up to 385,714 shares of the Company’s common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $65,418, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option-pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

On July 3, 2006, the Company issued 56,821 shares of its common stock for conversion of a note in the amount of $11,932 from a shareholder of the Company. Additionally, the Company granted a warrant to purchase up to 56,821 shares of the Company’s common stock at an exercise price of $0.25 for a period of two years. The Company recorded an expense in the amount of $9,637, the fair value of the warrant on the date of grant. Fair value was determined using the Black Scholes option-pricing model based on the following assumptions: expected dividends: $-0-; volatility: 187%; risk free interest rate: 5.12%.

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

On April 30, 2007, the Company also issued 50,000 shares of restricted common stock as part of a settlement agreement with a former officer of the Company for compensation of accrued salaries. The common stock was rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $22,000. In addition to monthly cash payments of $3,500 per month, the Company has recorded debt forgiveness of $147,419 in accordance with the terms of the settlement agreement. Due to the related party nature of the transaction the gain has been recorded to additional paid in capital, therefore there has been no impact on the Company’s net loss.

On June 29, 2007, the Company also issued 4,000 shares of restricted common stock for services rendered to a U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act. The shares were valued at a total of $2,000.

2008

During the year ended December 31, 2009, the Company issued 32,500 shares of common stock and warrants to purchase 32,500 shares common stock for cash totaling $8,124. The warrants are fully vested upon grant, expire in two years and have an exercise price of $0.35 per share.

2009

During the year ended December 31, 2009, the company issued 2,926,600 shares of its common stock and an equal number of warrants pursuant to a unit offering whereby each recipient received one share of common stock and one warrant certificate for a unit price of $0.125. The Company recorded proceeds from the offering of $340,825 and a subscription receivable in the amount of $25,000, subsequently paid in January 2010.

On June 30, 2009, certain note holders elected to convert the principal balance of their notes together with accrued interest into shares of the Company’s common stock at a rate of $0.125 per share. In addition, the Company agreed to issue a warrant to purchase two shares of the Company’s common stock for each dollar converted (see Note 6). The total principal balance converted was $369,500 and was converted into 2,956,000 common shares. Total accrued interest converted was $29,093 or 232,741 common shares.   As of the date of this filing, the shares remain unissued.

During the year ended December 31, 2009, the Company issued a total of 107,000 shares of its restricted common stock to individuals for services rendered to the Company. As of December 31, 2009, the Company recorded and expense of $14,260 representing the fair value of the grant.

On December 31, 2009, the Company authorized the issuance of 9,000 and 6,000 shares of its restricted common stock to a director and officer of the Company, respectively for services performed for the Company. As of December 31, 2009, the shares were unissued and we recorded an expense of $1,200, representing the fair value of the issuance on the date of grant.

8. OPTIONS AND WARRANTS

Options

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan.

In June 2006, the Company granted options to buy 750,000 shares of the Company’s common stock at an exercise price of $0.20 with terms ranging from two to five years from the date of issuance to the Directors of the Company, of these options, 250,000 expired in June 2008. Additionally, the Company granted options to purchase 250,000 shares of the Company’s common stock at an exercise price of $0.20 with a term of three years from the date of issuance to an unrelated consultant. On June 19, 2006, the consultant exercised 100,000 options in exchange for cash of $20,000. In June of 2009, the remaining 150,000 options expired.

In accordance with ASC 505, Share-                                                                           Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. Fair value was determined using the Black-Scholes option-pricing model based on the following assumptions: expected dividends: $-0-; volatility: 86%; risk free interest rate: 4.92% to 5.16%. The determined fair value recognized in the period of grant was $123,475

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	900,000	$0.20
Granted	-
Cancelled	-
Exercised	-
Expired	250,000	0.20
Balance, December 31, 2008	650,000	0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	150,000
Balance, December 31, 2009	500,000	$0.20

Warrants

During fiscal years 2009, and 2008, the Company granted 3,723,806 and 32,500 stock warrants, respectively, with an exercise price ranging from $0.15 to $0.65 per share for its common stock. These stock warrants were granted in connection with financing activities and stock sold during fiscal years 2009 and 2008. These warrants were exercisable upon issuance and expire at various times throughout 2010 and 2011. The following table summarizes the Company’s warrant activity as of December 31, 2009 and 2008.

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2008	3,261,543	$0.31
Granted	32,500	0.35
Cancelled	-	-
Exercised	-	-
Expired	(2,768,748)	0.33
Balance, December 31, 2008	525,295	0.50
Granted	3,723,806	0.15
Cancelled	(298,083)	0.61
Exercised	-	-
Expired	-	-
Balance, December 31, 2009	3,951,018	$0.16

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

Revocation order – On April 24, 2009 the Company received a Partial Revocation Order from the British Columbia Securities Commission. Pursuant to the order, the Company has agreed to offer a full rescission for shares purchased or warrants exercised, during the period of October 2004 to December 2007. The Company has recorded a rescission liability totaling $67,913 representing the total amount of cash required to repurchase 263,748 shares in accordance with the order. As of December 31, 2009, we have cancelled 126,698 shares and refunded $55,787 for previously issued common stock pursuant to this order. As of December 31, 2009, we recorded a refund due of the initial rescission liability of $12,125.

Rental payments - The Company operates a leased facility in Nevada under a month-to-month operating lease. The lease calls for a monthly base rent of approximately $1,695.

10. CAPITALIZED MINERAL COSTS

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. As of December 31, 2009 and 2008, the Company recorded a write down in the amount of $1,248 and $442,524, respectively. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

11. SUBSEQUENT EVENTS

In accordance with ASC 855, management evaluated all activity of the Company through April 15, 2010 (the issue date of the financial statements) and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None

Item 9A(T). Controls and Procedures.

                We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2009.

Limitations on the Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of the CEO and the CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended July 31, 2009, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1.                 The Company has limited segregation of duties, which is not consistent with good internal control procedures.

2.                 The Company does not have a written internal control procedurals manual, which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an affect on the Company’s financial results.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so.

Management will continue to monitor and evaluate the effectiveness of the Company’s internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management’s report in this annual report.

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

Name	Age	Position and Tenure
G. Michael Hogan	71	President and Chief Executive Officer since November 17, 2009, upon the resignation of Ronald D. Sloan.

William J. Hogan	60	Secretary and a Director since July 31, 2009

G. MICHAEL HOGAN. Mr. G. Michael Hogan spent the majority of his career in various senior management positions at Texaco Canada Ltd and Imperial Oil Ltd.  He began his career as an Industrial/Lubrication Engineer for Texaco Canada. Shortly thereafter, he was promoted to District Supervisor making him the youngest supervisor in the company.  After graduating with a degree in Mechanical Engineering from the University of Toronto, Ontario and an MBA in Finance from the University of Western Ontario in 1971, he returned to Texaco as the Assistant Manager in Strategic Planning at the corporate office of Texaco Canada.  After several promotions, he was appointed Manager of Budgets and Long Range Strategic Planning, where he managed the team that computerized the budget and planning process.  Prior to the merger with Imperial Oil, he served on the Corporate M&A team for two years.  After the merger with Imperial Oil, he served as the Manager of Retail Pricing.

Mr. G. Michael Hogan joined Equion Securities in 1991, as a Financial Advisor (FA) serving high net worth individual investors.  After joining Equion, the company merged with Loring Ward and the combined company changed its name to Assante Corp.   Assante then grew by purchasing 15 Independent Financial Advisory firms.  Subsequently, Assante was purchased by CI Financial, during the second half of 2003, for approximately $900 million.

Mr. G. Michael Hogan sold his prosperous FA practice in 2004, and went into semi-retirement and ultimately into full retirement in 2007.   Mr. G. Michael Hogan has a degree in Mechanical Engineering from the University of Toronto, Ontario and an MBA in Finance from the University of Western Ontario.

WILLIAM J. HOGAN. Mr. William J. Hogan specializes in business development and has a track record of adding shareholder value to his endeavors in both the public and private sectors, with over 33 years experience in the areas of development, operations, fund raising and strategic planning for startup and growth level companies. Mr. William J. Hogan currently holds the position of Vice Chairman, Founder of Vacci-Test Corporation, a Calgary, Alberta developing food safety pathogen testing company.

DIRECTOR COMPENSATION

The directors currently receive annual compensation in the amount of $60,000 to be paid in a combination of cash and restricted shares of the Company’s common stock. The annual cash portion of the Director’s compensation is equal to $24,000 or $2,000 per month. The stock component is equal to $36,000 annually or $3,000 per month to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month.

Our present director, Mr. G. Michael Hogan, who also acts as CEO and President, receives additional compensation for acting as CEO in the amount of $60,000 annually. In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. In the future, the Board of Directors may issue non- qualified options to non-executive directors. The terms of such options to be granted have not yet been established.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2008 through December 31, 2009 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2009 and 2008 for our chief executive officer’s and directors., who we refer to throughout this report as former executive officer. We did not have any other executive officers whose total compensation exceeded $100,000 during the years ended December 31, 2009 and 2007.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

G. Michael Hogan	2009	$4,000		—	—	480	$4,480
Chief Executive Officer/Principal Financial Officer	2008	—		—	—	—	—

Ronald D. Sloan	2009	$110,000	(1)	—	—	—	$110,000
Former Chief Executive Officer/President	2008	$120,000	(1)	—	—	—	$120,000

(1)	From April 2006 to present accrued at the rate of $10,000 per month. As of December 31, 2009, Mr. Sloan was owed $211,689.

Grants of Plan-Based Awards in Fiscal 2008

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2009.

Outstanding Equity Awards at 2008 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officer as of December 31, 2009.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date

Ronald D. Sloan	500,000	-	$1.00	12/31/11

Option Exercises for 2009

There were no options issued or exercised by our former executive officer in fiscal 2009.

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

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
G. Michael Hogan, Chief Executive Officer, President and Director (3)	1,140,459	(4)	3.7%
William J. Hogan, Director(3)	215,000	(5)	-%
Ronald D. Sloan, former Chief Executive Officer, President and Director (3)	2,260,785	(4)	9.2%

John Brian Wolfe, former Director(3)	1,018,211	(5)	4.1%

James Dacyszyn, former Director(3)	1,018,050	(6)	4.1%

Directors, Officers and Beneficial Owners as a Group	5,652,505		18.4%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.

(3)	The address of each person is care of Can-Cal: 8205 Aqua Spray Avenue, Las Vegas, Nevada 89128.

(4)	Includes 500,000 shares underlying options.

(5)	Includes 53,890 shares underlying warrants and 125,000 shares underlying options.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2009 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Other than as set forth below, we were not a party to any transactions or series of similar transactions that have occurred during fiscal 2009 in which:

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

The Board of Directors delegates to management of Mr. G. Michael Hogan and the Board of Directors, the terms of engagement, before we engage independent auditor for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to pre-approval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

(7) L.L. Bradford & Company was retained as our auditing firm by the Board of Directors for the fiscal year ended December 31, 2009. L.L. Bradford & Company billed us as follows for the years ended December 31, 2009 and 2008, respectively:

	For the Fiscal Years Ended December 31,
	2009	2008

Audit Fees (a)	$23,500	$13,500
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	755	-0-
All Other Fees (d)	-0-	-0-
Total fees paid or accrued to our principal accountants	$24,255	$13,500

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which fees are not included in the Audit Fees category. The company had no Audit-Related Fees for the periods ended December 31, 2009, and 2008, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2009 and 2008, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Ronald B. Sloan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Ronald B. Sloan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pisgah, Wikieup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
99.2 99.3 99.4 99.5 99.6 99.7
Press release issued April 28, 2009
Press release issued May 28, 2009
Press release issued July 31, 2009
Press release issued November 13, 2009
Press release issued November 17, 2009
Press release issued February 19, 2010
			8-K 8-K 8-K 8-K 8-K 8-K		99.2 99.3 99.4 99.5 99.6 96.7	04/29/2009 06/03/2009 08/11/2009 11/17/2009 11/17/2009 02/25/2010

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By:  /s/ G. Michael Hogan

       G. Michael Hogan, President and Chief Executive Officer

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ G. Michael Hogan	Chief Executive Officer, President & Director	April 15, 2010
G. Michael Hogan	(Principal Executive Officer and Principal Financial Officer)

/s/ William J Hogan	Director	April 15, 2010
William J. Hogan