Form 10-Q
period 2010-03-31
CAN CAL RESOURCES LTD
filed 2010-05-17
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

☐         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.
(Exact name of registrant as specified in its charter)

Nevada	88-0336988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8205 Aqua Spray
Las Vegas, Nevada
(Address of principal executive offices)

(702) 243-1849
(Registrant’s telephone number, including area code)

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes   ☐ No

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data Filed required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period the registrant was requires to submit and post such files)           ☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a small reporting Company. (See the definitions of “accelerated filer” and “large accelerated filer” and “smaller reporting Company” in Rule 12b-2 of the Exchange Act):

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

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2010 was 29,647,196.

CAN-CAL RESOURCES LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	March 31,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash	$18,580	$17,507
Other current assets	1,016	1,300
Total current assets	19,596	18,807

Fixed assets (net of accumulated depreciation of $149,238 and $146,743)	45,372	47,100

Total assets	$64,968	$65,907

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$88,225	$55,598
Accrued interest	430,219	417,008
Accrued officer salary	311,504	282,004
Notes payable, related parties	360,550	360,550
Unearned revenues	32,083	11,458
Total current liabilities	1,222,581	1,126,618

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
30,738,196 and 30,698,196 shares issued and outstanding
as of March 31, 2010 and December 31, 2009, respectively	30,738	30,698
Subscription receivable	-	(25,000)
Recission liability receivable	-	(12,125)
Additional paid-in capital	8,633,404	8,628,444
(Deficit) accumulated during exploration stage	(9,821,755)	(9,682,728)
Total stockholders' (deficit)	(1,157,613)	(1,060,711)

Total liabilities and stockholders' (deficit)	$64,968	$65,907

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	For the three	For the three	March 22, 1995
	months ended	months ended	(inception) to
	March 31,	March 31,	March 31,
	2010	2009	2010

Material sales	$-	$-	$245,500
Cost of sales	-	-	263,400

Gross profit	-	-	(17,900)

Operating expenses:
General and administrative	90,188	50,492	6,473,814
Exploration costs	7,997	3,403	544,366
Depreciation	2,495	2,613	243,668
Officer salary	30,000	30,000	871,176
Impairment of operating assets	-	-	443,772
Total operating expenses	130,680	86,508	8,576,796

Net operating loss	(130,680)	(86,508)	(8,594,696)

Other income (expense):
Other income from legal judgment	-	-	47,200
Interest income	15	8	52,937
Rental revenue	6,875	7,375	332,992
Gain on sale of fixed assets	-	-	26,801
Interest expense	(15,237)	(21,932)	(1,213,389)
Total other income (expense)	(8,347)	(14,549)	(753,459)

Loss before provision for income taxes	(139,027)	(101,057)	(9,348,155)

Provision for income taxes	-	-	-

Net loss from continuing operations	(139,027)	(101,057)	(9,348,155)

Income from discontinued operations
Income from discontinued operations	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	(590,000)

Net (loss)	$(139,027)	$(101,057)	$(9,821,755)

Weighted average number of common shares
outstanding - basic and fully diluted	30,728,863	24,587,753
Net (loss) per share - basic and fully diluted	$-	$-

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								(Deficit)
						Foreign		accumulated	Total
	Common stock			Recission	Unamortized	currency	Additional	during	stockholders'
	Number		Subscription	liability	equity	translation	paid-in	exploration	equity
	of shares	Amount	receivable	receivable	grants	adjustment	capital	stage	(deficit)

Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-
Net loss								(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	497,900	497,900
Net loss								(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	1,051,400	-	1,054,400
Net loss								(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	211,200	-	211,800

Foreign currency translation adjustment	-	-	-	-	-	8,500	-	-	8,500
Net loss								(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	116,400	116,400
Net loss								(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	948,400	-	949,600
Net loss								(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	81,500	-	82,300
Net loss								(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	119,500	-	119,800

Warrants granted for loan fees on convertible notes payable, related party	-	-	(16,700)	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on convertible notes payable, related party	30,000	-	(13,500)	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	8,200	8,200	-	-	-	24,600
Net loss								(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable, related party common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	15,000	15,000	-	-	-	45,000
Net loss								(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	228,500	-	229,400

Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	7,000	7,000	-	-	-	21,000
Net loss								(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	69,500	-	69,800
Net loss								(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes payable-related parties	56,821	100	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	-	-	-	-	65,400	-	65,400

Warrants granted in satisfaction of notes payable-related parties	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible debenture	-	-	-	-	-	-	40,000	-	40,000
Net loss								(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	147,419	-	147,419
Net loss								(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	8,091	-	8,124
Net loss								(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	15,338	-	15,460
Common shares cancelled per recission order	(126,898)	(127)	-	-	-	-	(55,660)	-	(55,787)
Recission liability receivable			-	(12,125)	-	-	-	-	(12,125)

Net loss							-	(595,554)	(595,554)

Balance December 31, 2009	30,698,196	30,698	(25,000)	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	4,960	-	30,000
Receipt of payment on recission liability receivable				12,125					12,125
Net loss								(139,027)	(139,027)

Balance March 31, 2010 (Unaudited)	30,738,196	$30,738	$-	$-	$-	$-	$8,633,404	$(9,821,755)	$(1,157,613)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the three months ended		(inception) to
	March 31,		March 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(139,027)	$(101,057)	$(9,821,755)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	2,495	2,613	260,668
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	-	548,274
Stock issued for financing and interest	-	-	602,161
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Accounts receivable	1,300	-	-
Other current assets	(1,016)	-	(93,611)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	32,627	(9,505)	20,313
Accrued interest	13,211	21,577	459,312
Accrued officer salary	29,500	25,793	311,504
Unearned revenues	20,625	(6,875)	32,083
Net cash used in operating activities	(40,285)	(67,454)	(6,353,185)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Puchase of fixed assets	(767)	-	(769,411)
Proceeds from sale of fixed assets	-	-	26,100
Net cash used in investing activities	(767)	-	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	-	25,000	845,600
Principal payments on notes payable, related parties	-	-	(374,050)
Proceeds from the issuance of common stock	42,125	-	7,149,326
Net cash provided by financing activities	42,125	25,000	7,879,376

Net increase (decrease) in cash	1,073	(42,454)	18,580
Cash, beginning of period	17,507	45,848	-
Cash, end of period	$18,580	$3,394	$18,580

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$-	$67,913

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2009 of Can-Cal Resources Ltd. (“the Company”).

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,821,755 and used net cash in operations of $6,353,185 for the period from inception (March 22, 1995) through March 31, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

Note 2 – Going Concern

The Company incurred a net loss of $139,027 for the three months ended March 31, 2010. Also, the Company’s current liabilities exceed its current assets by $1,202,985 as of March 31, 2010. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 3 – Notes Payable and Accrued Officer Salary, Related Parties

Notes payable consisted of the following as of March 31, 2010 and December 31, 2009, respectively:

	March 31, 2010	December 31, 2009
Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $340,000 and $300,000 of principal, but is currently negotiating forbearance on the collection of interest)	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default	35,436	35,436

Current portion of notes payable	$360,550	$360,550

The Company is in default of its semi-annual interest payments of $24,000 from 2002 through 2009 (total of $400,000 as of March 31, 2009), in addition to the total principal of $300,000. The Company is currently negotiating forbearance on collection of the principle and interest.

As of March 31, 2010 and as of December 31, 2009 we owed $282,004 and $282,004 of accrued salaries to our former CEO, on such respective dates. In addition, we owed $29,500 of accrued salaries to our current CEO as of March 31, 2010.

Note 4 – Changes in Securities

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

On October 27, 1997 the Board approved the issuance of 2,181,752 restricted common shares to ARUM, LLC to repay an existing debt of $315,046 and to purchase a property located in San Bernadino County, California, known as the Pisgah property.

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

On April 1, 1999 the Board approved the sale of 1,000 shares of restricted common stock in return for equipment.

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

2007

During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,534 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 and $.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

During the year ended December 31, 2009, the Company issued a total of 107,000 shares of its restricted common stock to individuals for services rendered to the Company. As of December 31, 2009, the Company recorded an expense of $14,260 representing the fair value of the grant.

On December 31, 2009, the Company authorized the issuance of 9,000 and 6,000 shares of its restricted common stock to a director and officer of the Company, respectively for services performed for the Company. As of December 31, 2009, we recorded an expense of $1,200, representing the fair value of the issuance on the date of grant.  As of the date of this filing the shares remain unissued.

2010

On January 20, 2010, the company issued 40,000 shares of its common stock and an equal number of warrants pursuant to a unit offering whereby each recipient received one share of common stock and one warrant certificate for a unit price of $0.125. The Company recorded proceeds from the sale of $5,000.

On January 20, 2010, the Company received $25,000 in payment on a subscription receivable outstanding at December 31, 2009.

On March 17, 2010, the Company received $12,125 in payment on a rescission receivable outstanding at December 31, 2009.

Note 5 – Options and Warrants

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

In accordance with ASC 505, Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. There were no options issued during the three months ended March 31, 2010.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price
Balance, January 1, 2009	1,150,000	$0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	150,000	0.20
Balance, December 31, 2009	1,000,000	0.20
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2010	1,000,000	$0.20

Warrants

During the period ended March 31, 2010, the Company granted 40,000 stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with financing activities and stock sold during the three months ended March 31, 2010. These warrants were exercisable upon issuance and expire on March 31, 2011. The following table summarizes the Company’s warrant activities:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2009	525,295	$0.50
Granted	3,723,806	0.15
Cancelled	(298,083)	0.61
Exercised	-	-
Expired	-	0.20
Balance, December 31, 2009	3,951,018	0.16
Granted	40,000	0.15
Cancelled	-	-
Exercised	-	-
Expired	(32,500)	0.35
Balance, March 31, 2010	3,958,518	$0.16

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 6 – Commitments and Contingencies

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

Revocation order – On April 24, 2009 the Company received a Partial Revocation Order from the British Columbia Securities Commission. Pursuant to the order, the Company agreed to offer a full rescission for shares purchased or warrants exercised during the period of October 2004 to December 2007. The Company had recorded a rescission liability totaling $67,913, representing the total amount of cash required to repurchase 263,748 shares in accordance with the order. During 2009, we cancelled 126,698 shares and refunded $55,787 for previously issued common stock pursuant to this order. The remaining balance of the amount reserved to repurchase these shares of $12,125 was returned to the Company on March 17, 2010. No liability has been recorded for shareholders that did not elect to exercise their right to a refund of their original investment.

Rental payments - The Company operates a leased facility in Nevada under a month to month operating lease. The lease calls for a monthly base rent of approximately $1,695.

Note 7 – Subsequent Events

The Company concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

In this form 10-Q references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND OUTLOOK

Can-Cal Resources Ltd. is a public company engaged in the exploration and potential acquisition of precious metals.  As part of its growth strategy, the Company will focus its future activities in the United States, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California, in accordance with certain terms within a non-compete agreement with one of our customers that extends until 2018.

At March 31, 2010, we had approximately $18,500 cash available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we intend to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

Results of Operations for the Three Months Ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$90,188	$50,492	$39,696	79%
Exploration costs	7,997	3,403	4,594	135%
Depreciation	2,495	2,613	(118)	(5%)
Officer compensation	30,000	30,000	-	-
Total operating expenses	130,680	86,508	44,172	51%

Net operating loss	(130,680)	(86,508)	44,172	51%

Other income (expense):
Interest income	15	8	7	88%
Rental revenue	6,875	7,375	(500)	(7%)
Interest expense	(15,237)	(21,932)	(6,695)	(31%)
Total other income (expense)	(8,347)	(14,549)	(6,202)	(43%)

Net loss	$(139,027)	$(101,057)	$37,970	38%

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2010 increased by $39,696 (or 79%) from $50,492 for the three months ended March 31, 2009 to $90,188 for the three months ended March 31, 2010. The increase is principally due to increased legal and professional fees associated with our SEC filings.

Exploration costs

Exploration costs for the three months ended March 31, 2010 increased by $4,594 (or 135%) from $3,403 for the three months ended March 31, 2009 to $7,997 for the three months ended March 31, 2010. The increase is due to continuing and further exploration costs at our Pisgah and Wikieup locations.

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

Depreciation

Depreciation for the three months ended March 31, 2010 decreased by $118 (or 5%) from $2,613 for the three months ended March 31, 2009 to $2,495 for the three months ended March 31, 2009. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended March 31, 2010 and 2009 was $30,000 in accordance with the annual compensation of $120,000. No bonuses or stock awards were granted.

Total operating expenses

Total operating expenses for the three months ended March 31, 2010 increased by $44,172 (or 51%) from $86,508 for the three months ended March 31, 2009 to $130,680 for the three months ended March 31, 2010. The increase in total operating expenses was mainly a result of increased legal and professional fees related to our compliance efforts, and additional exploration costs incurred.

Other income (expense)

Interest income for the three months ended March 31, 2010 increased by $7 (or 88%) from $8 for the three months ended March 31, 2009 to $15 for the three months ended March 31, 2010. Interest income relates to interest earned on cash received as a result of financing activities, of which more was on hand during the three months ended March 31, 2010 compared to the same period in 2009.

Rental revenue for the three months ended March 31, 2010 decreased by $500 (or 7%) from $7,375 for the three months ended March 31, 2009 to $6,875 for the three months ended March 31, 2010. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of filming movies or photo shoots. These activities were comparable during the three months ended March 31, 2010 compared to the same period in 2009.

Interest expense for the three months ended March 31, 2010 decreased by $6,695 (or 31%) from $21,932 for the three months ended March 31, 2009 compared to $15,237 for the three months ended March 31, 2010. The decrease in interest expense was a result of debt conversions subsequent to March 31, 2009 that alleviated certain interest accruals during the three months ended March 31, 2010.

Net loss

Our net loss was $139,027 for the three months ended March 31, 2010 compared to a net loss of $101,057 for the three months ended March 31, 2009. We expect to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2010 compared to December 31, 2009.

		December 31,	Increase / (Decrease)
	March 31, 2010	2009	$	%
Current Assets	$19,596	$18,807	$789	4%

Current Liabilities	$1,222,581	$1,126,618	$95,963	9%

Working Capital (deficit)	$(1,202,985)	$(1,107,811)	$95,174	9%

Internal and External Sources of Liquidity

During the three months ended March 31, 2010 and 2009, our operating and investing activities used cash of $41,052 and $67,454, respectively, while our financing activities provided cash of $42,125 and $25,000, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

As of March 31, 2010, our cash balance was $18,580. Our plan for satisfying our cash requirements for the next twelve months is through additional and/or debt or credit financing.  We anticipate our current cash reserves will be sufficient to support operations through June 30, 2010, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. However, there can be no assurance that we will raise capital through any of these means.

As we expand operational activities, we may continue to experience net negative cash flows from operations, pending receipt of sales and will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses until we build our capital base. Our recent operating history makes predictions of future operating results difficult to ascertain and unreliable. In addition, since our cash position has fallen we are finding it increasingly difficult to expand our operations.  Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continue to develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

On April 24, 2009, the BCSC notified the Company of its decision to partially revoke the cease trade order (the “CTO”) that the BCSC issued on February 4, 2008, as to all outstanding shares of the Company trading to, from or within British Columbia.  The BCSC had previously determined that the Company engaged in the sale on securities to various individuals and entities during the period between October 2004 through December 2007, and that a portion of these sales were sold without an exemption to the British Columbia, Canada, securities laws that require the delivery of a prospectus in connection with the sale of securities.

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”).  In meeting this condition, Can-Cal will rescind the sale of an approximate total of 263,748 shares of common stock of the Company and return a total of approximately $67,913 of investment funds to the Non-accredited Purchasers.  Through the date of this Quarterly Report, Can-Cal has rescinded of $55,789 if these investments.  The Company continues to affect the rescission of the remaining outstanding shares.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 19, 2010, pursuant to a private placement exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, completed the final tranche of is US$350,000 non-brokered private placement, which was oversubscribed.  The final tranche consisted of 1,144,000 units ("Units") at a price of US$0.125 per Unit for gross proceeds of US$143,000. Each Unit consists of one common share and one warrant to purchase one share of common stock of the Company ("Warrant"). Each Warrant is exercisable into one Common Share at US$0.15 per share until March 31, 2011.  Including this trance, the total gross proceeds that the Company received from the private placement, which commenced in May 2009 and ended February 19, 2010, was $370,825 in exchange for which the Company issued of a total of 2,966,600 shares of common stock and an equal number of Warrants.

The Company used the proceeds of the sale (i) for exploration and development of Can-Cal’s current properties, including ongoing laboratory processing and metallurgy testing in relation to precious metal extraction from Can-Cal’s Pisgah and Wikieup properties; (ii) to fund the rescission of certain prior sales of shares as detailed in Item 1 of this Quarterly Report, and; (iii) for general working capital requirements.

The recipients of the shares were afforded an opportunity for effective access to files and records of the Company that contained the relevant information needed to make their investment decisions, including the Company’s financial statements and 1934 Act reports. The Company reasonably concluded that the recipients, immediately prior to issuing the shares, had such knowledge and experience in our financial and business matters that they were capable of evaluating the merits and risks of their respective investments.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended March 31, 2010.

Item 3. Defaults Upon Senior Securities.

See Note 3 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the first quarter of 2010.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.7	Press Release issued February 19, 2010 regarding Private Placement		8-K		99.7	02/25/10

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

By:  /s/ Michael Hogan

Michael Hogan, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: May 17, 2010