Form 10-Q
period 2010-06-30
CAN CAL RESOURCES LTD
filed 2010-08-16
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2010 was 30,738,196.

CAN-CAL RESOURCES LTD.
FORM 10-Q
TABLE OF CONTENTS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS

Current assets:
Cash	$1,281	$17,507
Other current assets	-	1,300
Total current assets	1,281	18,807

Fixed assets (net of accumulated depreciation of $151,680 and $146,743)	42,930	47,100

Total assets	$44,211	$65,907

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$109,062	$55,598
Accrued interest	443,595	417,008
Accrued salaries	344,620	282,004
Current portion of notes payable, related parties	367,675	360,550
Unearned revenues	22,917	11,458
Total current liabilities	1,287,869	1,126,618

Notes payable, related parties, net of current portion	25,000	-

Total liabilities	1,312,869	1,126,618

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
30,738,196 and 30,698,196 shares issued and outstanding
as of June 30, 2010 and December 31, 2009, respectively	30,738	30,698
Subscription receivable	-	(25,000)
Rescission liability receivable	-	(12,125)
Additional paid-in capital	8,633,404	8,628,444
(Deficit) accumulated during exploration stage	(9,932,800)	(9,682,728)
Total stockholders' (deficit)	(1,268,658)	(1,060,711)

Total liabilities and stockholders' (deficit)	$44,211	$65,907

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 22, 1995
	For the three months ended		For the six months ended		(inception) to
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010

Material sales	$-	$-	$-	$-	$245,500
Cost of sales	-	-	-	-	263,400

Gross profit	-	-	-	-	(17,900)

Operating expenses:
General and administrative	68,343	112,692	158,531	163,184	6,542,157
Exploration costs	393	15,258	8,390	18,661	544,759
Depreciation	2,442	2,613	4,937	5,226	246,110
Officer salary	30,000	30,000	60,000	60,000	901,176
Impairment of operating assets	-	-	-	-	443,772
Total operating expenses	101,178	160,563	231,858	247,071	8,677,974

Net operating loss	(101,178)	(160,563)	(231,858)	(247,071)	(8,695,874)

Other income (expense):
Other income from legal judgment	-	-	-	-	47,200
Interest income	8	-	23	8	52,945
Rental revenue	9,166	6,775	16,041	14,150	342,158
Gain on sale of fixed assets	-	-	-	-	26,801
Interest expense	(19,041)	(22,726)	(34,278)	(44,658)	(1,232,430)
Total other income (expense)	(9,867)	(15,951)	(18,214)	(30,500)	(763,326)

Loss before provision for income taxes	(111,045)	(176,514)	(250,072)	(277,571)	(9,459,200)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(111,045)	(176,514)	(250,072)	(277,571)	(9,459,200)

Income from discontinued operations:
Income from discontinued operations	-	-	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	-	-	(590,000)

Net (loss)	$(111,045)	$(176,514)	$(250,072)	$(277,571)	$(9,932,800)

Weighted average number of common shares
outstanding - basic and fully diluted	30,738,196	25,292,140	30,733,555	24,941,892

Net (loss) per share - basic and fully diluted	$-	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

								(Deficit)
						Foreign		accumulated
	Common stock			Rescission		currency	Additional	during	Total
	Number of		Subscription	liability	Unamortized	translation	paid-in	exploration	stockholders'
	shares	Amount	receivable	receivable	equity grants	adjustment	capital	stage	equity (deficit)

Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-
Net loss								(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	497,900	497,900
Net loss								(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	1,051,400	-	1,054,400
Net loss								(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	8,500	-	-	8,500
Net loss								(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	116,400	116,400
Net loss								(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	948,400	-	949,600
Net loss								(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	81,500	-	82,300
Net loss								(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note
payable, related party in the amount of
$119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	(16,700)	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	(13,500)	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	8,200	8,200	-	-	-	24,600
Net loss								(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable,
related party common shares issued for repayment of
note payable, related party in the amount of $78,300,
including accrued interest of $43,300	364,305	400	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	15,000	15,000	-	-	-	45,000
Net loss								(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	7,000	7,000	-	-	-	21,000
Net loss								(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500		-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	69,500	-	69,800
Net loss								(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-		-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	-	-	-	-	40,000	-	40,000
Net loss								(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	147,419	-	147,419
Net loss								(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	8,091	-	8,124
Net loss								(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties
of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable			-	(12,125)	-	-	-	-	(12,125)
Net loss							-	(595,554)	(595,554)

Balance December 31, 2009	30,698,196	30,698	(25,000)	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable				12,125					12,125
Net loss								(250,072)	(250,072)

Balance June 30, 2010 (Unaudited)	30,738,196	$30,738	$-	$-	$-	$-	$8,633,404	$(9,932,800)	$(1,268,658)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the six months ended		(inception) to
	June 30,		June 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(250,072)	$(277,571)	$(9,932,800)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	4,937	5,226	263,110
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	-	548,274
Stock issued for financing and interest	-	-	602,161
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	(231)	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Other current assets	1,300	(1,395)	(92,595)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	53,464	14,598	41,150
Accrued interest	26,587	43,562	472,688
Accrued salaries	62,616	52,139	344,620
Unearned revenues	11,459	13,750	22,917
Net cash used in operating activities	(89,709)	(149,922)	(6,402,609)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of fixed assets	(767)	-	(769,411)
Proceeds from sale of fixed assets	-	-	26,100
Net cash used in investing activities	(767)	-	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	32,125	25,000	877,725
Principal payments on notes payable, related parties	-	-	(374,050)
Proceeds from the issuance of common stock	42,125	129,450	7,149,326
Net cash provided by financing activities	74,250	154,450	7,911,501

Net increase (decrease) in cash	(16,226)	4,528	1,281
Cash, beginning of period	17,507	45,848	-
Cash, end of period	$1,281	$50,376	$1,281

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for services	$-	$67,913

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,932,800 and used net cash in operations of $6,402,609 for the period from inception (March 22, 1995) through June 30, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Recent Accounting Pronouncements
In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements.  This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements.  This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements.  Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated.  This ASU is effective upon the issuance of this ASU.  The adoption of this ASU did not have a material impact on our consolidated financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”).  Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors.  The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  The amendments are to be applied prospectively.  Early adoption is permitted.  We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

Note 2 – Going Concern

The Company incurred a net loss of $250,072 for the six months ended June 30, 2010. Also, the Company’s current liabilities exceed its current assets by $1,286,588 as of June 30, 2010. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 3 – Notes Payable and Accrued Officer Salary, Related Parties

Notes payable consisted of the following as of June 30, 2010 and December 31, 2009, respectively:

	June 30, 2010	December 31, 2009

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $412,000 and $388,000 of principal, respectively).	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default.	35,436	35,436

Convertible note payable, unsecured, bearing interest at 12.0% compounded semi-annually, matures June 2013, convertible at $0.25 per share at the discretion of the note holder. Principal and accrued interest was convertible into 100,658 shares of common stock at June 30, 2010.	25,000	-

Note payable to the CEO, unsecured, non-interest bearing, due on demand.	7,125	-

Total notes payable	392,675	360,550

Less: current portion	367,675	360,550

Notes payable, less current portion	$25,000	$-

Future maturities of long-term debt are as follows as of June 30, 2010:

2010	$367,675
2011	-
2012	-
2013	25,000
Thereafter	-
$392,675

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

As of June 30, 2010 and December 31, 2009 we owed $282,004 and $282,004 of accrued salaries to our former CEO, respectively. In addition, we owed $59,500 of accrued salaries to our current CEO as of June 30, 2010.

Interest expense totaled $34,278 and $44,658 for the six months ending June 30, 2010 and 2009, respectively.

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

On June 30, 2009, certain note holders elected to convert the principal balance of their notes together with accrued interest into shares of the Company’s common stock at a rate of $0.125 per share. In addition, the Company agreed to issue a warrant to purchase two shares of the Company’s common stock for each share converted. The total principal balance converted was $369,500 and was converted into 2,956,000 common shares. Total accrued interest converted was $29,093 or 232,741 common shares.

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

2010

On January 20, 2010, the company issued 40,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,000. The warrants are exercisable over fifteen months at an exercise price of $0.15 per share.

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

In accordance with ASC 505, Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. The following is a summary of information about the stock options outstanding at June 30, 2010.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.16 – $0.20	1,000,000	2.09 years	$0.18	1,000,000	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	June 30, 2010	June 30, 2009

Average risk-free interest rates	4.97%	4.97%
Average expected life (in years)	7.5	7.5
Volatility	86%	86%

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2010 and 2009, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no options issued during the six months ended June 30, 2010 and 2009, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	1,150,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	150,000	0.20
Balance, December 31, 2009	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2010	1,000,000	$0.18

Warrants

During the period ended June 30, 2010, the Company granted 40,000 stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with financing activities relating to stock sold during the six months ended June 30, 2010. These warrants were exercisable upon issuance and expire on March 31, 2011. The following table summarizes the Company’s warrant activities:

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

The following is a summary of information about the common stock warrants outstanding at June 30, 2010:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.15 – $0.15	9,344,096	0.79 years	$0.15	9,344,096	$0.15

The following is a summary of the common stock warrant activity as of June 30, 2010.

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	525,295	$0.50
Granted	9,304,096	0.15
Cancelled	(492,795)	0.61
Exercised	-	-
Expired	-	0.20
Balance, December 31, 2009	9,336,596	0.15
Granted	40,000	0.15
Cancelled	-	-
Exercised	-	-
Expired	(32,500)	0.35
Balance, June 30, 2010	9,344,096	$0.15

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Rental payments - The Company operates a leased facility in Nevada under a month to month operating lease. The lease calls for a monthly base rent of approximately $1,900. We also sub-lease a portion of that space for $750, resulting in a net monthly expense of $1,150.

The Company is a defendant in a lawsuit, filed by an affiliate of a former note holder. The Company believes that the claims are without merit and intends to vigorously defend its position. The ultimate outcome of this litigation cannot presently be determined, however, in management’s opinion, the likelihood of a material adverse outcome is remote and the liability booked to the former note holder is sufficient to account for the potential liability.

Note 7 – Subsequent Events

In accordance with ASC 855, management evaluated all activity of the Company through the filing date and concluded that no subsequent events have occurred that would require recognition or disclosure in the financial statements.

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

For a detailed description of these and other factors that could cause actual results to differ materially from those expressed in any forward-looking statement, please see “Risk Factors” in this document and in our Annual Report on Form 10-K for the year ended December 31, 2009.

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

At June 30, 2010, we had $1,281 cash available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we intend to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

Results of Operations for the Three Months Ended June 30, 2010 and 2009:

	Three Months Ended June 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$68,343	$112,692	$(44,349)	(39)%
Exploration costs	393	15,258	(14,865)	(97)%
Depreciation	2,442	2,613	(171)	(7)%
Officer salary	30,000	30,000	-	-
Total operating expenses	101,178	160,563	(59,385)	(37)%

Net operating loss	(101,178)	(160,563)	(59,385)	(37)%

Other income (expense):
Interest income	8	-	8	-
Rental revenue	9,166	6,775	2,391	35%
Interest expense	(19,041)	(22,726)	3,685	(16)%
Total other income (expense)	(9,867)	(15,951)	6,084	(38)%

Net loss	$(111,045)	$(176,514)	$(65,469)	(37)%

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2010 decreased by $44,349 (or 39%) from $112,692 for the three months ended June 30, 2009 to $68,343 for the three months ended June 30, 2010. The decrease is principally due to decreased legal and professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”).

Exploration costs

Exploration costs for the three months ended June 30, 2010 decreased by $14,865 (or 97%) from $15,258 for the three months ended June 30, 2009 to $393 for the three months ended June 30, 2010. The decrease is due to reductions in exploration activities at our Pisgah and Wikieup locations, however, we expect to significantly increase our exploration activities in the near term.

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

Depreciation

Depreciation for the three months ended June 30, 2010 decreased by $289 (or 6%) from $2,613 for the three months ended June 30, 2009 to $2,442 for the three months ended June 30, 2010. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended June 30, 2010 and 2009 was $30,000 in accordance with the annual compensation of $120,000. No bonuses or stock awards were granted.

Total operating expenses

Total operating expenses for the three months ended June 30, 2010 decreased by $59,385 (or 37%) from $160,563 for the three months ended June 30, 2009 to $101,178 for the three months ended June 30, 2010. The decrease in total operating expenses was mainly a result of decreased legal and professional fees related to our compliance efforts with the respect to the BCSC, and decreased exploration costs.

Other income (expense)

Interest income for the three months ended June 30, 2010 increased by $8 from $-0- for the three months ended June 30, 2009 to $8 for the three months ended June 30, 2010. Interest income relates to interest earned on cash received as a result of financing activities, of which more was on hand during the three months ended June 30, 2010 compared to the same period in 2009.

Rental revenue for the three months ended June 30, 2010 increased by $2,391 (or 35%) from $6,775 for the three months ended June 30, 2009 to $9,166 for the three months ended June 30, 2010. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the three months ended June 30, 2010 compared to the same period in 2009 due to the timing of the renewal of a lease in May of 2010.

Interest expense for the three months ended June 30, 2010 decreased by $3,685 (or 16%) from $22,726 for the three months ended June 30, 2009 compared to $19,041 for the three months ended June 30, 2010. The decrease in interest expense was a result of debt conversions subsequent to June 30, 2009 that alleviated certain interest accruals during the three months ended June 30, 2010.

Net loss

Our net loss was $111,045 for the three months ended June 30, 2010 compared to a net loss of $176,514 for the three months ended June 30, 2009. We expect to continue to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

Results of Operations for the Six Months Ended June 30, 2010 and 2009:

	Six Months Ended June 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$158,531	$163,184	$(4,653)	(3)%
Exploration costs	8,390	18,661	(10,271)	(55)%
Depreciation	4,937	5,226	(289)	(6)%
Officer compensation	60,000	60,000	-	-
Total operating expenses	231,858	247,071	(15,213)	(6)%

Net operating loss	(231,858)	(247,071)	(15,213)	(6)%

Other income (expense):
Interest income	23	8	15	188%
Rental revenue	16,041	14,150	1,891	13%
Interest expense	(34,278)	(44,658)	(10,380)	(23)%
Total other income (expense)	(18,214)	(30,500)	(12,286)	(40)%

Net loss	$(250,072)	$(277,571)	$(27,499)	(10)%

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2010 decreased by $4,653 (or 3%) from $163,184 for the six months ended June 30, 2009 to $158,531 for the six months ended June 30, 2010. The decrease is principally due to decreased legal and professional fees associated with our securities offerings with the BCSC.

Exploration costs

Exploration costs for the six months ended June 30, 2010 decreased by $10,271 (or 55%) from $18,661 for the six months ended June 30, 2009 to $8,390 for the six months ended June 30, 2010. The decrease is due to reductions in exploration activities at our Pisgah and Wikieup locations.

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

Depreciation

Depreciation for the six months ended June 30, 2010 decreased by $289 (or 6%) from $5,226 for the six months ended June 30, 2009 to $4,937 for the six months ended June 30, 2010. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the six months ended June 30, 2010 and 2009 was $60,000 in accordance with the annual compensation of $120,000. No bonuses or stock awards were granted.

Total operating expenses

Total operating expenses for the six months ended June 30, 2010 decreased by $15,213 (or 6%) from $247,071 for the six months ended June 30, 2009 to $231,858 for the six months ended June 30, 2010. The decrease in total operating expenses was mainly a result of decreased legal and professional fees related to our compliance efforts with the BCSC, and additional exploration costs incurred.

Other income (expense)

Interest income for the six months ended June 30, 2010 increased by $15 (or 188%) from $8 for the six months ended June 30, 2009 to $23 for the six months ended June 30, 2010. Interest income relates to interest earned on cash received as a result of financing activities, of which more was on hand during the six months ended June 30, 2010 compared to the same period in 2009.

Rental revenue for the six months ended June 30, 2010 increased by $1,891 (or 13%) from $14,150 for the six months ended June 30, 2009 to $16,041 for the six months ended June 30, 2010. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the six months ended June 30, 2010 compared to the same period in 2009 due to the timing of the renewal of a lease in May of 2010.

Interest expense for the six months ended June 30, 2010 decreased by $10,380 (or 23%) from $44,658 for the six months ended June 30, 2009 compared to $34,278 for the six months ended June 30, 2010. The decrease in interest expense was a result of debt conversions subsequent to June 30, 2009 that alleviated certain interest accruals during the six months ended June 30, 2010.

Net loss

Our net loss was $250,072 for the six months ended June 30, 2010 compared to a net loss of $277,571 for the six months ended June 30, 2009. We expect to continue to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2010 compared to December 31, 2009.

	June 30,	December 31,	Increase / (Decrease)
	2010	2009	$	%
Current Assets	$1,281	$18,807	$(17,526)	(93)%

Current Liabilities	$1,287,869	$1,126,618	$161,251	14%

Working Capital (deficit)	$(1,286,588)	$(1,107,811)	$178,777	16%

Internal and External Sources of Liquidity

During the six months ended June 30, 2010 and 2009, our operating and investing activities used cash of $90,476 and $149,922, respectively, while our financing activities provided cash of $74,250 and $154,450, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

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

As of June 30, 2010, our cash balance was $1,281. Our plan for satisfying our cash requirements for the next twelve months is through additional and/or debt or credit financing.  We anticipate our current cash reserves will be sufficient to support operations through August 31, 2010, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On June 11, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors.  The Debenture is unsecured and matures three years following sale, on or about June 11, 2013 (the “Maturity Date”).  Interest 12% per annum is compounded and payable quarterly. The principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

In the event that the 15-day volume weighted average trading price of the Company’s common stock as quoted on the OTC Bulletin Board is at least forty cents ($0.40), the Company has the right to require the holder of the Debenture to convert the Debentures at the conversion price of twenty-five cents ($0.25) per share at any time prior to the Maturity Date.

Subject to additional availability of funding, the Company will use proceeds of the sale (i) toward a work-up of the 3 potential extraction processes to potentially able to prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property; (ii) to conduct a drill program to potentially prove up the potential tonnages and subsequently any precious metals and/or other base metals on the Wikieup, Arizona property; (iii) to conduct a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property (iv) to determine and engage a qualified and comprehensive US and Canadian investor relations and shareholder communications group; and v) for strategic working capital reserve.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six month period ended June 30, 2010.

Item 3. Defaults Upon Senior Securities.

See Note 3 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the six month period ending June 30, 2010.

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

Date: August 16, 2010