Form 10-Q
period 2010-09-30
CAN CAL RESOURCES LTD
filed 2010-11-15
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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
Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2010 was 30,738,196.

CAN-CAL RESOURCES LTD.
FORM 10-Q
TABLE OF CONTENTS

Page

PART I – FINANCIAL INFORMATION	1
Item 1. Financial Statements	1
Balance Sheets as of September 30, 2010 (Unaudited) and December 31, 2009	1
Condensed Statements of Operations (Unaudited)	2
Statement of Stockholders’ Equity (Deficit) (unaudited)	3
Condensed Statements of Cash Flows (unaudited)	7
Notes to Condensed Financial Statements (Unaudited)	8
Item 2. Management’s Discussion and Analysis	37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	33
Item 4T. Controls and Procedures	33

PART II – OTHER INFORMATION	34
Item 1. Legal Proceedings	34
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	35
Item 3. Defaults Upon Senior Securities	36
Item 4. Submission of Matters to a Vote of Security Holders	36
Item 5. Other Information	36
Item 6. Exhibits	37

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	September 30,	December 31,
	2010	2009
ASSETS	(Unaudited)

Current assets:
Cash	$1,162	$17,507
Other current assets	13,035	1,300
Total current assets	14,197	18,807

Other assets	4,345	-

Fixed assets (net of accumulated depreciation of $153,932 and $146,743)	40,678	47,100

Total assets	$59,220	$65,907

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$114,776	$55,598
Accounts payable, related parties	45,000	-
Accrued interest	458,110	417,008
Accrued salaries	374,004	282,004
Current portion of notes payable, related parties	40,891	-
Current portion of notes payable	360,550	360,550
Unearned revenues	16,042	11,458
Total current liabilities	1,409,373	1,126,618

Notes payable, net of current portion	60,000	-

Total liabilities	1,469,373	1,126,618

Commitments and contingencies

Stockholders' equity (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
30,738,196 and 30,698,196 shares issued and outstanding
as of September 30, 2010 and December 31, 2009, respectively	30,738	30,698
Subscription receivable	-	(25,000)
Rescission liability receivable	-	(12,125)
Additional paid-in capital	8,633,404	8,628,444
(Deficit) accumulated during exploration stage	(10,074,295)	(9,682,728)
Total stockholders' (deficit)	(1,410,153)	(1,060,711)

Total liabilities and stockholders' (deficit)	$59,220	$65,907

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 22, 1995
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September 30,		September
	2010	2009	2010	2009	30, 2010

Material sales	$-	$-	$-	$-	$245,500
Cost of sales	-	-	-	-	263,400

Gross profit	-	-	-	-	(17,900)

Operating expenses:
General and administrative	98,035	87,196	256,566	254,957	6,640,192
Exploration costs	-	13,239	8,390	31,900	544,759
Depreciation	2,252	2,613	7,189	7,839	248,362
Officer salary	30,000	30,000	90,000	90,000	931,176
Impairment of operating assets	-	-	-	-	443,772
Total operating expenses	130,287	133,048	362,145	384,696	8,808,261

Net operating loss	(130,287)	(133,048)	(362,145)	(384,696)	(8,826,161)

Other income (expense):
Other income from legal judgment	-	-	-	-	47,200
Interest income	-	-	23	8	52,945
Rental revenue	6,876	3,662	22,917	22,389	349,034
Gain on sale of fixed assets	-	-	-	-	26,801
Interest expense	(18,084)	(93,000)	(52,362)	(137,658)	(1,250,514)
Total other income (expense)	(11,208)	(89,338)	(29,422)	(115,261)	(774,534)

Loss before provision for income taxes	(141,495)	(222,386)	(391,567)	(499,957)	(9,600,695)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(141,495)	(222,386)	(391,567)	(499,957)	(9,600,695)

Income from discontinued operations
Income from discontinued operations	-	-	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	-	-	(590,000)

Net (loss)	$(141,495)	$(222,386)	$(391,567)	$(499,957)	$(10,074,295)

Weighted average number of common shares
outstanding - basic and fully diluted	30,738,196	29,483,306	30,735,119	26,472,332

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.02)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Common stock
	Number of shares	Amount	Subscription receivable	Rescission liability receivable	Unamortized equity grants	Foreign currency translation adjustment	Additional paid-in capital	(Deficit)accumulated during exploration stage	Total stockholders' equity (deficit)
Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-
Net loss								(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	497,900	497,900
Net loss								(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	1,051,400	-	1,054,400
Net loss								(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	8,500	-	-	8,500
Net loss								(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	116,400	116,400
Net loss								(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	948,400	-	949,600
Net loss								(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	81,500	-	82,300
Net loss								(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note
payable, related party in the amount of
$119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	(16,700)	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	(13,500)	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	8,200	8,200	-	-	-	24,600
Net loss								(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable,
related party common shares issued for repayment of
note payable, related party in the amount of $78,300,
including accrued interest of $43,300	364,305	400	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	15,000	15,000	-	-	-	45,000
Net loss								(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	7,000	7,000	-	-	-	21,000
Net loss								(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	69,500	-	69,800
Net loss								(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	-	-	-	-	40,000	-	40,000
Net loss								(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	-	-		-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	147,419	-	147,419
Net loss								(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	8,091	-	8,124
Net loss								(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties
of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable			-	(12,125)	-	-	-	-	(12,125)
Net loss							-	(595,554)	(595,554)

Balance December 31, 2009	30,698,196	30,698	(25,000)	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable				12,125					12,125
Net loss								(391,567)	(391,567)

Balance September 30, 2010 (Unaudited)	30,738,196	$30,738	$-	$-	$-	$-	$8,633,404	$(10,074,295)	$(1,410,153)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the nine months ended		(inception) to
	September 30,		September 30,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391,567)	$(499,957)	$(10,074,295)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	7,189	7,839	265,362
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation	-	13,300	548,274
Stock issued for financing and interest	-	78,961	602,161
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Other current assets	(11,735)	-	(11,735)
Other assets	(4,345)	100	(98,240)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	59,178	(46,181)	46,864
Accounts payable, related parties	45,000	-	45,000

Accrued interest	41,102	56,773	487,203
Accrued salaries	92,000	74,649	374,004
Unearned revenues	4,584	6,875	16,042
Net cash used in operating activities	(158,594)	(307,641)	(6,471,494)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Puchase of fixed assets	(767)	-	(769,411)
Proceeds from sale of fixed assets	-	-	26,100
Net cash used in investing activities	(767)	-	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	60,000	-	1,008,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	40,891	31,800	886,491
Principal payments on notes payable, related parties	-	-	(374,050)
Proceeds from the issuance of common stock	42,125	237,825	7,149,326
Net cash provided by financing activities	143,016	269,625	7,980,267

Net increase (decrease) in cash	(16,345)	(38,016)	1,162
Cash, beginning of period	17,507	45,848	-
Cash, end of period	$1,162	$7,832	$1,162

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for debt conversion	$-	$398,594
Shares issued for services	$-	$67,913

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,074,295 and used net cash in operations of $6,471,494 for the period from inception (March 22, 1995) through September 30, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Note 2 – Going Concern

The Company incurred a net loss of $391,567 for the nine months ended September 30, 2010. Also, the Company’s current liabilities exceed its current assets by $1,395,176 as of September 30, 2010. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of September 30, 2010.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

As of September 30, 2010 and December 31, 2009 we owed $282,004 and $282,004 of accrued salaries to our former CEO, respectively. In addition, we owed $90,000 of accrued salaries to our current CEO, G. Michael Hogan, as of September 30, 2010.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of September 30, 2010. As of September 30, 2010 we owed Futureworth Capital Corp. $45,000, as included in accounts payable, for service prior to, and during the service period under the consulting agreement.

Note 4 – Notes Payable

Notes payable consisted of the following as of September 30, 2010 and December 31, 2009, respectively:

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

	September 30, 2010	December 31, 2009

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $424,000 and $388,000 of principal, respectively).	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default.	35,436	35,436

Convertible note payable, unsecured, bearing interest at 12.0% compounded quarterly, matures June 2013, convertible at $0.25 per share at the discretion of the note holder. Principal was convertible into 100,000 shares of common stock at September 30, 2010.	25,000	-

Convertible note payable, unsecured, bearing interest at 12.0% compounded quarterly, matures August 2013, convertible at $0.25 per share at the discretion of the note holder. Principal was convertible into 40,000 shares of common stock at September 30, 2010.	10,000	-

Convertible note payable, unsecured, bearing interest at 12.0% compounded quarterly, matures August 2013, convertible at $0.25 per share at the discretion of the note holder. Principal was convertible into 40,000 shares of common stock at September 30, 2010.	10,000	-

Convertible note payable, unsecured, bearing interest at 12.0% compounded quarterly, matures September 2013, convertible at $0.25 per share at the discretion of the note holder. Principal was convertible into 40,000 shares of common stock at September 30, 2010.	10,000	-

Convertible note payable, unsecured, bearing interest at 12.0% compounded quarterly, matures August 2013, convertible at $0.25 per share at the discretion of the note holder. Principal was convertible into 20,000 shares of common stock at September 30, 2010.	5,000	-

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%.	25,000	-

Note payable to the CEO, unsecured, non-interest bearing, due on demand.	15,891	-

Total notes payable	461,441	360,550

Less: current portion	401,441	360,550

Notes payable, less current portion	$60,000	$-

Future maturities of long-term debt are as follows as of September 30, 2010:

2010	$401,441
2011	-
2012	-
2013	60,000
Thereafter	-
$461,441

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Interest expense totaled $52,362 and $137,658 for the nine months ending September 30, 2010 and 2009, respectively.

Note 5 – Changes in Securities

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

Note 6 – Options and Warrants

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

In accordance with ASC 505, “Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. The following is a summary of information about the stock options outstanding at September 30, 2010.

Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.16 – $0.20	1,000,000	2.09 years	$0.18	1,000,000	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	September 30, 2010	September 30, 2009

Average risk-free interest rates	4.97%	4.97%
Average expected life (in years)	7.5	7.5
Volatility	86%	86%

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

There were no options issued during the nine months ended September 30, 2010 and 2009, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	1,150,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	150,000	0.20
Balance, December 31, 2009	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, September 30, 2010	1,000,000	$0.18

Warrants

During the period ended September 30, 2010, the Company granted 40,000 stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with financing activities relating to stock sold during the nine months ended September 30, 2010. These warrants were exercisable upon issuance and expire on March 31, 2011. The following table summarizes the Company’s warrant activities:

The following is a summary of information about the common stock warrants outstanding at September 30, 2010:

Shares Underlying Options Outstanding			Shares Underlying Options Exercisable
Range of Exercise Prices	Shares Underlying Options Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares Underlying Options Exercisable	Weighted Average Exercise Price

$0.15 – $0.15	7,776,496	0.67 years	$0.15	7,776,496	$0.15

The following is a summary of the common stock warrant activity as of September 30, 2010.

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	525,295	$0.50
Granted	9,304,096	0.15
Cancelled	(492,795)	0.61
Exercised	-	-
Expired	-	0.20
Balance, December 31, 2009	9,336,596	0.15
Granted	40,000	0.15
Cancelled	-	-
Exercised	-	-
Expired	(1,600,100)	0.15
Balance, September 30, 2010	7,776,496	$0.15

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Note 7 – Commitments and Contingencies

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

Note 8 – Subsequent Events

On October 5, 2010, the Company received $2,500 in exchange for an unsecured convertible note payable, bearing interest at 12.0% compounded quarterly, with an October 2013 maturity date, convertible at $0.25 per share at the discretion of the note holder.

On October 6, 2010, the Company received $5,000 in exchange for an unsecured convertible note payable, bearing interest at 12.0% compounded quarterly, with an October 2013 maturity date, convertible at $0.25 per share at the discretion of the note holder.

In accordance with ASC 855, all subsequent events have been reported through the filing date.

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. Within this document, such forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made. You should, however, consult further disclosures we make in this Quarterly Report on Form 10-Q, Annual Report on Form 10-K and Current Reports on Form 8-K.

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	deterioration in general or regional economic, market and political conditions;

•	inability to raise additional financing for operations and working capital;

•	the unavailability of funds for capital expenditures;

•	the inability of management to effectively implement our strategies and business plans;

•	inability to efficiently manage our operations;

•	inability to achieve future operating results;

•	our ability to diversify our operations;

•	actions and initiatives taken by both current and potential competitors;

•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require management to make estimates about matters that are inherently uncertain;

•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;

•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;

•	our ability to recruit and hire key employees; and

•	the other risks and uncertainties detailed in this report.

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

In this form 10-Q references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

ITEM 2.                      MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND OUTLOOK

Can-Cal Resources Ltd. is a public company engaged in the exploration for the potential acquisition of precious metals and valuable geological materials. As part of its growth strategy, the Company will focus its future activities in the United States, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

The Company has discontinued all industrial sales for the volcanic materials located on the Pisgah property in California, in accordance with certain terms within a non-compete agreement with one of our customers that extends until 2018.

The Company is currently working towards the implementation of a new series of programs to explore and define the potential extent of precious and base metals underlying Can-Cal’s various mineral properties.

At September 30, 2010, we had $1,162 cash available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we intend to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that that such investment capital or additional funding and joint venture arrangements will be available to the Company.

Results of Operations for the Three Months Ended September 30, 2010 and 2009:

	Three Months Ended September 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$98,035	$87,196	$10,839	12%
Exploration costs	-	13,239	(13,239)	(100%)
Depreciation	2,252	2,613	(361)	(14%)
Officer salary	30,000	30,000	-	-
Total operating expenses	130,287	133,048	(2,761)	(2%)

Net operating loss	(130,287)	(133,048)	(2,761)	(2%)

Other income (expense):
Interest income	-	-	-	-
Rental revenue	6,876	3,662	3,214	88%
Interest expense	(18,087)	(93,000)	74,916	(81%)
Total other income (expense)	(11,208)	(89,338)	78,130	(87%)

Net loss	$(141,495)	$(222,386)	$(80,891)	(90%)

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2010 increased by $10,839 (or 12%) from $87,196 for the three months ended September 30, 2009 to $98,035 for the three months ended September 30, 2010. The increase is principally due to increased legal and professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”).

Exploration costs

Exploration costs for the three months ended September 30, 2010 decreased by $13,239 (or 100%) from $13,239 for the three months ended September 30, 2009 to $-0- for the three months ended September 30, 2010. The decrease is due to reductions in exploration activities at our Pisgah and Wikieup locations; however, we expect to significantly increase our exploration activities over the next 12 months.

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

The Company has no material commitments for capital expenditures other than expenditures it chooses or may choose to make, if funds are available, with respect to testing and or exploration of its mineral properties.

Depreciation

Depreciation for the three months ended September 30, 2010 decreased by $361 (or 14%) from $2,613 for the three months ended September 30, 2009 to $2,252 for the three months ended September 30, 2010. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended September 30, 2010 and 2009 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted.

Total operating expenses

Total operating expenses for the three months ended September 30, 2010 decreased by $2,761 (or 2%) from $133,048 for the three months ended September 30, 2009 to $130,287 for the three months ended September 30, 2010. The decrease in total operating expenses was mainly a result of decreased exploration costs as we temporarily abridged our exploration activities and focused our resources on addressing our compliance efforts with respect to the BCSC, which led to increased legal and professional fees.

Other income (expense)

Interest income for the three months ended September 30, 2010 and 2009 was $-0- due to the lack of interest bearing assets on hand during the respective periods.

Rental revenue for the three months ended September 30, 2010 increased by $3,214 (or 88%) from $3,662 for the three months ended September 30, 2009 to $6,876 for the three months ended September 30, 2010. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the three months ended September 30, 2010 compared to the same period in 2009 due to increased annual rates for mineral extraction.

Interest expense for the three months ended September 30, 2010 decreased by $74,916 (or 81%) from $93,000 for the three months ended September 30, 2009 compared to $18,084 for the three months ended September 30, 2010. The decrease in interest expense was a result of debt conversions on June 30, 2009 that alleviated certain interest accruals during the three months ended September 30, 2010.

Net loss

Our net loss was $141,495 for the three months ended September 30, 2010 compared to a net loss of $222,386 for the three months ended September 30, 2009. We expect to continue to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses. Our improved net loss for the three months ended September 30, 2010 was primarily a result of interest expense not incurred relative to the same period in the previous year.

Results of Operations for the Nine Months Ended September 30, 2010 and 2009:

	Nine Months Ended September 30,
	2010	2009	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$256,566	$254,957	$1,609	1%
Exploration costs	8,390	31,900	(23,510)	(74%)
Depreciation	7,189	7,839	(650)	(8%)
Officer compensation	90,000	90,000	-	-
Total operating expenses	362,145	384,696	(22,551)	(6%)

Net operating loss	(362,145)	(384,696)	(22,551)	(6%)

Other income (expense):
Interest income	23	8	15	188%
Rental revenue	22,917	22,389	528	2%
Interest expense	(52,362)	(137,658)	(85,296)	(62%)
Total other income (expense)	(29,422)	(115,261)	(85,839)	(74%)

Net loss	$(391,567)	$(499,957)	$(108,390)	(80%)

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2010 increased by $1,609 (or 1%) from $254,957 for the nine months ended September 30, 2009 to $256,566 for the nine months ended September 30, 2010. The increase is principally due to increased legal and professional fees associated with our securities offerings with the BCSC.

Exploration costs

Exploration costs for the nine months ended September 30, 2010 decreased by $23,510 (or 74%) from $31,900 for the nine months ended September 30, 2009 to $8,390 for the nine months ended September 30, 2010. The decrease is due to reductions in exploration activities at our Pisgah and Wikieup locations, however, we expect to significantly increase our exploration activities over the next 12 months.

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

The Company has no material commitments for capital expenditures other than expenditures it chooses or may choose to make, if funds are available, with respect to testing and or exploration of its mineral properties.

Depreciation

Depreciation for the nine months ended September 30, 2010 decreased by $650 (or 8%) from $7,839 for the nine months ended September 30, 2009 to $7,189 for the nine months ended September 30, 2010. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the nine months ended September 30, 2010 and 2009 was $90,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted.

Total operating expenses

Total operating expenses for the nine months ended September 30, 2010 decreased by $22,551 (or 6%) from $384,696 for the nine months ended September 30, 2009 to $362,145 for the nine months ended September 30, 2010. The decrease in total operating expenses was mainly a result of reductions in exploration activities at our Pisgah and Wikieup locations as we temporarily abridged our exploration activities.  We expect to significantly increase our exploration activities in the near term.

Other income (expense)

Interest income for the nine months ended September 30, 2010 increased by $15 (or 188%) from $8 for the nine months ended September 30, 2009 to $23 for the nine months ended September 30, 2010. Interest income relates to interest earned on cash received as a result of financing activities, of which more was on hand during the nine months ended September 30, 2010 compared to the same period in 2009.

Rental revenue for the nine months ended September 30, 2010 increased by $528 (or 2%) from $22,389 for the nine months ended September 30, 2009 to $22,917 for the nine months ended September 30, 2010. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the nine months ended September 30, 2010 compared to the same period in 2009 due to increased annual rates for mineral extraction.

Interest expense for the nine months ended September 30, 2010 decreased by $85,296 (or 62%) from $137,658 for the nine months ended September 30, 2009 compared to $52,362 for the nine months ended September 30, 2010. The decrease in interest expense was a result of debt conversions on June 30, 2009 that alleviated certain interest accruals during the nine months ended September 30, 2010.

Net loss

Our net loss was $391,567 for the nine months ended September 30, 2010 compared to a net loss of $499,957 for the nine months ended September 30, 2009. We expect to continue to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses. Our improved net loss for the nine months ended September 30, 2010 was primarily a result of interest expense and exploration costs not incurred relative to the same period in the previous year.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2010 compared to December 31, 2009.

			Increase / (Decrease)
	September 30, 2010	December 31, 2009	$	%
Current Assets	$14,197	$18,807	$(4,610)	(25%)

Current Liabilities	$1,409,373	$1,126,618	$282,755	25%

Working Capital (deficit)	$(1,395,176)	$(1,107,811)	$287,365	26%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2010 and 2009, our operating and investing activities used cash of $158,594 and $307,641, respectively, while our financing activities provided cash of $143,016 and $269,625, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Investing Activities. During the nine months ended September 30, 2010 we have raised a total of $60,000 through the sale of convertible debentures to a total of five accredited investors under a private placement offering. The terms of the private placement allow us to raise up to $1,000,000 through the sale of convertible debentures that carry a 12% interest rate, with the interest only payable quarterly. The debentures mature three years from the purchase date and are convertible into shares of common stock at $0.25 per share. In the event that the 15 day volume weighted average trading price of the Company’s common shares on the OTC Bulletin Board is at least US$0.40, the Company has the right to require the holder of the debentures to convert the debentures at the conversion price of US$0.25 per common share upon 5 days prior written notice given by the Company to the holder at any time during the term of the debentures.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock and the issuance of notes. With the expected growth of our current business we may, during our normal course of business, experience net negative cash flows from operations until some of our mining activities begin to produce revenues. Further, we may be required to obtain financing to fund operations, both during periods of growth and/or contraction, through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next twelve months.

As of September 30, 2010, our cash balance was $1,162. Our plan for satisfying our cash requirements for the next twelve months is through additional and/or debt or credit financing.  We anticipate our current cash reserves will be sufficient to support operations through November 30, 2010, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies. However, there can be no assurance that we will raise capital through any of these means.

As we maintain or expand our current operational activities, we may continue to experience net negative cash flows from operations, and unless we generate sufficient sales through our operations, will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses until we build our capital base. Our operating history makes predictions of future operating results difficult to ascertain and unreliable. In addition, since our cash position has fallen we are finding it increasingly difficult to support and expand our operations.  Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continuously develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

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

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”). In meeting this condition, Can-Cal rescinded the sale of an approximate total of 263,748 shares of common stock of the Company and returned a total of approximately $67,913 of investment funds to the Non-accredited Purchasers. Through the date of this Quarterly Report, Can-Cal has rescinded of $55,788 of these investments. The Company continues to affect the rescission of the remaining outstanding shares.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A to Form 10-K for the year ended December 31, 2009 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On October 5, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about October 4, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $5,000 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

On October 4, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about October 3, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $2,500 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

On September 2, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about September 1, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $10,000 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

On August 30, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about August 29, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $10,000 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

On August 30, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about August 29, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $10,000 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

On August 10, 2010, pursuant to a private placement exemption under Section 4(2) and Regulation S of the Securities Act of 1933, the Company sold a 12% convertible debenture (the “Debenture”) under a private placement offering to accredited investors. The Debenture is unsecured and matures three years following the date of its sale, on or about August 09, 2013 (the “Maturity Date”). Interest 12% per annum is compounded and payable quarterly. The $5,000 principal amount of the Debenture, but not the accrued interest shall be convertible in whole or in part into common stock of the Company at any time at the option of the holder at a conversion price of twenty-five cents ($0.25) per share.

In the event that the 15-day volume weighted average trading price of the Company’s common stock as quoted on the OTC Bulletin Board is at least forty cents ($0.40), the Company has the right to require the holder of the Debenture to convert the Debentures listed above at the conversion price of twenty-five cents ($0.25) per share at any time prior to the Maturity Date.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine month period ended September 30, 2010.

Item 3. Defaults Upon Senior Securities.

See Note 4 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the nine month period ending September 30, 2010.

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

Date: November 12, 2010