Form 10-K
period 2010-12-31
CAN CAL RESOURCES LTD
filed 2011-04-15
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010
or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8205 Aqua Spray Ave.
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

Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes     ☐ No

Indicate by checkmark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐ Yes     ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 35,066,203 shares of common stock, $0.001 par value, outstanding on April 14, 2011.

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

Although we believe that the expectations reflected in any of our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	the unavailability of funds for capital expenditures;
•	inability to efficiently manage our operations;
•	inability to achieve future operating results;
•	inability to raise additional financing for working capital;
•	the inability of management to effectively implement our strategies and business plans;
•	our ability to recruit and hire key employees;
•	our ability to diversify our operations;
•	actions and initiatives taken by both current and potential competitors;
•	deterioration in general or regional economic, market and political conditions;
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

In this form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly, current and special reports and other information with the SEC.  You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.can-cal.com.  You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm.  Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 8205 Aqua Spray Ave., Las Vegas, Nevada  89128.

PART I

Item 1. Business (and Information for Item 2 on Properties).

Business Development

Can-Cal Resources Ltd. (“Can-Cal” or the “Company” ) is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. d/b/a N.W. Electric Carriage Company (“NWE”), a British Columbia, Canada company (“NWE”). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

In January 1999, the company sold its wholly-owned Canadian subsidiary, Scotmar Industries, Inc., which was engaged in the business of buying and salvaging damaged trucks from insurance companies for resale of guaranteed truck part components. The subsidiary was sold for a profit and the proceeds used to acquire and explore mineral properties, as the Company determined that the subsidiary would lose money in the vehicle salvage business unless more capital was obtained at that time specifically for that business.

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

In 2005, we sold $11,500 of volcanic cinder materials arising from the Pisgah, California property to industrial users. As of June 1, 2005, we have discontinued sales of volcanic cinder materials.

Can-Cal is currently an exploration stage company. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, if we are successful in locating commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

To the extent that financing is available, we intend to explore, develop, and, if producible and warranted, bring into production precious metals properties for either on our own account or in conjunction with joint venture partners (in those instances where we acquire less than a 100% interest in a property). However, either due to a combination of a lack of available financing, the number of properties which merit development, and/or the scope of the exploration and development work of a particular property being beyond the Company’s financial and administrative capabilities, the Company may contract out one or more of its properties to other mining companies.

Executive offices are located at 8205 Aqua Spray Ave, Las Vegas, Nevada 89128 (tel. 702.243.1849; fax 702.243.1869).

Item 1A. Risk Factors.

In the course of conducting our business operations, we are exposed to a variety of risks that are inherent to our industry specifically, and to early stage companies and for investments in securities, generally. The following discusses some of the key inherent risk factors that could affect our business and operations, as well as other risk factors which are particularly relevant to us in the current period of significant economic and market disruption. Other factors besides those discussed below or elsewhere in this report also could adversely affect our business and operations, and these risk factors should not be considered a complete list of potential risks that may affect us.

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2010, the company recorded a net loss of $572,855 and had an accumulated deficit of $10,255,583 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

We lack material operating cash flow and rely on external funding sources. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce, curtail or cease our operations.  Furthermore the, planned exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

-	Bank or other debt financing,
-	Equity financing, or
-	Other means.

As a mineral exploration company, our ability to commence production and generate profits is dependent on our ability to discover viable and economic mineral reserves. Our ability to discover such reserves are subject to numerous factors, many of which are beyond our control and are not predictable.

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

The audit report on the financial statements at December 31, 2010 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

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

Attaining these objectives will require capital, which the Company will have to obtain principally by selling stock or other equity in the company. However, we have currently have no definitive arrangements in place to raise the necessary capital to continue operations for any extended period of time, and have generally relied upon relatively small, and intermittent infusions to sustain operations.

As an exploration company, we are subject to the risks of the minerals business.

The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Most exploration programs do not result in the discovery of mineralization that leads to commercially viable mining activities, and most exploration programs never recover the funds invested in them. Furthermore, even with promising reserve reports and feasibility studies, profits cannot be assured.

The British Columbia Securities Commission has required us to obtain a report by an independent consultant qualified under the standards of the BCSC.

The British Columbia Securities Commission (“BCSC”) has required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company is under order to supply such verification by a “qualified” third party consultant, and its stock may not trade in British Columbia until such verification is accepted by the BCSC. The BCSC has also requested documentation regarding all subscribers to the Company stock who are residents in British Columbia. The Company has retained such a “qualified” third party consultant who is in the process of preparing and filing the necessary reports with the BCSC and have provided documentation regarding substantially all subscribers, and continues to attempt to locate the remaining subscribers.  If the BCSC continues with additional investigatory proceedings, it will require the Company to expend additional funds on legal and accounting fees, which will have a negative impact on our resources available for exploration and general operating activities.

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

Future reserve estimates.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. Even if and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to any calculation of reserves or resources. Until reserves or resources are actually mined and processed, the quantity of reserves or resources must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

Risks Related to Our Securities

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

On August 28, 2006, Can-Cal acquired an additional 1,800 acres from the Rose Trust in exchange for 1,000,000 restricted shares of its common stock. This increased the Company’s property holding on its Wikieup, Arizona property to 3,700 acres or approximately six square miles of 185 lode claims. The area is accessed by gravel road just off highway 93 approximately eight miles from the town of Wikieup, Arizona.

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

In the United States, unpatented claims are “located” or “staked” by individuals or companies on federal public land. Each placer claim covers 160 acres and each lode claim covers 20 acres. The Company is obligated to pay a maintenance fee of $140 per claim per year to the BLM and file an Affidavit of Assessment Work with the County showing labor and improvements of at least $100 for each claim yearly.

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

The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington’s operations can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

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

Pisgah Property - Debt Transactions

At December 31, 2009, we owed a second private lender (First Colony Merchant) a total of $760,291 including accrued interest, on three notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. In addition, in fiscal year 2000, as further consideration, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee. As of the filing date of this Annual Report, the Company is in default of principal and interest payments totaling $760,291.

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
1
2
3
4
5
6
7
8
9
10
11
12
13
14
15
16
17
18
19
20
21
22
23
24
25
26
27
28
29
30
31
32
33
34
35
36
Hector Road
Pisgah Project Area

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP

Scale: 1:60,000	Date: May 10/08	Figure 3
Lat. 34° 44' 45"N/Long. 116° 22' 29"W	Drawn By: DJB	

DUNCAN BAIN CONSULTING LTD.

Scale

1.0 km 0 1.0 2.0 km

0.5 miles 0 0.5 1.0 miles

Pisgah Project
Topography Map

OWL CANYON - S & S JOINT VENTURE

In 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon (the “S&S Joint Venture.”) The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five-acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The Company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of G. Michael Hogan, a director of the company, and Ms. Robin Schwarz.

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
Can-Cal Resources
Wikieup Project
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
P Cgn Precambrian gneiss, brown
P Csc Precambrian schist
P Cgr Precambrian granite
Tki Triassic / Cretaceous granite, diorite, rhyolite and andesite sills, dykes and plugs
Qts Quaternary sediments
Can-Cal Resources
Wikieup Project
pCgn
pCgr
QTs
TKg
Tvs
QTb
VALLEY
MOUNTAINS
Wash
Cane Springs

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

OTHER FINANCING TRANSACTIONS

During the year ended December 31, 2010, the Company sold 2,926,600 units each consisting of one share and one warrant to purchase one share of the Company’s restricted common stock. The units were sold to various accredited Canadian investors for a total of $340,825 The warrants are exercisable at a price of $0.15 per share and expire approximately two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

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

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”). In meeting this condition, Can-Cal rescinded the sale of an approximate total of 263,748 shares of common stock of the Company and returned a total of approximately $67,913 of investment funds to the Non-accredited Purchasers. Through the date of this Annual Report, Can-Cal has rescinded of $55,788 of these investments. The Company continues to affect the rescission of the remaining outstanding shares.

Item 4. Removed and Reserved.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol CCRE. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the calendar years 2010 and 2009.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2010		2009
	High	Low	High	Low
1st Quarter	$0.14	$0.04	$0.013	$0.001
2nd Quarter	$0.13	$0.07	$0.035	$0.007
3rd Quarter	$0.09	$0.04	$0.019	$0.006
4th Quarter	$0.12	$0.05	$0.270	$0.007

(b) Holders of Common Stock

As of March 31, 2011, there were approximately 564 holders of record of our Common Stock and 33,877,869 shares outstanding.

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

Recent Sales of Unregistered Securities

On December 31, 2010, Can-Cal and certain debenture holders of the Company agreed to exchange $128,800 in convertible debentures for Units a 2011 Private Placement, at a rate of US$0.06 per Unit (the “Debenture Exchange”).  Under the 2011 Private Placement issued pursuant to exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, Can-Cal completed the sale of 2,146,666 units of securities (each, a “Unit”) of the Company, which were issued on January 5, 2011, (the “2011 Private Placement”), at a price of US$0.06 per Unit.  Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase warrant (“Warrant”).  Finders acting in connection with the private placement are entitled to receive aggregate fees of $2,790 and 46,500 Common Shares.  The cancelled debentures exchanged in this Debenture Exchanged had provided 12% interest per annum and were convertible into common stock of Can-Cal, at the holder’s option, at US$0.25 per share (the “Debentures”).

On February 23, 2011, Can-Cal completed the sale of a second tranche of the 2011 Private Placement, including 1,020,000 Units of the Company at a price of US$0.06 per Unit, under the terms detailed, above.  The Company received total aggregate gross proceeds of US$61,200.00 in the February 2011 sale.  Finders acting in connection with the private placement are entitled to receive aggregate fees of $510 and 8,500 Common Shares.

The Company plans to use the proceeds of the sale for: ( i) the completion of its work-up of two extraction processes to determine which process, if either, will be used in the Company’s efforts to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Company’s Pisgah, California site and Wikieup, Arizona site; (ii) conducting a drill program to potentially prove up potential tonnages and subsequently any precious metals and/or other base metals on the Wikieup, Arizona property; (iii) the undertaking of a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California site; (iv) the potential engagement of a qualified and comprehensive US and Canadian investor relations and shareholder communications group, and; (v) strategic working capital reserve.

Prior to the Debenture Exchange, the Company, pursuant to Regulation S, issued several tranches of securities, all of which were exchanged in the Debenture Exchange for securities in the January 2011 Unit Offering at $0.06 per Unit.  The Debentures, totaling $128,800.00 in principal investments previously issued and exchanged for the Units are as follows:

•	December 31, 2010, $15,800 in Debentures
•	December 16, 2010, $45,500 in Debentures
•	October 6, 2010, a $5,000 in Debentures
•	October 5, 2010, a $2,500 Debenture
•	September 2, 2010, a $10,000 Debenture
•	August 30, 2010, $20,000 in Debentures
•	August 10, 2010, a $5,000 Debenture
•	June 10, 2010, a $25,000 Debenture

On February 19, 2010, pursuant to a private placement exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, completed the final tranche of is US$350,000 non-brokered private placement, which was oversubscribed.  The final tranche consisted of 1,144,000 units ("Units") at a price of US$0.125 per Unit for gross proceeds of US$143,000. Each Unit consists of one common share and one warrant to purchase one share of common stock of the Company ("Warrant"). Each Warrant is exercisable into one Common Share at US$0.15 per share until March 31, 2011.  Including this tranche, the total gross proceeds that the Company received from the private placement, which commenced in May 2009 and ended February 19, 2010, was $370,825 in exchange for which the Company issued of a total of 2,966,600 shares of common stock and an equal number of Warrants.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2010.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 and 2009 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At December 31, 2010, we had approximately $17,000 cash available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during 2010 for (i) completion of work-up of 2 potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (v) strategic working capital reserve and (vi) to finance our operations.  We expect that any additional funds received from financing activities that may occur in 2011 will be similarly deployed.

In addition to our historic exploration activities, we are currently analyzing potential, alternative revenue producing opportunities at our properties.  The nature of such opportunities, if available, would provide relatively short term revenue.  At Pisgah, for example, we are evaluating surface material that may have commercial use in connection with environmentally favorable agricultural products.  We are currently in discussions with a potential partner for the production of these materials.

Results of Operations for the Years Ended December 31, 2010 and 2009:

	Years Ended December 31,		Increase /
	2010	2009	(Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$315,102	$310,390	$4,712	2%
Exploration costs	12,981	44,044	(31,063)	(71%)
Depreciation	9,381	10,396	(1,015)	(10%)
Officer salary	120,000	110,000	10,000	9%
Impairment of operating assets	-	1,248	(1,248)	(100%)
Total operating expenses	457,464	476,078	(18,614)	(4%)

Net operating loss	(457,464)	(476,078)	(18,614)	(4%)

Other income (expense):
Other income	3,598	-	3,598	100%
Interest income	23	8	15	188%
Rental revenue	29,791	31,900	(2,109)	(7%)
Interest expense	(148,803)	(151,384)	(2,581)	(2%)
Total other income (expense)	(115,391)	(119,476)	(4,085)	(3%)

Net loss	$(572,855)	$(595,554)	$(22,699)	(4%)

Revenues:

We are an exploration stage company and had no revenue to recognize in the years ended December 31, 2010 and 2009.  As such, there were no comparative revenues or cost of revenues.

General and Administrative:

General and administrative expenses were $315,102 for the year ended December 31, 2010 compared to $310,390 for the year ended December 31, 2009, an increase of $4,712 or approximately 2%. The increase in general and administrative expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 was due to increased rates related to professional services provided during 2010.

Exploration Costs:

For the year ended December 31, 2010, exploration costs were $12,981 compared to $44,044 for the year ended December 31, 2009, a decrease of $31,063, or 71%.  The decrease in exploration costs for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to reductions in exploration activities at our Pisgah and Wikieup locations, however, we expect to significantly increase our exploration activities over the next twelve months.

Depreciation:

For the year ended December 31, 2010, depreciation expense was $9,381 compared to $10,396 for the year ended December 31, 2009, a decrease of $1,015, or 10%.  The decrease in depreciation expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to diminishing depreciation expense as assets have become fully depreciated and have not been replaced.

Officer Salary:

For the year ended December 31, 2010, officer salary expense was $120,000 compared to $110,000 for the year ended December 31, 2009, an increase of $10,000, or 9%.  The increase in officer salary expense for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to a one month gap in compensation in 2009 as we transitioned to a new CEO. All salaries payable in 2010 were accrued, but not paid, and remain an obligation of the Company.

Impairment of Operating Assets:

Impairment of operating assets for the year ended December 31, 2010 was $-0- compared to $1,248 for the year ended December 31, 2009, a decrease of $1,248, due to a one time impairment of an asset in 2009.

Net Operating Loss:

Net operating loss for the year ended December 31, 2010 was $457,464, or ($0.02) per share, compared to a net operating loss of $476,078 for the year ended December 31, 2009, or ($0.02) per share, a decrease of $18,614 or 4%.  Net operating loss decreased primarily due to reductions in exploration activities in 2010 compared to 2009.

Other Income:

Other income was $3,598 for the year ended December 31, 2010 compared to $-0- for the year ended December 31, 2009.  Other income was comprised entirely of debt forgiveness related to the conversion of previously issued convertible debentures settled through the issuance of equity outside of the terms of the convertible debentures.  The note holders agreed to forgive all unpaid interest as part of the conversions.

Interest Income:

Interest income was $23 for the year ended December 31, 2010 compared to $8 for the year ended December 31, 2009, an increase of $15, or 188%.  The increase in interest income for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to greater cash held in interest bearing savings accounts throughout 2010, compared to 2009.

Rental Revenue:

Rental revenue was $29,791 for the year ended December 31, 2010 compared to $31,900 for the year ended December 31, 2009, a decrease of $2,109, or 7%.  The decrease in rental revenue for the year ended December 31, 2010 compared to the year ended December 31, 2009 is due to slightly less revenues received from special leasing projects in 2010 compared to 2009.  Such revenues include, but are not limited to, sub-leasing land for video shoots and television commercials.

Interest Expense:

Interest expense was $148,803 for the year ended December 31, 2010 compared to $151,384 for the year ended December 31, 2009, a decrease of $2,581, or 2%, which included $74,403 and $78,961 of interest expense related to debt conversions pursuant to the issuance of warrants and related estimated valuations in from Black-Scholes calculations, during the years ended December 31, 2010 and 2009, respectively.

Net Loss:

The net loss for the year ended December 31, 2010 was $572,855 compared to a net loss of $595,554 for the year ended December 31, 2009, a decreased net loss of $22,699, or 4%.  Net loss decreased primarily due to reductions in exploration activities in 2010 compared to 2009.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2010 compared to December 31, 2009.

	December 31, 2010	December 31, 2009
Total Assets	$74,115	$65,907

Accumulated (Deficit)	$(10,255,583)	$(9,682,728)

Stockholders’ Equity (Deficit)	$(1,385,448)	$(1,060,711)

Working Capital (Deficit)	$(1,423,934)	$(1,107,811)

At December 31, 2010, we had total assets of $74,115, consisting principally of cash, prepaid expenses and property and equipment.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2010 and for the future periods identified.  The exploration of our properties, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Repayment of debt (1)	$888,273	$888,273	$ --	$ --	$ --

Total Contractual Cash Obligations	$888,273	$888,273	$ --	$ --	$ --

(1) Includes total principal amounts of $417,741 and interest of $470,532.

Critical Accounting Policies and Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires us to make estimates and judgments that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  On an on-going basis, we evaluate our estimates and judgments, including those related to revenue recognition, allowance for sales returns and doubtful accounts, inventory valuation, business combination purchase price allocations, our review for impairment of long-lived assets, intangible assets and goodwill, income taxes and stock-based compensation expense.  Actual results may differ from these judgments and estimates, and they may be adjusted as more information becomes available. Any adjustment may be significant.

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2010 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Can-Cal Resources Ltd.

We have audited the accompanying balance sheets of Can-Cal Resources Ltd. as of December 31, 2010 and 2009, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2010, and the period from inception (March 22, 1995) to December 31, 2010. Can-Cal Resources Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, and the period from inception (March 22, 1995) to December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statement, the Company suffered net losses from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ L. L. Bradford & Company, LLC
Las Vegas, Nevada
April 15, 2011

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2010	2009
ASSETS

Current assets:
Cash	$17,202	$17,507
Other current assets	18,427	1,300
Total current assets	35,629	18,807

Property and equipment (net of accumulated
depreciation of $27,454 and $146,743, respectively)	38,486	47,100

Total assets	$74,115	$65,907

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$98,795	$55,598
Accounts payable, related parties	60,000	-
Accrued interest	470,532	417,008
Accrued salaries	403,328	282,004
Notes payable, including related party amounts of $57,191
and $-0- at December 31, 2010 and 2009, respectively	417,741	360,550
Unearned rental revenues	9,167	11,458
Total current liabilities	1,459,563	1,126,618

Total liabilities	1,459,563	1,126,618

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 30,711,203 and 30,698,196 shares issued and
outstanding as of December 31, 2010 and 2009, respectively	30,711	30,698
Subscription receivable, -0- and 200,000 shares at
December 31, 2010 and 2009, respectively	-	(25,000)
Subscriptions payable, 2,193,166 and -0- shares at
December 31, 2010 and 2009, respectively	131,590	-
Rescission liability receivable	-	(12,125)
Additional paid-in capital	8,707,834	8,628,444
(Deficit) accumulated during exploration stage	(10,255,583)	(9,682,728)
Total stockholders' (deficit)	(1,385,448)	(1,060,711)

Total liabilities and stockholders' (deficit)	$74,115	$65,907

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			March 22, 1995
	For the year ended		(inception) to
	December 31,		December 31,
	2010	2009	2010

Material sales	$-	$-	$245,500
Cost of sales	-	-	263,400

Gross loss	-	-	(17,900)

Operating expenses:
General and administrative	315,102	310,390	6,698,728
Exploration costs	12,981	44,044	549,350
Depreciation	9,381	10,396	250,554
Officer salary	120,000	110,000	961,176
Impairment of operating assets	-	1,248	443,772
Total operating expenses	457,464	476,078	8,903,580

Net operating loss	(457,464)	(476,078)	(8,921,480)

Other income (expense):
Other income	3,598	-	50,798
Interest income	23	8	52,945
Rental revenue	29,791	31,900	355,908
Gain on sale of fixed assets	-	-	26,801
Interest expense	(148,803)	(151,384)	(1,346,955)
Total other income (expense)	(115,391)	(119,476)	(860,503)

Loss before provision for income taxes	(572,855)	(595,554)	(9,781,983)

Provision for income taxes	-	-	-

Net loss from continuing operations	(572,855)	(595,554)	(9,781,983)

Income from discontinued operations
Income from discontinued operations	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	(590,000)

Net (loss)	$(572,855)	$(595,554)	$(10,255,583)

Weighted average number of common shares
outstanding - basic and fully diluted	30,733,602	27,365,972

Net (loss) per share - basic and fully diluted	$(0.02)	$(0.02)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									(Deficit)
							Foreign		accumulated
	Common stock				Rescission		currency	Additional	during	Total
	Number of		Subscription	Subscription	liability	Unamortized	translation	paid-in	exploration	stockholders'
	shares	Amount	receivable	payable	receivable	equity grants	adjustment	capital	stage	equity (deficit)
Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-	-
Net loss									(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	-	497,900	497,900
Net loss									(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	-	1,051,400	-	1,054,400
Net loss									(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	-	8,500	-	-	8,500
Net loss									(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	-	116,400	116,400
Net loss									(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	-	948,400	-	949,600
Net loss									(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	-	81,500	-	82,300
Net loss									(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note
payable, related party in the amount of
$119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	(16,700)	-	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	(13,500)	-	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	-	8,200	8,200	-	-	-	24,600
Net loss									(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	-	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note
payable, related party common shares issued for
repayment of note payable, related party in the
amount of $78,300, including accrued interest of $43,300	364,305	400	-	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	-	15,000	15,000	-	-	-	45,000
Net loss									(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	-	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts
payable and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note
payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note
payable, related party in the amount of $82,700	330,747	300	-	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	-	7,000	7,000	-	-	-	21,000
Net loss									(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	-	69,500	-	69,800
Net loss									(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	-	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	-	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	-	-	-	-	-	40,000	-	40,000
Net loss									(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	-	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	-	147,419	-	147,419
Net loss									(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	-	8,091	-	8,124
Net loss									(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related
parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable	-	-	-	-	(12,125)	-	-	-	-	(12,125)
Net loss								-	(595,554)	(595,554)

Balance, December 31, 2009	30,698,196	30,698	(25,000)	-	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable	-	-	-	-	12,125	-	-	-	-	12,125
Common shares awarded for debt conversion, 2,146,666 shares	-	-	-	128,800	-	-	-	-	-	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	-	-	-	-	-	-	-	74,403	-	74,403
Common shares awarded for commissions, 46,500 shares	-	-	-	2,790	-	-	-	-	-	2,790
Common shares cancelled	(26,993)	(27)	-	-	-	-	-	27	-	-
Net loss									(572,855)	(572,855)

Balance, December 31, 2010	30,711,203	$30,711	$-	$131,590	$-	$-	$-	$8,707,834	$(10,255,583)	$(1,385,448)

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			March 22, 1995
	For the year ended		(inception) to
	December 31,		December 31,
	2010	2009	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(572,855)	$(595,554)	$(10,255,583)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	9,381	10,396	267,554
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation granted for services	2,790	15,460	551,064
Stock based compensation granted for financing and interest	74,403	78,961	676,564
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	3,143	445,667
Decrease (increase) in assets:
Other current assets	(17,127)	(1,200)	(111,022)
Increase (decrease) in liabilities:
Accounts payable	43,197	(45,670)	30,883
Accounts payable, related parties	60,000	-	60,000
Accrued interest	53,524	69,983	499,625
Accrued salaries	121,324	70,315	403,328
Unearned revenues	(2,291)	-	9,167
Net cash used in operating activities	(227,654)	(394,166)	(6,540,554)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Puchase of property and equipment	(767)	-	(769,411)
Proceeds from sale of property and equipment	-	-	26,100
Net cash used in investing activities	(767)	-	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	128,800	-	128,800
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	62,191	31,800	907,791
Principal payments on notes payable, related parties	(5,000)	(6,800)	(379,050)
Proceeds from the issuance of common stock	42,125	340,825	7,149,326
Net cash provided by financing activities	228,116	365,825	8,065,367

Net increase (decrease) in cash	(305)	(28,341)	17,202
Cash, beginning of period	17,507	45,848	-
Cash, end of period	$17,202	$17,507	$17,202

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for debt conversion	$128,800	$398,594
Shares and warrants issued for financing	$-	$78,961
Recission liability	$-	$67,912

The accompanying notes are an integral part of the financial statements.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on gold exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in four mineral properties in the southwestern United States (California and Arizona, as follows: Wikieup, Arizona; Cerbat, Arizona; Owl Canyon, California; and Pisgah, California).

Summary of Significant Accounting Policies

Basis of Presentation
These financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States. The Company’s fiscal year-end is December 31.

The Company’s functional and reporting currency is the United States dollar (USD). Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 820, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in the Canadian dollar (CDN). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,255,583 and used net cash in operations of $6,540,554 for the period from inception (March 22, 1995) through December 31, 2010. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents
Cash equivalents include money market accounts which have maturities of three months or less. For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. Cash equivalents are stated at cost plus accrued interest, which approximates market value.

Long-Lived Assets
Fixed assets are recorded at the lower of cost or estimated net recoverable amount, and is depreciated using the straight-line method over the estimated useful life of the related asset as follows:

Machinery and equipment	7-15 years
Transportation equipment	5 years
Furniture and fixtures	7 years

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Maintenance and repairs will be charged to expense as incurred. Significant renewals and betterments will be capitalized. At the time of retirement or other disposition of equipment, the cost and accumulated depreciation will be removed from the accounts and the resulting gain or loss, if any, will be reflected in operations.

The Company will assess the recoverability of equipment by determining whether the depreciation and amortization of these assets over their remaining life can be recovered through projected undiscounted future cash flows. The amount of equipment impairment, if any, will be measured based on fair value and is charged to operations in the period in which such impairment is determined by management.

Fair Value of Financial Instruments
Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss Per Share
The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2010, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation
The Company has adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $77,193 and $94,421 for the years ended December 31, 2010 and 2009, respectively, based on the fair value of the common stock at the grant date.

Income Taxes
The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not.

Uncertain Tax Positions
In accordance with ASC 740, “Income Taxes” (“ASC 740”), the Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be capable of withstanding examination by the taxing authorities based on the technical merits of the position. These standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. These standards also provide guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

Various taxing authorities periodically audit the Company’s income tax returns. These audits include questions regarding the Company’s tax filing positions, including the timing and amount of deductions and the allocation of income to various tax jurisdictions. In evaluating the exposures connected with these various tax filing positions, including state and local taxes, the Company records allowances for probable exposures. A number of years may elapse before a particular matter, for which an allowance has been established, is audited and fully resolved. The Company has not yet undergone an examination by any taxing authorities.

The assessment of the Company’s tax position relies on the judgment of management to estimate the exposures associated with the Company’s various filing positions.

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Recent Accounting Pronouncements
In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of supplementary pro forma information for business combinations.” This update changes the disclosure of pro forma information for business combinations. These changes clarify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Also, the existing supplemental pro forma disclosures were expanded to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. These changes become effective for the Company beginning January 1, 2011. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

In December 2010, the FASB issued ASU 2010-28, “Intangible –Goodwill and Other (Topic 350): When to perform Step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.” This update requires an entity to perform all steps in the test for a reporting unit whose carrying value is zero or negative if it is more likely than not (more than 50%) that a goodwill impairment exists based on qualitative factors, resulting in the elimination of an entity’s ability to assert that such a reporting unit’s goodwill is not impaired and additional testing is not necessary despite the existence of qualitative factors that indicate otherwise. These changes become effective for the Company beginning January 1, 2011. The adoption of this ASU did not have a material impact on our financial statements.

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

In April 2010, the FASB issued ASU 2010-13, "Compensation—Stock Compensation (Topic 718) - Effect of Denominating the Exercise Price of a Share-Based Payment Award in the Currency of the Market in Which the Underlying Equity Security Trades (A consensus of the FASB Emerging Issues Task Force)" (“ASU 2010-13”). ASU 2010-13 clarifies that a share-based payment award with an exercise price denominated in the currency of a market in which a substantial portion of the entity’s equity securities trades should not be considered to contain a condition that is not a market, performance, or service condition. Therefore, such an award should not be classified as a liability if it otherwise qualifies as equity. This clarification of existing practice is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2010, with early application permitted. The Company’s adoption of this update did not have an impact on the Company’s financial condition or results of operations.

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has incurred a net loss of $572,855 for the year ended December 31, 2010 and had a working capital deficit of $1,423,934 at December 31, 2010. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

During the year ended December 31, 2010, we received a total of $28,191 in exchange for an unsecured note payable to our CEO, G. Michael Hogan, due on demand, bearing interest at 8.00%.

On November 12, 2010, we received a short term loan of $9,000 in exchange for a non-interest bearing, unsecured note payable to an employee, due on demand. On December 30, 2010 the Company repaid $5,000, and the remaining $4,000 was subsequently repaid in February of 2011.

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

We owed $282,004 and $282,004 of accrued salaries as of December 31, 2010 and 2009, respectively, to our former CEO, respectively. In addition, we owed $120,000 of accrued salaries to our current CEO as of December 31, 2010.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of December 31, 2010. As of December 31, 2010 we owed Futureworth Capital Corp. $60,000, as included in accounts payable, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

Note 4 – Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. As of December 31, 2010 and 2009, the Company recorded a write down in the amount of $-0- and $1,248, respectively. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2010	2009

Machinery and equipment	$33,386	$140,023
Transportation equipment	31,787	39,084
Furniture and fixtures	767	14,736
	65,940	193,843
Less accumulated depreciation	(27,454)	(146,743)
	$38,486	$47,100

Depreciation expense totaled $9,381 and $10,396 for the years ended December 31, 2010 and 2009, respectively.

During 2010, we disposed of a total of $128,671 of fully depreciated property and equipment that was no longer in service. No proceeds were received from the disposals. The disposals by classification of property and equipment are as follows:

December 31,
2010

Machinery and equipment	$106,638
Transportation equipment	7,298
Furniture and fixtures	14,735
$128,671

Note 6 – Notes Payable

Notes payable consisted of the following as of December 31, 2010 and 2009, respectively:

	December 31,	December 31,
	2010	2009

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $424,000 and $388,000 of principal, respectively).	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default.	35,436	35,436

Note payable, unsecured, non-interest bearing note to an employee due on demand, related party.	4,000	-

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	25,000	-

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	28,191	-

Total notes payable	417,741	360,550

Less: current portion	417,741	360,550

Notes payable, less current portion	$-	$-

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Future maturities of long-term debt are as follows as of December 31, 2010:

2011	$417,741
2012	-
2013	-
2014	-
Thereafter	-
$417,741

Interest expense totaled $148,803 and $151,384 for the years ended December 31, 2010 and 2009, respectively.

The Company is in default of its semi-annual interest payment of $24,000 for 2002 through 2010 (a total of $436,000) and the principal on a note payable of $300,000.

Note 7 – Unearned Rental Revenues

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2010 and 2009, we had unearned revenue from this agreement totaling $9,167 and $11,458, respectively.

Note 8 – Commitments and Contingencies

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
NOTES TO FINANCIAL STATEMENTS

Note 9 – Changes in Securities

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

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

On December 31, 2010, the Company cancelled 26,993 previously granted shares to related parties.

On December 31, 2010, the Company converted $128,800 of previously issued convertible debentures to a total of nine investors in exchange for a total of 2,146,666 shares, at $0.06 per share, and a total of 2,146,666 warrants exercisable at $0.08 per share over a two year term, that were not issued until January 5, 2011. The shares were presented as a subscription payable of $128,800 at December 31, 2010. A total of $3,598 of accrued interest was forgiven by the note holders, as presented in other income. The total estimated value of the warrants granted as an inducement for conversion using the Black-Scholes Pricing Model, based on a volatility rate of 179% and a call option value of $0.0347, was $74,403, as presented in the income statement as interest expense.

Finders acting in connection with the conversion are entitled to receive aggregate fees of $2,790 and 46,500 shares of common stock. The fair market value of the common stock payable based on the closing stock price at the grant date was $2,790.

Note 10 – Options and Warrants

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

In accordance with ASC 505, “Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. The following is a summary of information about the stock options outstanding at December 31, 2010.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.16 – $0.20	1,000,000	1.59 years	$0.18	1,000,000	$0.18

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31
	2010	2009

Average risk-free interest rates	1.02%	4.97%
Average expected life (in years)	1.0	7.5
Volatility	179%	86%

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

There were no options issued during the years ended December 31, 2010 and 2009, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	1,150,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	150,000	0.20
Balance, December 31, 2009	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2010	1,000,000	$0.18

Warrants

On January 22, 2010, the Company granted 40,000 stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with financing activities relating to stock sold on January 22, 2010. These warrants were exercisable upon issuance and expire on March 31, 2011.

On December 31, 2010, the Company granted 2,146,666 stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the conversion of $128,800 of previously issued convertible debentures on December 31, 2010 to a total of nine investors in exchange for a total of 2,146,666 shares. These warrants were exercisable upon issuance and expire on December 31, 2012.

A total of 2,129,812 warrants expired during the year ended December 31, 2010.

The following table summarizes the Company’s warrant activities:

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the common stock warrants outstanding at December 31, 2010:

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.15	9,588,162	0.79 years	$0.13	9,588,162	$0.13

The following is a summary of the common stock warrant activity as of December 31, 2010.

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2009	525,295	$0.50
Granted	9,304,096	0.15
Cancelled	(492,795)	0.61
Exercised	-	-
Expired	-	0.20
Balance, December 31, 2009	9,336,596	0.15
Granted	2,186,666	0.085
Cancelled	-	-
Exercised	-	-
Expired	(1,935,100)	0.17
Balance, September 30, 2010	9,588,162	$0.13

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2010, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $8,266,900 and $7,817,000 of federal net operating losses at December 31, 2010 and 2009, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax asset:
Net operating loss carry forwards	$2,893,415	$2,536,476
Stock-based compensation	-	5,411
Asset impairment	-	1,100
Total deferred tax assets:	2,893,415	2,542,987
Less: Valuation allowance	(2,893,415)	(2,542,987)
Net deferred tax assets	$-	$-

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2010 and 2009.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2010	2009

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

On January 4, 2011, the Company issued 680,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $40,800. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On January 4, 2011, the Company issued 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On January 5, 2011, the Company issued 2,146,666 shares for the subscription payable pursuant to the $128,800 of previously converted debentures.

On January 26, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On January 26, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On February 25, 2011, the Company issued 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 16, 2011, the Company issued 100,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 16, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 16, 2011, the Company issued 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 16, 2011, the Company issued 343,334 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $20,600. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On April 1, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On April 1, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share.

On April 1, 2011, the Company issued 150,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $9,000. The warrants are exercisable over two years at an exercise price of $0.08 per share.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2010.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended December 31, 2010, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

Management identified the following material weaknesses in internal control over financial reporting:

1. The Company has limited segregation of duties, which is not consistent with good internal control procedures.

2. The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future.  This lack of a written internal control procedurals manual does not meet the requirements of the SEC or good internal controls.

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

Name	Age	Position and Tenure

G. Michael Hogan	72	President and Chief Executive Officer since November 17, 2009, and a Director.

William J. Hogan	61	Secretary and a Director since July 31, 2009

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

DIRECTOR COMPENSATION

We currently have two directors.  Our chairman of the board of directors, William J. Hogan, currently receives annual compensation in the amount of $60,000 to be paid in a combination of cash and restricted shares of the Company’s common stock.  The board can approve to award the compensation in a combination of cash or common stock as agreed upon to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month.  In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings.  In the future, the Board of Directors may issue non- qualified options to non-executive directors.  The terms of such options to be granted have not yet been established.

Our other director, Mr. G. Michael Hogan, who also acts as CEO and President, receives compensation for acting as CEO in the amount of $120,000 annually.  The board can approve to award the compensation in a combination of cash or common stock as agreed upon to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month.

William J. Hogan’s and G. Michael Hogan’s salaries for 2010 were accrued, but not paid.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2010 through December 31, 2010 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to Ronald D. Sloan, President/Chairman, 2500 Vista Mar Drive, Las Vegas, Nevada 89128.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2010 and 2009 for our chief executive officer’s and directors, who we refer to throughout this report as former executive officer. We did not have any other executive officers whose total compensation exceeded $100,000 during the years ended December 31, 2010 and 2009.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)		Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
G Michael Hogan	2010	$120,000	(1)	$--	$--	$--	$120,000
President, CEO, Director	2009	$--		$--	$--	$--	$--

William J. Hogan	2010	$60,000	(1)	$--	$--	$--	$60,000
Secretary, Chairman	2009	$--		$--	$--	$--	$--

Ronald D. Sloan	2010	$--		$--	$--	$--	$--
Former President, CEO	2009	$110,000	(2)	$--	$--	$--	$110,000

(1)	Accrued but not paid.

(2)	Former Chief Executive Officer/President. From April 2006 to present accrued at the rate of $10,000 per month. As of December 31, 2009, Mr. Sloan was owed $211,689. Mr. Sloan resigned in 2009.

Grants of Plan-Based Awards in Fiscal 2010

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2010.

Outstanding Equity Awards at 2010 Fiscal Year-End

The following table lists the outstanding equity incentive awards held by our named executive officer as of December 31, 2010.

	Option Awards
	Number of Securities Underlying Unexercised Options Exercisable	Number of Securities Underlying Unexercised Options Un-exercisable	Option Exercise Price	Option Expiration Date

Ronald D. Sloan	500,000	-	$1.00	12/31/11

Option Exercises for 2010

There were no options issued or exercised by our former executive officer in fiscal 2010.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2010 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 30,711,203 shares of common stock outstanding as of December 31, 2010.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2010 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Percent of Outstanding Shares of Common Stock(2)
G. Michael Hogan, Chief Executive Officer, President and Director (3)	2,513,635	(4)	8.2%

William J. Hogan, Director(3)	1,020,656	(5)	3.3%

Ronald D. Sloan, former Chief Executive Officer, President and Director (3)	1,760,785	(6)	5.7%

Directors, Officers and Beneficial Owners as a Group	5,295,076		17.2%

(1)
As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).

(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 2500 Vista Mar Drive, Las Vegas, Nevada 89128.
(4)	Excludes warrants to purchase an additional 2,439,920 shares.
(5)	Excludes warrants to purchase an additional 1,381,312 shares.
(6)	Excludes options to purchase an additional 500,000 shares, and warrants to purchase an additional 348,320 shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2010 regarding outstanding options granted under the plans, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(c)
Equity compensation plans approved by stockholders	900,000	$0.20	600,000

2003 Qualified ISOP (1,500,000 shares)	--	--	1,500,000

Equity compensation plans not approved by stockholders	--	--	--

Total	900,000	$0.20	2,100,000

Total shares underlying unexercised options (both plans) cannot exceed 10% of the Company’s total issued and outstanding shares of common stock, calculated on a pro forma basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Can-Cal was not a party to any transactions or series of similar transactions that have occurred during fiscal 2010 in which:

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

(7) L.L. Bradford & Company was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2010 and 2009. L.L. Bradford & Company billed us as follows for the years ended December 31, 2010 and 2009, respectively:

	For the Fiscal Years Ended December 31,
	2010	2009

Audit Fees (a)	$24,000	$23,500
Audit-Related Fees (b)	-0-	-0-
Tax Fees (c)	-0-	-0-
All Other Fees (d)	750	755
Total fees paid or accrued to our principal accountants	$24,750	$24,255

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)
For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2010, and 2009, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2010 and 2009, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of G. Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pigsah, Wikeiup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
99.2	Press Release dated April 28, 2009		8-K			04/29/09
99.3	Press Release dated May 28, 2009		8-K			06/03/09
99.4	Press Release dated July 31, 2009		8-K			08/11/09
99.5	Press Release dated November 13, 2009		8-K			11/17/09
99.6	Press Release dated November 17, 2009		8-K			11/17/09
99.7	Press Release dated February 19, 2010		8-K			02/25/10
99.8	Press Release dated January 4, 2011		8-K			01/04/11
99.9	Press Release dated February 23, 2011		8-K			03/03/11

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By:	/s/ G. Michael Hogan
G. Michael Hogan, President and Chief Executive Officer

Date: April 15, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ G. Michael Hogan	Chief Executive Officer, President & Director	April 15, 2011
G. Michael Hogan	(Principal Executive Officer and Principal Financial Officer)

/s/ William J Hogan	Director	April 15, 2011
William J. Hogan