Form 10-Q
period 2011-03-31
CAN CAL RESOURCES LTD
filed 2011-05-19
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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
Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 18, 2011 was 35,066,203.

CAN-CAL RESOURCES LTD.
FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS

Current assets:
Cash	$53,704	$17,202
Other current assets	13,535	18,427
Total current assets	67,239	35,629

Property and equipment (net of accumulated depreciation of $29,647 and $27,454, respectively)	36,293	38,486

Total assets	$103,532	$74,115

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$38,402	$98,795
Accounts payable, related parties	75,000	60,000
Accrued interest	483,063	469,852
Accrued interest, related parties	1,196	680
Accrued salaries	434,004	403,328
Notes payable, including related party amounts of $53,191 and $57,191 at March 31, 2011 and December 31, 2010, respectively	413,741	417,741
Unearned rental revenues	29,792	9,167
Total current liabilities	1,475,198	1,459,563

Total liabilities	1,475,198	1,459,563

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 33,877,869 and 30,711,203 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	33,877	30,711
Subscriptions payable, 966,751 and 2,193,166 shares at March 31, 2011 and December 31, 2010, respectively	58,005	131,590
Additional paid-in capital	8,894,668	8,707,834
(Deficit) accumulated during exploration stage	(10,358,216)	(10,255,583)
Total stockholders' (deficit)	(1,371,666)	(1,385,448)

Total liabilities and stockholders' (deficit)	$103,532	$74,115

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			March 22, 1995
	For the three months ended		(inception) to
	March 31,		March 31,
	2011	2010	2011

Material sales	$-	$-	$245,500
Cost of sales	-	-	263,400

Gross loss	-	-	(17,900)

Operating expenses:
General and administrative	62,303	90,188	6,761,031
Exploration costs	7,848	7,997	557,198
Depreciation	2,193	2,495	252,747
Officer salary	30,000	30,000	991,176
Impairment of operating assets	-	-	443,772
Total operating expenses	102,344	130,680	9,005,924

Loss from operations	(102,344)	(130,680)	(9,023,824)

Other income (expense):
Other income	3,000	-	53,798
Interest income	-	15	52,945
Rental revenue	16,875	6,875	372,783
Gain on sale of fixed assets	-	-	26,801
Interest expense	(20,164)	(15,237)	(1,367,119)
Total other income (expense)	(289)	(8,347)	(860,792)

Loss before provision for income taxes	(102,633)	(139,027)	(9,884,616)

Provision for income taxes	-	-	-

Net loss from continuing operations	(102,633)	(139,027)	(9,884,616)

Income from discontinued operations
Income from discontinued operations	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	(590,000)

Net (loss)	$(102,633)	$(139,027)	$(10,358,216)

Weighted average number of common shares outstanding - basic and fully diluted	33,671,721	30,728,863

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									(Deficit)
							Foreign		accumulated
	Common stock				Rescission		currency	Additional	during	Total
	Number of		Subscription	Subscription	liability	Unamortized	translation	paid-in	exploration	stockholders'
	shares	Amount	receivable	payable	receivable	equity grants	adjustment	capital	stage	equity (deficit)

Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-	-
Net loss									(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	-	497,900	497,900
Net loss									(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	-	1,051,400	-	1,054,400
Net loss									(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	-	8,500	-	-	8,500
Net loss									(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	-	116,400	116,400
Net loss									(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	-	948,400	-	949,600
Net loss									(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	-	81,500	-	82,300
Net loss									(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on convertible notes payable, related party	-	-	(16,700)	-	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on convertible notes payable, related party	30,000	-	(13,500)	-	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	-	8,200	8,200	-	-	-	24,600
Net loss									(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	-	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable, related party common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	-	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	-	15,000	15,000	-	-	-	45,000
Net loss									(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	-	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	-		-	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	-	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	-	7,000	7,000	-	-	-	21,000
Net loss									(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	-	69,500	-	69,800
Net loss									(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	-	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes payable-related parties	56,821	100	-	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes payable-related parties	-	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible debenture	-	-	-	-	-	-	-	40,000	-	40,000
Net loss									(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	-	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	-	147,419	-	147,419
Net loss									(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	-	8,091	-	8,124
Net loss									(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable	-	-	-	-	(12,125)	-	-	-	-	(12,125)
Net loss								-	(595,554)	(595,554)

Balance, December 31, 2009	30,698,196	30,698	(25,000)	-	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable	-	-	-	-	12,125	-	-	-	-	12,125
Common shares awarded for debt conversion, 2,146,666 shares	-	-	-	128,800	-	-	-	-	-	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	-	-	-	-	-	-	-	74,403	-	74,403
Common shares awarded for commissions, 46,500 shares	-	-	-	2,790	-	-	-	-	-	2,790
Common shares cancelled	(26,993)	(27)	-	-	-	-	-	27	-	-
Net loss									(572,855)	(572,855)

Balance, December 31, 2010	30,711,203	30,711	-	131,590	-	-	-	8,707,834	(10,255,583)	(1,385,448)

Common shares issued for cash	3,166,666	3,166	-	(76,700)	-	-	-	186,834	-	113,300
Common shares awarded for commissions, 51,917 shares	-	-	-	3,115	-	-	-	-	-	3,115
Net loss									(102,633)	(102,633)

Balance, March 31, 2011 (Unaudited)	33,877,869	$33,877	$-	$58,005	$-	$-	$-	$8,894,668	$(10,358,216)	$(1,371,666)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the three months ended		(inception) to
	March 31,		March 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(102,633)	$(139,027)	$(10,358,216)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,193	2,495	269,747
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation granted for services	3,115	-	554,179
Stock based compensation granted for financing and interest	-	-	676,564
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Other current assets	4,892	284	(106,130)
Increase (decrease) in liabilities:
Accounts payable	(60,393)	17,627	(29,510)
Accounts payable, related parties	15,000	15,000	75,000
Accrued interest	13,211	12,531	512,156
Accrued interest, related parties	516	680	1,196
Accrued salaries	30,676	29,500	434,004
Unearned revenues	20,625	20,625	29,792
Net cash used in operating activities	(72,798)	(40,285)	(6,613,352)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property and equipment	-	(767)	(769,411)
Proceeds from sale of property and equipment	-	-	26,100
Net cash used in investing activities	-	(767)	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	-	128,800
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	-	-	907,791
Principal payments on notes payable, related parties	(4,000)	-	(383,050)
Proceeds from the issuance of common stock	113,300	42,125	7,262,626
Net cash provided by financing activities	109,300	42,125	8,174,667

Net increase in cash	36,502	1,073	53,704
Cash, beginning of period	17,202	17,507	-
Cash, end of period	$53,704	$18,580	$53,704

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2010 of Can-Cal Resources Ltd. (the “Company”).

The interim condensed financial statements present the balance sheets, statements of operations, stockholders’ equity (deficit) and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,358,216 and used net cash in operations of $6,613,352 for the period from inception (March 22, 1995) through March 31, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Note 2 – Going Concern

The Company incurred a net loss of $102,633 for the three months ended March 31, 2011. Also, the Company’s current liabilities exceed its current assets by $1,407,959 as of March 31, 2011. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

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

On November 12, 2010, we received a short term loan of $9,000 in exchange for a non-interest bearing, unsecured note payable to an employee, due on demand. On December 30, 2010 the Company repaid $5,000, and the remaining $4,000 was repaid in February of 2011.

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of March 31, 2011.

As of March 31, 2011 and December 31, 2010 we owed $282,004 and $282,004 of accrued salaries to our former CEO, respectively. In addition, we owed $150,000 of accrued salaries to our current CEO as of March 31, 2011.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of March 31, 2011. As of March 31, 2011 we owed Futureworth Capital Corp. $75,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

Note 4 – Notes Payable

Notes payable consisted of the following as of March 31, 2011 and December 31, 2010, respectively:

	March 31,	December 31,
	2011	2010

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $448,000 and $436,000 of principal, respectively).	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default.	35,436	35,436

Note payable, unsecured, non-interest bearing note to an employee due on demand, related party.	-	4,000

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	25,000	25,000

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	28,191	28,191

Total notes payable	413,741	417,741

Less: current portion	413,741	417,741

Notes payable, less current portion	$-	$-

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)

Future maturities of long-term debt are as follows as of March 31, 2011:

2011	$413,741
2012	-
2013	-
2014	-
Thereafter	-
$413,741

Interest expense totaled $20,164 and $15,237 for the three months ended March 31, 2011 and 2010, respectively.

The Company is in default of its semi-annual interest payment of $24,000 for 2002 through March 31, 2011 (a total of $448,000) and the principal on a note payable of $300,000.

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

2011

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

On January 5, 2011, the Company issued 2,146,666  shares of its common stock to a total of nine investors in satisfaction for subscriptions payable on a total of $128,800 of previously converted debentures.

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

On February 25, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The shares were not issued until April 12, 2010, accordingly, they are presented as a subscription payable as of March 31, 2011 in the amount of $10,200.

On March 16, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The shares were not issued until April 12, 2010, accordingly, they are presented as a subscription payable as of March 31, 2011 in the amount of $6,000.

On March 16, 2011, the Company sold 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share. The shares were not issued until April 12, 2010, accordingly, they are presented as a subscription payable as of March 31, 2011 in the amount of $5,100.

On March 16, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The shares were not issued until April 12, 2010, accordingly, they are presented as a subscription payable as of March 31, 2011 in the amount of $10,200.

On March 16, 2011, the Company sold 343,334 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $20,600. The warrants are exercisable over two years at an exercise price of $0.08 per share. The shares were not issued until April 12, 2010, accordingly, they are presented as a subscription payable as of March 31, 2011 in the amount of $20,600.

Finders acting in connection with the conversion are entitled to receive aggregate fees of $3,115 and 51,917 shares of common stock. The fair market value of the common stock payable based on the closing stock price at the grant date was $3,115.

Note 6 – Options and Warrants

Options

There were no options issued during the three months ended March 31, 2011 and 2010, respectively.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
(UNAUDITED)
The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	1,000,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	0.18
Balance, December 31, 2010	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2011	1,000,000	$0.18

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

A total of 1,024,000 and 1,935,100 warrants expired during the three months ended March 31, 2011 and the year ended December 31, 2010, respectively.

The following table summarizes the Company’s warrant activities:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	9,336,596	$0.15
Granted	2,186,666	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,935,100)	(0.17)
Balance, December 31, 2010	9,588,162	0.13
Granted	1,888,334	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,024,000)	(0.15)
Balance, March 31, 2011	10,452,496	$0.12

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

Note 8 – Subsequent Events

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

On April 12, 2011, the Company issued a total of 868,334  shares of its common stock to a total of five investors in satisfaction for subscriptions payable on a total of $52,100 of previously converted debentures.

In accordance with ASC 855, all subsequent events have been reported through the filing date.

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2010 and 2009 and the and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our  Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At March 31, 2011, we had cash on hand of approximately $54,000 available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during 2010 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.  We expect that any additional funds received from financing activities that may occur in 2011 will be similarly deployed.

In addition to our historic exploration activities, we are currently analyzing potential, alternative revenue producing opportunities at our properties.  The nature of such opportunities, if available, we hope would provide relatively short term revenue to sustain our operating costs and supplement the costs of testing to potentially prove tonnages and precious metals the Pisgah, California property and the Wikieup, Arizona property, if any.  At Pisgah, for example, we are evaluating surface material that may have commercial use in connection with environmentally favorable agricultural applications.  We are currently advancing discussions with a potential partner for the production and sale of these materials.

Results of Operations for the Three Months Ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$62,303	$90,188	$(27,885)	(31)%
Exploration costs	7,848	7,997	(149)	(2)%
Depreciation	2,193	2,495	(302)	(12)%
Officer salary	30,000	30,000	-	-
Total operating expenses	102,344	130,680	(28,336)	(22)%

Loss from operations	(102,344)	(130,680)	(28,336)	(22)%

Other income (expense):
Other income	3,000	-	3,000	100%
Interest income	-	15	(15)	(100)%
Rental revenue	16,875	6,875	10,000	145%
Interest expense	(20,164)	(15,237)	4,927	32%
Total other income (expense)	(289)	(8,347)	(8,058)	(97)%

Net loss	$(102,633)	$(139,027)	$(36,394)	(26)%

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2011 decreased by $27,885 (or 31%) from $90,188 for the three months ended March 31, 2010 to $62,303 for the three months ended March 31, 2011. The decrease is principally due to decreased professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”), and better controls over our office expenditures in 2011, compared to the same period in 2010.

Exploration costs

Exploration costs for the three months ended March 31, 2011 decreased by $149 (or 2%) from $7,997 for the three months ended March 31, 2010 to $7,848 for the three months ended March 31, 2011. The decrease is due to minimal reductions in exploration activities at our Pisgah and Wikieup locations; however, we expect to significantly increase our exploration activities over the next 12 months.

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

Depreciation

Depreciation for the three months ended March 31, 2011 decreased by $302 (or 12%) from $2,495 for the three months ended March 31, 2010 to $2,193 for the three months ended March 31, 2011. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended March 31, 2011 and 2010 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended March 31, 2011 decreased by $28,336 (or 22%) from $130,680 for the three months ended March 31, 2010 to $102,344 for the three months ended March 31, 2011. The decrease in total operating expenses was mainly a result of decreased professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”), and better controls over our office expenditures in 2011, compared to the same period in 2010.

Other income (expense)

Other income for the three months ended March 31, 2011 increased by $3,000 (or 100%) from $-0- for the three months ended March 31, 2010 to $3,000 for the three months ended March 31, 2011 due to the collection of proceeds received in settlement of misappropriated funds by our former bookkeeper that were not recognized in the previous comparative period.

Interest income for the three months ended March 31, 2011 and 2010 was $-0- and $15, respectively, due to the lack of interest bearing assets on hand during the respective periods.

Rental revenue for the three months ended March 31, 2011 increased by $10,000 (or 145%) from $6,875 for the three months ended March 31, 2010 to $16,875 for the three months ended March 31, 2011. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 due to the receipt of $10,000 received in exchange for leasing our land for a photo shoot on our Pisgah property in March of 2011.

Interest expense for the three months ended March 31, 2011 increased by $4,927 (or 32%) from $15,237 for the three months ended March 31, 2010 compared to $20,164 for the three months ended March 31, 2011. The increase in interest expense was a result of debt conversions on December 31, 2010 that alleviated certain interest accruals during the three months ended March 31, 2011, combined with finance charges of $6,230, consisting of $3,115 of cash and $3,115 of common stock subscriptions payable, related to commissions on stock sales during the three months ended March 31, 2011 that were not present in the comparative three month period ending March 31, 2010.

Net loss

Our net loss was $102,633 for the three months ended March 31, 2011 compared to a net loss of $139,027 for the three months ended March 31, 2010. We expect to continue to improve our results of operations through the attainment of sufficient working capital and a focus on generating revenues from the subcontracting of mining activities, and a reduction of general and administrative expenses. Our improved net loss for the three months ended March 31, 2011 was primarily a result of decreased professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”), and better controls over our office expenditures in 2011, compared to the same period in 2010, as well as, the receipt of $10,000 received in exchange for leasing our land for a photo shoot on our Pisgah property in March of 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2011 compared to December 31, 2010.

	March 31,	December 31,	Increase / (Decrease)
	2011	2010	$	%

Current Assets	$67,239	$35,629	$31,610	89%

Current Liabilities	$1,475,198	$1,459,563	$15,635	1%

Working Capital (deficit)	$(1,407,959)	$(1,423,934)	$15,975	(1)%

Internal and External Sources of Liquidity

During the three months ended March 31, 2011 and 2010, our operating and investing activities used cash of $72,798 and $40,285, respectively, while our financing activities provided cash of $109,300 and $42,125, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Investing Activities. During the three months ended March 31, 2011 we have raised a total of $113,300 through the sale of common stock to a total of nine accredited investors under a private placement offering. The terms of the private placement allow us to raise up to $1,000,000 through a private placement of units of securities (each, a “Unit”) of the Company, at a price of US$0.06 per Unit. Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase warrant (“Warrant”). Finders acting in connection with the private placement are entitled to receive aggregate fees of $3,115 and 51,917 Common Shares. The shares have not yet been issued and were recorded as subscriptions payable in the amount of $3,115 at March 31, 2011. During the three months ended March 31, 2011, Can-Cal completed the sales of a second and third tranche of the private placement, including 1,888,334 Units of the Company at a price of US$0.06 per Unit, under the terms detailed, above. The Company received total aggregate gross proceeds of US$113,300 in the sale, of which, 1,020,000 shares were issued during the three months ended March 31, 2011 and 868,334 shares were issued on April 12, 2011, as recorded under a subscriptions payable of $52,100 at March 31, 2011.

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

As of March 31, 2011, our cash balance was $53,704. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing.  We anticipate our current cash reserves will be sufficient to support operations through May 31, 2011, but do not anticipate generating sufficient amounts of positive cash flow to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A of Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 23, 2011, Can-Cal completed the sale of a second tranche of a private placement, which private placement commenced on December 31, 2010.  The February sale, pursuant to exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, included 1,020,000 Units of the Company at a price of US$0.06 per Unit.  Each Unit consisted of one share of common stock (“Common Share”) and one Common Share purchase warrant, exercisable at the warrant holders’ option any time within two years of the date of issuance of such warrant at a price of $0.08 per Common Share (“Warrant”).  The Company received total aggregate gross proceeds of US$61,200 in the February 2011 sale.  Finders acting in connection with the private placement are entitled to receive aggregate fees of $510 and 8,500 Common Shares. The shares have not yet been issued and were recorded as subscriptions payable in the amount of $510 at March 31, 2011.

On March 31, 2011, Can-Cal completed the sale of a third tranche of a private placement, which private placement commenced on December 31, 2010.  The March sale, pursuant to exemptions under Section 4(2) and Regulation S of the Securities Act of 1933, included 868,334 Units of the Company at a price of US$0.06 per Unit.  Each Unit consisted of one share of common stock (“Common Share”) and one Common Share purchase warrant, exercisable at the warrant holders’ option any time within two years of the date of issuance of such warrant at a price of $0.08 per Common Share (“Warrant”).  The Company received total aggregate gross proceeds of US$52,100 in the March 2011 sale.  The shares were not issued until April 12, 2011. Accordingly, the $52,100 was recorded as a subscription payable at March 31, 2011. Finders acting in connection with the private placement are entitled to receive aggregate fees of $2,605 and 43,417 Common Shares. The shares have not yet been issued and were recorded as a subscriptions payable in the amount of $2,605 at March 31, 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended March 31, 2011.

Item 3. Defaults Upon Senior Securities.

See Note 4 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the three month period ending March 31, 2011.

Item 5. Other Information.

None.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X

99.8	Press Release stated January 4, 2011		8-K			01/04/11

99.9	Press Release stated February 23, 2011		8-K			03/03/11

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

By:	/s/ Michael Hogan
Michael Hogan, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Financial Officer)

Date: May 18, 2011