Form 10-Q
period 2011-09-30
CAN CAL RESOURCES LTD
filed 2011-11-07
CIK 1083848

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

The number of shares of Common Stock, $0.001 par value, outstanding on November 7, 2011 was 38,901,246.

CAN-CAL RESOURCES LTD.
FORM 10-Q

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2011	2010
ASSETS	(Unaudited)

Current assets:
Cash	$106,209	$17,202
Other current assets	23,562	18,427
Total current assets	129,771	35,629

Property and equipment (net of accumulated
depreciation of $34,031 and $27,454, respectively)	31,909	38,486

Total assets	$161,680	$74,115

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$54,831	$98,795
Accounts payable and accrued expenses, related parties	105,632	60,000
Accrued interest	509,485	469,852
Accrued interest, related parties	2,228	680
Accrued salaries	492,004	403,328
Notes payable	360,550	360,550
Notes payable, related parties	53,062	57,191
Unearned rental revenues	16,042	9,167
Total current liabilities	1,593,834	1,459,563

Total liabilities	1,593,834	1,459,563

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
37,548,453 and 30,711,203 shares issued and outstanding
as of September 30, 2011 and December 31, 2010, respectively	37,548	30,711
Subscriptions payable, 985,293 and 2,193,166 shares at
September 30, 2011 and December 31, 2010, respectively	59,118	131,590
Additional paid-in capital	9,168,858	8,707,834
(Deficit) accumulated during exploration stage	(10,697,678)	(10,255,583)
Total stockholders' (deficit)	(1,432,154)	(1,385,448)

Total liabilities and stockholders' (deficit)	$161,680	$74,115

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 22, 1995
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011

Material sales	$-	$-	$-	$-	$245,500
Cost of sales	-	-	-	-	263,400

Gross loss	-	-	-	-	(17,900)

Operating expenses:
General and administrative	86,943	98,035	234,849	256,566	6,933,577
Exploration costs	15,381	-	35,387	8,390	584,737
Depreciation	2,192	2,252	6,577	7,189	257,131
Officer salary	30,000	30,000	90,000	90,000	1,051,176
Impairment of operating assets	-	-	-	-	443,772
Total operating expenses	134,516	130,287	366,813	362,145	9,270,393

Loss from operations	(134,516)	(130,287)	(366,813)	(362,145)	(9,288,293)

Other income (expense):
Other income	3,000	-	9,000	-	59,798
Interest income	-	-	-	23	52,945
Rental revenue	6,875	6,876	31,125	22,917	387,033
Gain on sale of fixed assets	-	-	-	-	26,801
Interest expense	(18,572)	(18,084)	(115,407)	(52,362)	(1,462,362)
Total other income (expense)	(8,697)	(11,208)	(75,282)	(29,422)	(935,785)

Loss before provision for income taxes	(143,213)	(141,495)	(442,095)	(391,567)	(10,224,078)

Provision for income taxes	-	-	-	-	-

Net loss from continuing operations	(143,213)	(141,495)	(442,095)	(391,567)	(10,224,078)

Income from discontinued operations
Income from discontinued operations	-	-	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	-	-	(590,000)

Net (loss)	$(143,213)	$(141,495)	$(442,095)	$(391,567)	$(10,697,678)

Weighted average number of common shares
outstanding - basic and fully diluted	37,548,453	30,738,196	35,507,874	30,735,119

Net (loss) per share - basic and fully diluted	$-	$-	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									(Deficit)
							Foreign		accumulated
	Common stock				Rescission		currency	Additional	during	Total
	Number of		Subscriptions	Subscriptions	liability	Unamortized	translation	paid-in	exploration	stockholders'
	shares	Amount	receivable	payable	receivable	equity grants	adjustment	capital	stage	equity/(deficit)

Balance, March 22, 1995	-	$-	$-	$-	$-	$-	$-	$-	$-	$-

Common shares issued for services	-	-	-	-	-	-	-	-	-	-
Net loss									(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	-	497,900	497,900
Net loss									(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	-	1,051,400	-	1,054,400
Net loss									(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	-	8,500	-	-	8,500
Net loss									(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	-	116,400	116,400
Net loss									(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	-	948,400	-	949,600
Net loss									(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	-	81,500	-	82,300
Net loss									(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note
payable, related party in the amount of
$119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on
convertible notes payable, related party	-	-	(16,700)	-	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on
convertible notes payable, related party	30,000	-	(13,500)	-	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	-	8,200	8,200	-	-	-	24,600
Net loss									(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	-	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable,
related party common shares issued for repayment of
note payable, related party in the amount of $78,300,
including accrued interest of $43,300	364,305	400	-	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	-	15,000	15,000	-	-	-	45,000
Net loss									(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	-	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts payable
and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note payable in the
amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable,
related party in the amount of $82,700	330,747	300	-	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion
feature of notes payable, related party	-	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	-	7,000	7,000	-	-	-	21,000
Net loss									(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	-	69,500	-	69,800
Net loss									(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts
payable and accrued liabilities	385,714	400	-	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes
payable-related parties	56,821	100	-	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible
debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts
payable and accrued liabilities	-	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes
payable-related parties	-	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible
debenture	-	-	-	-	-	-	-	40,000	-	40,000
Net loss									(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of
accrued wages of $22,000, related party	50,000	50	-	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	-	147,419	-	147,419
Net loss									(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	-	8,091	-	8,124
Net loss									(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties
of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable	-	-	-	-	(12,125)	-	-	-	-	(12,125)
Net loss								-	(595,554)	(595,554)

Balance, December 31, 2009	30,698,196	30,698	(25,000)	-	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable	-	-	-	-	12,125	-	-	-	-	12,125
Common shares awarded for debt conversion, 2,146,666 shares	-	-	-	128,800	-	-	-	-	-	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	-	-	-	-	-	-	-	74,403	-	74,403
Common shares awarded for commissions, 46,500 shares	-	-	-	2,790	-	-	-	-	-	2,790
Common shares cancelled	(26,993)	(27)	-	-	-	-	-	27	-	-
Net loss									(572,855)	(572,855)

Balance, December 31, 2010	30,711,203	30,711	-	131,590	-	-	-	8,707,834	(10,255,583)	(1,385,448)

Common shares issued for cash	4,690,584	4,691	-	-	-	-	-	276,744	-	281,435
Common shares sold on subscriptions payable, 784,000 shares	-	-	-	47,040	-	-	-	-	-	47,040
Common shares issued for debt conversion	2,146,666	2,146	-	(128,800)	-	-	-	126,654	-	-
Common shares awarded for commissions, 154,792 shares	-	-	-	9,288	-	-	-	-	-	9,288
Extension of previously granted warrants, 6,377,496 warrants	-	-	-	-	-	-	-	57,626	-	57,626
Net loss									(442,095)	(442,095)

Balance, September 30, 2011 (Unaudited)	37,548,453	$37,548	$-	$59,118	$-	$-	$-	$9,168,858	$(10,697,678)	$(1,432,154)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the nine months ended		(inception) to
	September 30,		September 30,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(442,095)	$(391,567)	$(10,697,678)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	6,577	7,189	274,131
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(6,501)
Stock based compensation granted for services	9,288	-	560,352
Stock based compensation granted for financing and interest	57,626	-	734,190
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Other current assets	(5,135)	(16,080)	(116,157)
Increase (decrease) in liabilities:
Accounts payable and accrued expenses	(43,964)	59,178	(13,081)
Accounts payable and accrued expenses, related parties	45,632	45,000	105,632
Accrued interest	39,633	41,102	538,578
Accrued interest, related parties	1,548	-	2,228
Accrued salaries	88,676	92,000	492,004
Unearned revenues	6,875	4,584	16,042
Net cash used in operating activities	(235,339)	(158,594)	(6,775,893)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property and equipment	-	(767)	(769,411)
Proceeds from sale of property and equipment	-	-	26,100
Net cash used in investing activities	-	(767)	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	-	128,800
Proceeds from notes payable	-	60,000	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	-	40,891	907,791
Principal payments on notes payable, related parties	(4,129)	-	(383,179)
Proceeds from the issuance of common stock	328,475	42,125	7,477,801
Net cash provided by financing activities	324,346	143,016	8,389,713

Net increase in cash	89,007	(16,345)	106,209
Cash, beginning of period	17,202	17,507	-
Cash, end of period	$106,209	$1,162	$106,209

Supplemental disclosures:
Interest paid	$-	$-
Income taxes paid	$-	$-

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2011 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company
The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,697,678 and used net cash in operations of $6,775,893 for the period from inception (March 22, 1995) through September 30, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Recent Accounting Pronouncements
In September 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment. The guidance in ASU 2011-08 is intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. Also, the amendments improve the examples of events and circumstances that an entity having a reporting unit with a zero or negative carrying amount should consider in determining whether to measure an impairment loss, if any, under the second step of the goodwill impairment test. The amendments in this ASU are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued. The adoption of this guidance is not expected to have a material impact on the Company’s financial position or results of operations.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

In June 2011, the FASB issued ASU 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income” (ASU 2011-05), which is effective for annual reporting periods beginning after December 15, 2011.  ASU 2011-05 will become effective for the Company on January 1, 2012.  This guidance eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity.  In addition, items of other comprehensive income that are reclassified to profit or loss are required to be presented separately on the face of the financial statements.  This guidance is intended to increase the prominence of other comprehensive income in financial statements by requiring that such amounts be presented either in a single continuous statement of income and comprehensive income or separately in consecutive statements of income and comprehensive income.  The adoption of ASU 2011-05 is not expected to have a material impact on our financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on January 1, 2012.  We are currently evaluating ASU 2011-04 and have not yet determined the impact that adoption will have on our financial statements.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption. The Company does not expect that the guidance effective in future periods will have a material impact on its financial statements.

Note 2 – Going Concern

The Company incurred a net loss of $442,095 for the nine months ended September 30, 2011. Also, the Company’s current liabilities exceed its current assets by $1,464,063 as of September 30, 2011. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

On September 15, 2011, we repaid $129 on an unsecured note payable due to our CEO, G. Michael Hogan.

On June 30, 2011, the Company extended 348,320 previously granted common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $3,147 and was recognized as interest expense during the nine months ended September 30, 2011.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the nine months ended September 30, 2011.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the nine months ended September 30, 2011.

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

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of September 30, 2011.

As of September 30, 2011 and December 31, 2010 we owed $282,004 and $282,004 of accrued salaries to our former CEO, respectively. In addition, we owed $210,000 of accrued salaries to our current CEO as of September 30, 2011.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of September 30, 2011. As of September 30, 2011 we owed Futureworth Capital Corp. $105,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

Note 4 – Notes Payable

Notes payable consisted of the following as of September 30, 2011 and December 31, 2010, respectively:

	September 30,	December 31,
	2011	2010

Note payable to a stockholder, secured by real property, bearing interest at 16.0% per annum, interest only payments payable in semi-annual payments, matured November 2005 (Note: The Company is in default of interest payments totaling $472,000 and $436,000 of principal, respectively).	$300,000	$300,000

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured July 2008, and is currently in default.	25,114	25,114

Note payable to a stockholder, secured by real property, bearing interest at 8.0% per annum, matured June 2008, and is currently in default.	35,436	35,436

Note payable, unsecured, non-interest bearing note to an employee due on demand, related party.	-	4,000

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	25,000	25,000

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	28,062	28,191

Total notes payable	413,612	417,741

Less: current portion	413,612	417,741

Notes payable, less current portion	$-	$-

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

Future maturities of long-term debt are as follows as of September 30, 2011:

2011	$413,612
2012	-
2013	-
2014	-
Thereafter	-
$413,612

Interest expense totaled $115,407 and $52,362 for the nine months ended September 30, 2011 and 2010, respectively, including $57,626 related to expenses from the extension of warrants to purchase 6,377,496 shares of common stock for an additional 15 month term.

The Company is in default of its semi-annual interest payment of $36,000 for 2002 through September 30, 2011 (a total of $472,000) and the principal on a note payable of $300,000.

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

2010

On January 20, 2010, the Company issued 40,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,000. The warrants are exercisable over fifteen months at an exercise price of $0.15 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

2011

On January 4, 2011, the Company issued 680,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $40,800. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 4, 2011, the Company issued 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

On January 5, 2011, the Company issued 2,146,666 shares of its common stock to a total of nine investors in satisfaction for subscriptions payable on a total of $128,800 of previously converted debentures.

On January 26, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 26, 2011, the Company issued 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 25, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on April 12, 2010.

On March 16, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on April 12, 2010.

On March 16, 2011, the Company sold 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on April 12, 2010.

On March 16, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on April 12, 2010.

On March 16, 2011, the Company sold 343,334 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $20,600. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on April 12, 2010.

On April 1, 2011, the Company sold a total of 320,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to a total of three investors in exchange for total proceeds of $19,200. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2011, the Company sold a total of 255,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to a total of two investors in exchange for total proceeds of $15,300. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2011, the Company sold a total of 565,250 shares of its common stock and an equal number of warrants pursuant to unit offerings to a total of six investors in exchange for total proceeds of $33,915. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

CAN-CAL RESOURCES LTD.
(An Exploration Stage Company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (UNAUDITED)

On June 22, 2011, the Company sold a total of 595,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to a total of three investors in exchange for total proceeds of $35,700. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 29, 2011, the Company sold a total of 1,067,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to a total of five investors in exchange for total proceeds of $64,020. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 12, 2011, the Company sold 84,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $5,040. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 500,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $30,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

Finders acting in connection with the sales of common stock during the nine months ending September 30, 2011 are entitled to receive aggregate fees of $6,670 and 154,792 shares of common stock. The fair market value of the common stock payable was $9,288.

Note 6 – Options and Warrants

Options

There were no options issued during the nine months ended September 30, 2011 and 2010, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	1,000,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	0.18
Balance, December 31, 2010	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(500,000)	(0.16)
Balance, September 30, 2011	500,000	$0.20

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

On June 30, 2011, the Company extended a total of 6,377,496 previously granted common stock warrants with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $57,626 and was recognized as interest expense during the nine months ended September 30, 2011. A total of 4,089,552 of these warrants, with an estimated value of $36,952 related to officers and directors.

On July 12, 2011, the Company granted 84,000 stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 84,000 shares of common stock in exchange for proceeds of $5,040. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On September 26, 2011, the Company granted 500,000 stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 500,000 shares of common stock in exchange for proceeds of $30,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On September 26, 2011, the Company granted 100,000 stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On September 26, 2011, the Company granted 100,000 stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

A total of 1,064,000 and 1,935,100 warrants expired during the nine months ended September 30, 2011 and the year ended December 31, 2010, respectively.

The following table summarizes the Company’s warrant activities:

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	9,336,596	$0.15
Granted	2,186,666	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,935,100)	(0.17)
Balance, December 31, 2010	9,588,162	0.13
Granted	5,474,584	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,064,000)	(0.15)
Balance, September 30, 2011	13,998,746	$0.11

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

Note 8 – Subsequent Events

On October 14, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 14, 2011, the Company sold 50,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $3,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 18, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 18, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 24, 2011, the Company issued 17,500 shares of common stock to finders acting in connection with the sales of common stock from October 14, 2011 to October 18, 2011. The fair market value of the common stock payable was $1,050.

On October 24, 2011, the Company issued a total of 784,000 shares of its common stock amongst five individual investors that had paid total proceeds of $47,040 between July 12, 2011 and September 26, 2011 that was presented as subscriptions payable as of September 30, 2011.

On October 24, 2011, the Company issued a total of 201,293 shares of common stock to finders acting in connection with the sales of common stock from October 7, 2010 to September 26, 2011. The fair market value of the common stock payable was $12,078.

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

At September 30, 2011, we had cash on hand of approximately $106,000 available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during 2010 and during the first nine months of 2011 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

In addition to our historic exploration activities, we are currently analyzing potential, alternative revenue producing opportunities at our Pisgah property.  As such, Can-Cal is in advanced discussions with a potential partner who would purchase resources derived from the property to produce commercial products for resale.

With reference to the Wikieup Property, Can-Cal has commissioned a Geologist to perform a three-phased project to evaluate the property and its surrounding areas.  The use of Satellite Imaging Interpretation software will provide regional, geological mapping.  The next phase is to take surface samplings from various areas and have the samples analyzed.  The results will determine the potential for any commercially viable mineral deposits as well as prospective drilling locations.

Results of Operations for the Three Months Ended September 30, 2011 and 2010:

	Three Months Ended September 30,
	2011	2010	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$86,943	$98,035	$(11,092)	11%
Exploration costs	15,381	-	15,381	100%
Depreciation	2,192	2,252	(60)	(3%)
Officer salary	30,000	30,000	-	-
Total operating expenses	134,516	130,287	4,229	3%

Loss from operations	(134,516)	(130,287)	(4,229)	3%

Other income (expense):
Other income	3,000	-	3,000	100%
Interest income	-	-	-	-
Rental revenue	6,875	6,876	(1)	-
Interest expense	(18,572)	(18,084)	488	3%
Total other income (expense)	(8,697)	(11,208)	(2,511)	(22%)

Net loss	$(143,213)	$(141,495)	$1,718	1%

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2011 decreased by $11,092 (or 11%) from $98,035 for the three months ended September 30, 2010 to $86,943 for the three months ended September 30, 2011. The decrease is principally due to decreased legal fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”) that were incurred in the three months ended September 30, 2010 that were not necessary in the three months ended September 30, 2011.

Exploration costs

Exploration costs for the three months ended September 30, 2011 increased by $15,381 (or 100%) from $-0- for the three months ended September 30, 2010 to $15,381 for the three months ended September 30, 2011. The increase is due to Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations that were not incurred in the same three month period ending September 30, 2010.

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

Depreciation

Depreciation for the three months ended September 30, 2011 decreased by $60 (or 3%) from $2,252 for the three months ended September 30, 2010 to $2,192 for the three months ended September 30, 2011. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended September 30, 2011 and 2010 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended September 30, 2011 increased by $4,229 (or 3%) from $130,287 for the three months ended September 30, 2010 to $134,516 for the three months ended September 30, 2011. The increase in total operating expenses was mainly a result of additional BLM fees related to our Pisgah and Wikieup locations in 2011, compared to the same period in 2010.

Other income (expense)

Other income for the three months ended September 30, 2011 increased by $3,000 (or 100%) from $-0- for the three months ended September 30, 2010 to $3,000 for the three months ended September 30, 2011 due to the collection of proceeds received in settlement of misappropriated funds by our former bookkeeper that were not recognized in the previous comparative period.

Rental revenue for the three months ended September 30, 2011 decreased by $1 (or 0%) from $6,876 for the three months ended September 30, 2010 to $6,875 for the three months ended September 30, 2011. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Interest expense for the three months ended September 30, 2011 increased by $488 (or 3%) from $18,084 for the three months ended September 30, 2010 compared to $18,572 for the three months ended September 30, 2011. The increase in interest expense was a result of increased interest and finance charges on corporate credit cards.

Net loss

Our net loss for the three months ended September 30, 2011 increased by $1,718 (or 1%) from $141,495 for the three months ended September 30, 2010 compared to $143,213 for the three months ended September 30, 2011. Our increased net loss for the three months ended September 30, 2011 was primarily a result of increased BLM fees related to our Pisgah and Wikieup locations as offset by decreased legal fees associated with our securities offerings with the BCSC and the collection of proceeds of $3,000 received in settlement of misappropriated funds by our former bookkeeper that was not incurred in the same period in 2010.

Results of Operations for the Nine Months Ended September 30, 2011 and 2010:

	Nine Months Ended September 30,
	2011	2010	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
General & administrative	$234,849	$256,566	$(21,717)	(8%)
Exploration costs	35,387	8,390	26,997	322%
Depreciation	6,577	7,189	(612)	(9%)
Officer salary	90,000	90,000	-	-
Total operating expenses	366,813	362,145	4,668	1%

Loss from operations	(366,813)	(362,145)	4,668	1%

Other income (expense):
Other income	9,000	-	9,000	100%
Interest income	-	23	(23)	(100%)
Rental revenue	31,125	22,917	8,208	36%
Interest expense	(115,407)	(52,362)	63,045	120%
Total other income (expense)	(75,282)	(29,422)	45,860	156%

Net loss	$(442,095)	$(391,567)	$50,528	13%

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2011 decreased by $21,717 (or 8%) from $256,566 for the nine months ended September 30, 2010 to $234,849 for the nine months ended September 30, 2011. The decrease is principally due to decreased professional fees associated with our securities offerings with the British Columbia Securities Commission (“BCSC”), and better controls over our office expenditures in 2011, compared to the same period in 2010.

Exploration costs

Exploration costs for the nine months ended September 30, 2011 increased by $26,997 (or 322%) from $8,390 for the nine months ended September 30, 2010 to $35,387 for the nine months ended September 30, 2011. The increase is due to Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations that were not incurred in the same nine month period ending September 30, 2010.

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

Depreciation

Depreciation for the nine months ended September 30, 2011 decreased by $612 (or 9%) from $7,189 for the nine months ended September 30, 2010 to $6,577 for the nine months ended September 30, 2011. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the nine months ended September 30, 2011 and 2010 was $90,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the nine months ended September 30, 2011 increased by $4,668 (or 1%) from $362,145 for the nine months ended September 30, 2010 to $366,813 for the nine months ended September 30, 2011. The increase in total operating expenses was mainly a result of increased compensation to our director and additional BLM fees related to our Pisgah and Wikieup locations incurred during the nine months ended September 30, 2011, offset by similar amounts of decreased professional fees associated with our securities offerings with the BCSC and better controls over our office expenditures, compared to the nine month period ended September 30, 2010.

Other income (expense)

Other income for the nine months ended September 30, 2011 increased by $9,000 (or 100%) from $-0- for the nine months ended September 30, 2010 to $9,000 for the nine months ended September 30, 2011 due to the collection of proceeds received in settlement of misappropriated funds by our former bookkeeper that were not recognized in the previous comparative period.

Interest income for the nine months ended September 30, 2011 and 2010 was $-0- and $23, respectively, due to the lack of interest bearing assets on hand during the respective periods.

Rental revenue for the nine months ended September 30, 2011 increased by $8,208 (or 36%) from $22,917 for the nine months ended September 30, 2010 to $31,125 for the nine months ended September 30, 2011. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Rental revenue increased during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to the receipt of $10,000 received in exchange for leasing our land for a photo shoot on our Pisgah property in March of 2011.

Interest expense for the nine months ended September 30, 2011 increased by $63,045 (or 120%) from $52,362 for the nine months ended September 30, 2010 compared to $115,407 for the nine months ended September 30, 2011. The increase in interest expense was a result of debt conversions on December 31, 2010 that alleviated certain interest accruals during the nine months ended September 30, 2011, combined with finance charges of $57,626, related to the extension of a total of 6,377,496 previously granted common stock warrants with an exercise price of $0.15 that were extended for an additional 15 months from their original expiration date on September 30, 2011, during the nine months ended September 30, 2011 that were not present in the comparative nine month period ending September 30, 2010.

Net loss

Our net loss for the nine months ended September 30, 2011 increased by $50,528 (or 13%) from $391,567 for the nine months ended September 30, 2010 compared to $442,095 for the nine months ended September 30, 2011. Our increased net loss for the nine months ended September 30, 2011 was primarily a result of finance charges of $57,626, related to the extension of a total of 6,377,496 previously granted common stock warrants with an exercise price of $0.15 that were extended for an additional 15 months from their original expiration date on September 30, 2011, as offset by the collection of proceeds of $9,000 received in settlement of misappropriated funds by our former bookkeeper that was not incurred in the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2011 compared to December 31, 2010.

	September 30,	December 31,	Increase / (Decrease)
	2011	2010	$	%

Current Assets	$129,771	$35,629	$94,142	264%

Current Liabilities	$1,593,834	$1,459,563	$134,271	9%

Working Capital (deficit)	$(1,464,063)	$(1,423,934)	$40,129	3%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2011 and 2010, our operating and investing activities used cash of $235,339 and $159,361, respectively, while our financing activities provided cash of $324,346 and $143,016, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Financing Activities. During the nine months ended September 30, 2011 we raised a total of $328,475 from the sale of common stock to a total of thirty two (32) accredited investors under a private placement offering through the sale of 5,474,584 Units of the Company at a price of US$0.06 per Unit. The terms of the private placement allow us to raise up to $1,000,000 through a private placement of units of securities (“Unit”) of the Company, at a price of US$0.06 per Unit. Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase Warrant (“Warrant”) exercisable over two years at a strike price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $6,670 and 154,792 Common Shares. The shares were subsequently issued on October 24, 2011 and were recorded as subscriptions payable in the amount of $9,288 at September 30, 2011.

Cash Flow. Since inception, we have primarily financed our cash flow requirements through the issuance of common stock and the issuance of notes. With the expected growth of our current business we may, during our normal course of business, experience net negative cash flows from operations until some of our mining activities begin to produce revenues. Further, we will therefore be required to obtain financing to fund operations, both during periods of growth and/or contraction, through additional common stock offerings and bank or other debt borrowings, to the extent available, or to obtain additional financing to the extent necessary to augment our available working capital.

Satisfaction of our cash obligations for the next twelve months.

As of September 30, 2011, our cash balance was $106,209. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2011, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

In revoking the CTO, the BSCS required that Can-Cal rescind all sales to British Columbia residents who purchased the securities of Can-Cal without the required exemptions (“Non-accredited Purchasers”). In meeting this condition, Can-Cal was required to rescind the sale of an approximate total of 263,748 shares of common stock of the Company and returned a total of approximately $67,913 of investment funds to the Non-accredited Purchasers. Can-Cal located and successfully rescinded $55,788 of the Non-accredited Purchasers’ investments.

On July 27, 2011, the BSCS notified Can-Cal that it filed a Revocation Order to fully revoke the CTO, thereby ending the BCSC proceeding.

Item 1A. Risk Factors.

Our significant business risks are described in Item 1A of Form 10-K for the year ended December 31, 2010 to which reference is made herein.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2011 Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

On July 12, 2011, the Company sold 84,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $5,040. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 500,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $30,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

On September 26, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis. The shares were subsequently issued on October 24, 2011.

Finders acting in connection with the sales of common stock during the three months ending September 30, 2011 are entitled to receive aggregate fees of $2,100 and 43,400 shares of common stock. The fair market value of the common stock payable was $2,604. The shares were subsequently issued on October 24, 2011.

The Company plans to use, and did use, the proceeds of the sale for: (i) the completion of its work-up of two extraction processes to determine which process, if either, will be used in the Company’s efforts to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Company’s Pisgah, California site and Wikieup, Arizona site; (ii) conducting a drill program to potentially prove up potential tonnages and subsequently any precious metals and/or other base metals on the Wikieup, Arizona property; (iii) the undertaking of a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California site; (iv) the potential engagement of a qualified and comprehensive US and Canadian investor relations and shareholder communications group, and; (v) strategic working capital reserve.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine month period ended September 30, 2011.

Item 3. Defaults Upon Senior Securities.

See Note 4 to our condensed financial statements included herein.

Item 4. Submission of Matters to a Vote of Security Holders.

We did not submit any matters to a vote of our security holders during the nine month period ending September 30, 2011.

Item 5. Other Information.

Subsequent to the quarter ended September 30, 2011, Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

On October 14, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 14, 2011, the Company sold 50,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $3,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 18, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 18, 2011, the Company sold 100,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 24, 2011, the Company issued 17,500 shares of common stock to finders acting in connection with the sales of common stock from October 14, 2011 to October 18, 2011. The fair market value of the common stock payable was $1,050.

On October 24, 2011, the Company issued a total of 784,000 shares of its common stock amongst five individual investors that had paid total proceeds of $47,040 between July 12, 2011 and September 26, 2011 that was presented as subscriptions payable as of September 30, 2011.

On October 24, 2011, the Company issued a total of 201,293 shares of common stock to finders acting in connection with the sales of common stock from October 7, 2010 to September 26, 2011. The fair market value of the common stock payable was $12,078.

Item 6.  Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS*	XBRL Instance Document	X
101.SCH*	XBRL Taxonomy Extension Schema Document	X
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document	X

* Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Act of 1934 and otherwise are not subject to liability.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

/s/ Michael Hogan
By:
Michael Hogan, President and Chief Executive Officer
(On behalf of the Registrant and as Principal Financial
Officer)

Date: November 7, 2011