Form 10-K
period 2011-12-31
CAN CAL RESOURCES LTD
filed 2012-03-30
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

 ☐Yes  ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

☐Yes  ☒ No

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

Yes ☐       No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,347,781 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board). The voting stock held by non-affiliates on that date consisted of 33,694,526 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 39,717,911 shares of common stock, $0.001 par value, outstanding on March 27, 2011.

Documents Incorporated by Reference

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933.  The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).  None.

CAN-CAL RESOURCES LTD.

FORM 10-K

i

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

In 2005, we sold $11,500 of volcanic cinder materials arising from the Pisgah, California property to industrial users. As of June 1, 2005, we discontinued sales of volcanic cinder materials.

Can-Cal is currently an exploration stage company. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, in the event that we are successful in locating commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2011, the Company recorded net income of $574,804 due to a gain on extinguishment of debts in the amount of $1,152,039 and had an accumulated deficit of $9,680,779 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

The audit report on the financial statements at December 31, 2011 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

We have experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities, which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah property and the Wikieup into production, or sell the properties to another company, or place the properties into a joint venture with another company.

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

The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Most exploration programs do not result in the discovery of mineralization that leads to commercially viable mining activities and most exploration programs never recover the funds invested in them. Furthermore, even with promising reserve reports and feasibility studies, profits cannot be assured.

The British Columbia Securities Commission has required us to obtain a report by an independent consultant qualified under the standards of the BCSC.

The British Columbia Securities Commission (“BCSC”) previously required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company was therefore required under order to supply such verification by a “qualified” third party consultant, and its stock was prohibited from trading in British Columbia until the BCSC accepted such verification. The BCSC also requested documentation regarding all subscribers to the Company stock who were at such time residing in British Columbia. The Company subsequently retained a “qualified” third party consultant who prepared and filed the necessary reports with the BCSC.  If the BCSC continues with additional investigatory proceedings, it will require the Company to expend additional funds on legal and accounting fees, which will have a negative impact on our resources available for exploration and general operating activities.

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

Adits (A type of entranche to underground mine shafts), tunnels and open pit locations following what may be a trend (direction that an ore body may follow) or vein structure (faults and cracks caused by shifts in the earth that had filled in with silica fluids and other magma volcanics which solidified leaving minerals behind) over a large region have been found on the property. The legacy of previous mining activity including; abandoned equipment, stone built homes, a cement water reservoir and numerous tailings piles, or piles of dirt left over from previous mining operations, can be seen from various locations.

The geology of the Wikieup area claims is comprised of Precambrian ganoids and gneiss. Outcrop is extensive on the property and rock units include diorite, gabbro and granitic dikes. The Company is continuing the surface sampling program and has hired an independent geologist, working together with students from the University of Nevada Las Vegas (UNLV) for continued exploration.

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

From the year 2000 through 2002, the Company ran numerous tests on the volcanic cinders property to determine if the material contains precious metals. Although the program indicated precious metals might exist in material taken from the Pisgah property, overall the program results were inconclusive.

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

The agreement provides that Twin Mountain will pay minimum annual rental payments of $22,500 for the initial term and $27,500 per year for the additional term. Twin Mountain is also obligated to pay us a monthly production royalty for all material removed from the premises: The greater of 5% of gross sales f.o.b. Pisgah, or $0.80 per ton for material used for block material; plus 10% of gross sales f.o.b. Pisgah for all other material. Twin Mountain will be credited against these payments for minimum royalty payments previously made.

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

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property. On January 23, 2012 we entered into a mineral lease agreement with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale. The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. We will receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed.

Pisgah Property - Debt Transactions

We owed a second private lender (First Colony Merchant) a total of $852,767 including accrued interest, on three notes payable secured by a deed of trust and assignment of rents (payments under the Twin Mountain lease) on the Pisgah property, which were cancelled during 2011 in accordance with the statute of limitations. The resulting gain on extinguishment of debt of $852,767 was recognized within the statement of operations during the year ended December 31, 2011. For additional consideration for part of the amounts loaned, the Company granted the lender a five-year option to purchase 300,000 restricted shares of common stock, at the lower of $0.65 per share or 50% of the lowest trading price during the month before exercise, payable in cash. The option was exercised in 2000 at $0.52 per share. In addition, in fiscal year 2000, as further consideration, we issued 45,000 restricted shares of common stock to a corporate affiliate of the lender as a loan placement fee.

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

DUNCAN BAIN CONSULTING LTD.

Scale
1.0 km
0
1.0
2.0 km
1.0 km
0.5 miles
0
0.5
1.0 miles

Pisgah Project

Topography Map

OWL CANYON - S & S JOINT VENTURE

In 1996, the Company entered into a Joint Venture Agreement with the Schwarz family covering approximately 425 acres of unpatented placer and lode mining claims in the Silurian Hills of California, known as Owl Canyon (the “S&S Joint Venture”). The S & S Joint Venture has since reduced its holdings to 160 acres of lode claims and a five-acre mill site claim. These claims are prospective for precious metals and some base metals. The property is located approximately 23 miles northeast of Baker, California, accessible by 23 miles of paved and dirt road. The Company and the Schwarz family each have a 50% interest in the venture which is operated by a management committee, comprised of G. Michael Hogan, a director of the company, and Ms. Robin Schwarz.

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

A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property in 2011.

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

Owl Canyon Project

Township Location Map

SECTION 8
SECTION 9
SECTION 9
SECTION 10
Owl
Canyon
OCL 1
DM1
DM2
OCL2
DM3
OCL 3
OCL 40
OCL4 EXISTING CLAIM
DM5
OCL5
DM6
OCL 6
DM40
DM38
DM39
OCL38
OCL 39
MILLSITE EXISTING CLAIM
ALS
NORTH
SILURIA
SECTION 8
SECTION 9
SECTION 9
SECTION 10
0 FT
2000 FT

OCL LODE MINING CLAIMS 1, 2, 3, 5, 6, 38, 39, & 40

Sections 8 & 9 Township 16 North, Range 9 East, SBBM

Can-Cal Resources, Ltd

Location Date October 5, 2011

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

During 2011, we began the process of conducting a comprehensive research and development program to ascertain the potential for any rare earth elements on the Wikieup property with the assistance of an independent geologist working together with students from the University of Nevada Las Vegas’ geology department (UNLV). The study is expected to be completed during 2012.

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

The Company is not currently dependent upon one or a few major customers.

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

The Company has historically expended a significant amount of funds on consulting, geochemical analytical testing, metallurgical processing and extracting, and precious metal assaying of material, however, the Company does not consider those activities as research and development activities. All those expenses are borne by the Company.

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

OTHER FINANCING TRANSACTIONS

During the year ended December 31, 2011, the Company sold 5,824,584 units each consisting of one share and one warrant to purchase one share of the Company’s restricted common stock. The units were sold to various accredited Canadian investors for a total of $349,475. The warrants are exercisable at a price of $0.08 per share and expire approximately two years from the date of issuance. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S and with respect to the United States investor, in reliance upon the exemption from registration provided under Section 4(2) of the 1933 Securities Act.

ITEM 3.  LEGAL PROCEEDINGS.

The Company is not currently a party to, or otherwise involved in any legal proceedings.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our management, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4.  MINE SAFETY DISCLOSURES.

The Company does not currently operate any mines related to its claims. As a result, mine safety disclosures are not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:BB) under the symbol CCRE. Our common stock has traded infrequently on the OTC:BB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the calendar years 2011 and 2010.  The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2011		2010
	High	Low	High	Low
1st Quarter	$0.07	$0.02	$0.14	$0.04
2nd Quarter	$0.10	$0.04	$0.13	$0.07
3rd Quarter	$0.10	$0.02	$0.09	$0.04
4th Quarter	$0.05	$0.02	$0.12	$0.05

(b) Holders of Common Stock

As of March 28, 2012, there were approximately 593 holders of record of our Common Stock and 39,717,911 shares outstanding.

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

An option on 500,000 shares has been granted to Mr. Ronald Sloan with an exercise price of $0.20 in June 2006 under this plan. These options expired unexercised in 2011. An option on 125,000 shares has been granted to Mr. James Dacyszyn with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expired in June 2008. An option on 125,000 shares has been granted to Mr. John Brian Wolfe with an exercise price of $0.20 in June 2006 under this plan. This option was exercisable upon issuance and expired in June 2008.

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

Recent Sales of Unregistered Securities

On January 26, 2012, Can-Cal completed the sale of a Private Placement, including 100,000 Units of the Company at a price of US$0.06 per Unit, under the terms detailed, above.  Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase warrant (“Warrant”) exercisable at $0.08 per share over a two year period from the date of sale.  The Company received total aggregate gross proceeds of US$6,000.00 in the January 2012 sale.  Finders acting in connection with the private placement are entitled to receive aggregate fees of $300 and 5,000 Common Shares.

On January 27, 2012, Can-Cal completed the sale of a Private Placement, including 100,000 Units of the Company at a price of US$0.06 per Unit, under the terms detailed, above.  Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase warrant (“Warrant”) exercisable at $0.08 per share over a two year period from the date of sale.  The Company received total aggregate gross proceeds of US$6,000.00 in the January 2012 sale.  Finders acting in connection with the private placement are entitled to receive aggregate fees of $300 and 5,000 Common Shares.

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

On October 24, 2011, the Company issued a total of 218,793 shares of its common stock as commissions on previous sales of securities amongst three different sales persons. The total fair value of the common stock was $12,078 based on the closing price of the Company’s common stock on the grant dates.

On October 18, 2011, the Company sold a total of 200,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $12,000 from two investors.

On October 14, 2011, the Company sold a total of 150,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $9,000 from two investors.

On September 26, 2011, the Company sold a total of 700,000 shares of common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $42,000 from three investors.

The Company used the proceeds of the sale (i) for exploration and development of Can-Cal’s current properties, including ongoing laboratory processing and metallurgy testing in relation to precious metal extraction from Can-Cal’s Pisgah and Wikieup properties; (ii) for general working capital requirements.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2011.

ITEM 6.  SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K.  Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties.  As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At December 31, 2011, we had cash on hand of approximately $38,000 available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during 2011 and 2010 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property.  On January 23, 2012 we entered into a mineral lease agreement with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale.  The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee.  We will receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed.

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

Results of Operations for the Years Ended December 31, 2011 and 2010:

	Years Ended December 31,		Increase / (Decrease)
	2011	2010
	Amount	Amount	$	%
Expenses:
General & administrative	$ 311,743	$ 318,602	$ (6,859)	(2%)
Exploration costs	46,499	12,981	33,518	258%
Depreciation	8,230	9,381	(1,151)	(12%)
Officer salary	120,000	120,000	-	-
Total operating expenses	486,472	460,964	25,508	6%

Net operating loss	(486,472)	(460,964)	25,508	6%

Other income (expense):
Other income	12,400	7,098	5,302	75%
Gain on extinguishment of debts	1,152,039	-	1,152,039	100%
Interest income	-	23	(23)	(100%)
Rental revenue	39,000	29,791	9,209	31%
Loss on disposal of fixed assets	(23,673)	-	23,673	100%
Interest expense	(118,490)	(148,803)	(30,313)	(20%)
Total other income (expense)	1,061,276	(111,891)	1,173,168	1,048%

Net income (loss)	$ 574,804	$ (572,855)	$ 1,147,659	200%

Revenues:

We are an exploration stage company and had no revenue to recognize in the years ended December 31, 2011 and 2010.  As such, there were no comparative revenues or cost of revenues.

General and Administrative:

General and administrative expenses were $311,743 for the year ended December 31, 2011 compared to $318,602 for the year ended December 31, 2010, a decrease of $6,859 or approximately 2%.  The decrease in general and administrative expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 was due to decreased professional fees provided during 2011 as we made improvements in our reporting procedures that enabled us to become more cost effective.

Exploration Costs:

For the year ended December 31, 2011, exploration costs were $46,499 compared to $12,981 for the year ended December 31, 2010, an increase of $33,518, or 258%.  The increase in exploration costs for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to increased exploration activities at our Pisgah and Wikieup locations.

Depreciation:

For the year ended December 31, 2011, depreciation expense was $8,230 compared to $9,381 for the year ended December 31, 2010, a decrease of $1,151, or 12%.  The decrease in depreciation expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to diminishing depreciation expense as assets have become fully depreciated and have not been replaced.

Officer Salary:

For the year ended December 31, 2011, officer salary expense was $120,000 compared to $120,000 for the year ended December 31, 2010.  Officer salary expense for the year ended December 31, 2011 compared to the year ended December 31, 2010 remained constant as our CEO’s compensation is fixed at $10,000 per month.  All salaries payable in 2011 and 2010 were accrued, but not paid, and remain an outstanding obligation of the Company.

Net Operating Loss:

Net operating loss for the year ended December 31, 2011 was $486,472, or ($0.01) per share, compared to a net operating loss of $460,964 for the year ended December 31, 2010, or ($0.01) per share, an increase of $25,508 or 6%.  Net operating loss increased primarily due to increased exploration activities in 2011 compared to 2010.

Other Income:

Other income was $12,400 for the year ended December 31, 2011 compared to $7,098 for the year ended December 31, 2010, an increase of $5,302, or 75%.  Other income increased due to the collection of proceeds of $12,400 received in settlement of misappropriated funds by our former bookkeeper compared to the collection of $3,500 during the year ended December 31, 2010, an increase of $8,900 over the comparative period.  Other income in the comparative year ended December 31, 2010 also included $3,598 of other income related to the conversion of previously issued convertible debentures settled through the issuance of equity outside of the terms of the convertible debentures that was not recognized during the year ended December 31, 2011.  The note holders agreed to forgive all unpaid interest as part of the conversions.

Gain on extinguishment of debts:

Gain on extinguishment of debts was $1,152,039 for the year ended December 31, 2011 compared to $-0- for the year ended December 31, 2010.  The gain on extinguishment of debts in 2011 consisted of a total of $852,767 of principal and accrued interest that was written off during 2011 in accordance with the statute of limitations, along with another $17,268 of accrued interest on a debt that was previously paid in full.  We also recognized a gain of $282,004 due to the forgiveness of accrued salaries previously earned by our former CEO, Ron Sloan.

Interest Income:

Interest income was $-0- for the year ended December 31, 2011 compared to $23 for the year ended December 31, 2010, a decrease of $23, or 100%.  The decrease in interest income for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to the closure of interest bearing savings accounts in the latter part of 2010, as bank charges related to those accounts exceeded the benefit derived from the realized interest income.

Rental Revenue:

Rental revenue was $39,000 for the year ended December 31, 2011 compared to $29,791 for the year ended December 31, 2010, an increase of $9,209, or 31%.  The increase in rental revenue for the year ended December 31, 2011 compared to the year ended December 31, 2010 is due to revenues received from special leasing projects in 2011 that were not realized in 2010.  Such revenues include, but are not limited to, sub-leasing land for video shoots and television commercials.

Loss on disposal of fixed assets:

Loss on disposal of fixed assets was $23,673 for the year ended December 31, 2011 compared to $-0- for the year ended December 31, 2010.  The loss on disposal of fixed assets in 2011 consisted of the disposal of an ARC Furnace with a historical cost basis of $32,386 and accumulated depreciation of $8,713, resulting in a loss on disposal of $23,673.

Interest Expense:

Interest expense was $118,490 for the year ended December 31, 2011 compared to $148,803 for the year ended December 31, 2010, a decrease of $30,313, or 20%, which decreased primarily to the extinguishment of debts during the fourth quarter of 2011.  Interest expense during the year ended December 31, 2011 included $57,626 related to the additional fair value of warrants extended based on estimated valuations using a Black-Scholes valuation model, and during the year ended December 31, 2010, included $74,403 of interest expense related to debt conversions pursuant to the issuance of warrants and related estimated valuations based on Black-Scholes calculations.

Net Income (Loss):

The net income (loss) for the year ended December 31, 2011 was $574,804 compared to a net loss of ($572,855) for the year ended December 31, 2010, resulting in an increased net income (loss) of $1,147,659, or 200%.  Net income (loss) increased primarily due to a gain of $1,152,039 on the extinguishment of debts in 2011 that were not realized during the comparative period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2011 compared to December 31, 2010.

	December 31, 2011	December 31, 2010
Total Assets	$65,928	$74,115

Accumulated (Deficit)	$(9,680,779)	$(10,255,583)

Stockholders’ Equity (Deficit)	$(391,705)	$(1,385,448)

Working Capital (Deficit)	$(398,288)	$(1,423,934)

At December 31, 2011, we had total assets of $65,928, consisting principally of cash, prepaid expenses and property and equipment.  We have implemented financial controls in the business to ensure each expense is warranted and needed.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

We have certain fixed contractual obligations and commitments.  The table below summarizes our contractual obligations as of December 31, 2011 and for the future periods identified.  The exploration of our properties, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements.  We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Repayment of debt (1)	$55,806	$55,806	$ --	$ --	$ --

Total Contractual Cash Obligations	$55,806	$55,806	$ --	$ --	$ --

(1) Includes total principal amounts of $53,062 and interest of $2,744.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements.  We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2011 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Can-Cal Resources Ltd.

We have audited the accompanying balance sheets of Can-Cal Resources Ltd. as of December 31, 2011 and 2010, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2011, and the period from inception (March 22, 1995) to December 31, 2011. Can-Cal Resources Ltd.’s management is responsible for these financial statements.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2011, and the period from inception (March 22, 1995) to December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

 /s/ L. L. Bradford & Company, LLC

Las Vegas, Nevada

March 30, 2012

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	December 31,	December 31,
	2011	2010
ASSETS

Current assets:
Cash	$ 37,846	$ 17,202
Other current assets	21,499	18,427
Total current assets	59,345	35,629

Property and equipment (net of accumulated
depreciation of $26,971 and $27,454, respectively)	6,583	38,486

Total assets	$ 65,928	$ 74,115

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 25,936	$ 98,795
Accounts payable, related parties	120,632	60,000
Accrued expenses	4,967	-
Accrued interest	-	469,852
Accrued interest, related parties	2,744	680
Accrued salaries	241,125	403,328
Notes payable	-	360,550
Notes payable, related party	53,062	57,191
Unearned rental revenues	9,167	9,167
Total current liabilities	457,633	1,459,563

Total liabilities	457,633	1,459,563

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized
38,901,246 and 30,711,203 shares issued and outstanding
as of December 31, 2011 and 2010, respectively	38,901	30,711
Subscriptions payable, 50,000 and 2,193,166 shares at
December 31, 2011 and 2010, respectively	1,500	131,590
Additional paid-in capital	9,248,673	8,707,834
(Deficit) accumulated during exploration stage	(9,680,779)	(10,255,583)
Total stockholders' (deficit)	(391,705)	(1,385,448)

Total liabilities and stockholders' (deficit)	$ 65,928	$ 74,115

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS

			March 22, 1995
	For the year ended		(inception) to
	December 31,		December 31,
	2011	2010	2011

Material sales	$ -	$ -	$ 245,500
Cost of sales	-	-	263,400

Gross loss	-	-	(17,900)

Operating expenses:
General and administrative	311,743	318,602	7,013,971
Exploration costs	46,499	12,981	595,849
Depreciation	8,230	9,381	258,784
Officer salary	120,000	120,000	1,081,176
Impairment of operating assets	-	-	443,772
Total operating expenses	486,472	460,964	9,393,552

Net operating loss	(486,472)	(460,964)	(9,411,452)

Other income (expense):
Other income	12,400	7,098	66,698
Gain on extinguishment of debts	1,152,039	-	1,152,039
Interest income	-	23	52,945
Rental revenue	39,000	29,791	394,908
Gain (loss) on disposal of fixed assets	(23,673)	-	3,128
Interest expense	(118,490)	(148,803)	(1,465,445)
Total other income (expense)	1,061,276	(111,891)	204,273

Income (loss) before provision for income taxes	574,804	(572,855)	(9,207,179)

Provision for income taxes	-	-	-

Net income (loss) from continuing operations	574,804	(572,855)	(9,207,179)

Income from discontinued operations
Income from discontinued operations	-	-	116,400
Loss on disposal of operations, net of taxes	-	-	(590,000)

Net income (loss)	$ 574,804	$ (572,855)	$ (9,680,779)

Weighted average number of common shares
outstanding - basic and fully diluted	36,285,342	30,733,602

Net income (loss) per share - basic and fully diluted	$ 0.02	$ (0.02)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

	Number ofshares	Amount	Subscription receivable	Subscription payable	Rescision liability receivable	Unamortized equity grants	Foreign currency adjustment	Additional paid-in capital	(Deficit) accumulated during exploration stage	Total stockholders' equity (deficit)
STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

Balance, March 22, 1995	-	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -	$ -

Common shares issued for services	-	-	-	-	-	-	-	-	-	-
Net loss									(1,000)	(1,000)

Balance, December 31, 1995	-	-	-	-	-	-	-	-	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	-	-	-	-	-	625,000	-	628,400
Prior period adjustment, investment in joint venture	-	-	-	-	-	-	-	-	497,900	497,900
Net loss									(497,000)	(497,000)

Balance, December 31, 1996	3,441,217	3,400	-	-	-	-	-	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	-	-	-	-	-	1,051,400	-	1,054,400
Net loss									(1,044,700)	(1,044,700)

Balance, December 31, 1997	6,447,652	6,400	-	-	-	-	-	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	-	-	-	-	-	211,200	-	211,800
Foreign currency translation adjustment	-	-	-	-	-	-	8,500	-	-	8,500
Net loss									(353,000)	(353,000)

Balance, December 31, 1998	7,005,161	7,000	-	-	-	-	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	-	-	-	-	-	572,600	-	573,800
Foreign currency translation adjustment	-	-	-	-	-	-	(11,800)	-	-	(11,800)
Realized foreign currency translation loss	-	-	-	-	-	-	3,300	-	-	3,300
Prior period Adjustment	-	-	-	-	-	-	-	-	15,000	15,000
Elimination of subsidiary upon disposal	-	-	-	-	-	-	-	-	116,400	116,400
Net loss									(1,038,500)	(1,038,500)

Balance, December 31, 1999	8,253,782	8,200	-	-	-	-	-	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	-	-	-	-	-	948,400	-	949,600
Net loss									(962,500)	(962,500)

Balance, December 31, 2000	9,372,791	9,400	-	-	-	-	-	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	-	-	-	-	-	81,500	-	82,300
Net loss									(704,500)	(704,500)

Balance, December 31, 2001	10,158,738	10,200	-	-	-	-	-	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	-	-	-	-	-	269,900	-	271,000
Common shares issued for services	92,292	100	-	-	-	-	-	23,800	-	23,900
Options granted for services	-	-	-	-	-	-	-	7,100	-	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	-	-	-	-	-	119,500	-	119,800
Warrants granted for loan fees on convertible notes payable, related party	-	-	(16,700)	-	(16,700)	(16,700)	-	16,700	-	(33,400)
Common shares issued for loan fees on convertible notes payable, related party	30,000	-	(13,500)	-	(13,500)	(13,500)	-	13,500	-	(27,000)
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	20,500	-	20,500
Amortization of loan fees	-	-	8,200	-	8,200	8,200	-	-	-	24,600
Net loss									(709,300)	(709,300)

Balance, December 31, 2002	11,683,987	11,700	(22,000)	-	(22,000)	(22,000)	-	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	-	-	-	-	-	163,900	-	164,700
Common shares issued for services	381,260	400	-	-	-	-	-	63,800	-	64,200
Options granted for services	-	-	-	-	-	-	-	61,300	-	61,300
Common shares issued for repayment of note payable, related partry common shares issued for repayment of note payable, related party in the amount of $78,3000, including accrued interest of $43,300	364,305	400	-	-	-	-	-	77,900	-	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	38,300	-	38,300
Amortization of loan fees	-	-	15,000	-	15,000	15,000	-	-	-	45,000
Net loss									(711,100)	(711,100)

Balance, December 31, 2003	13,252,962	13,300	(7,000)	-	(7,000)	(7,000)	-	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	-	-	-	-	-	306,400	-	308,000
Common shares issued for exercise of warrants	701,275	700	-	-	-	-	-	124,900	-	125,600
Common shares issued for services	390,224	400	-	-	-	-	-	73,800	-	74,200
Warrants granted for services	-	-	-	-	-	-	-	12,200	-	12,200
Interest expense for warrants granted	-	-	-	-	-	-	-	280,200	-	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	-	-	-	-	-	228,500	-	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	-	-	-	-	-	99,000	-	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	-	-	-	-	-	82,400	-	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	-	-	-	-	-	-	-	17,600	-	17,600
Amortization of loan fees	-	-	7,000	-	7,000	7,000	-	-	-	21,000
Net loss									(1,030,500)	(1,030,500)

Balance, December 31, 2004	17,860,026	17,900	-	-	-	-	-	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	-	-	-	-	-	152,700	-	153,500
Common shares issued for exercise of warrants	349,545	300	-	-	-	-	-	69,500	-	69,800
Net loss									(421,800)	(421,800)

Balance, December 31, 2005	18,972,071	19,000	-	-	-	-	-	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	-	-	-	-	-	642,100	-	644,500
Common warrants exercised for cash	174,000	200	-	-	-	-	-	43,300	-	43,500
Common shares issued for services	19,500	-	-	-	-	-	-	5,000	-	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	-	-	-	-	-	80,600	-	81,000
Common shares issued in satisfaction of notes payable - related parties	56,821	100	-	-	-	-	-	11,800	-	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	-	-	-	-	-	41,700	-	41,900
Common shares issued for asset acquisition	1,000,000	1,000	-	-	-	-	-	399,000	-	400,000
Option granted to officers and directors	-	-	-	-	-	-	-	123,500	-	123,500
Warrants granted for services	-	-	-	-	-	-	-	2,200	-	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	-	-	-	-	-	-	-	65,400	-	65,400
Warrants granted in satisfaction of notes payable - related parties	-	-	-	-	-	-	-	9,600	-	9,600
Warrants granted in satisfaction of convertible debenture	-	-	-	-	-	-	-	40,000	-	40,000
Net loss									(621,000)	(621,000)

Balance, December 31, 2006 (Restated)	23,263,086	23,264	-	-	-	-	-	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	-	-	-	-	-	188,698	-	189,190
Common warrants exercised for cash	745,372	745	-	-	-	-	-	185,598	-	186,343
Common shares issued for services	4,000	4	-	-	-	-	-	2,010	-	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	-	-	-	-	-	21,950	-	22,000
Debt forgiveness, related party	-	-	-	-	-	-	-	147,419	-	147,419
Net loss									(604,913)	(604,913)

Balance, December 31, 2007 (Restated)	24,555,253	24,555	-	-	-	-	-	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	-	-	-	-	-	8,091	-	8,124
Net loss									(1,016,661)	(1,016,661)

Balance, December 31, 2008	24,587,753	24,588	-	-	-	-	-	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	-	-	-	-	362,899	-	340,825
Common shares issued for debt conversion to related parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	-	-	-	-	-	395,404	-	398,593
Warrants granted in connection with debt conversion	-	-	-	-	-	-	-	78,961	-	78,961
Common shares issued for services	122,000	122	-	-	-	-	-	15,338	-	15,460
Common shares cancelled per rescission order	(126,898)	(127)	-	-	-	-	-	(55,660)	-	(55,787)
Rescission liability receivable	-	-	-	-	(12,125)	-	-	-	-	(12,125)
Net loss								-	(595,554)	(595,554)

Balance, December 31, 2009	30,698,196	30,698	(25,000)	-	(12,125)	-	-	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	-	-	-	-	4,960	-	30,000
Receipt of payment on rescission liability receivable	-	-	-	-	12,125	-	-	-	-	12,125
Common shares awarded for debt conversion, 2,146,666 shares	-	-	-	128,800	-	-	-	-	-	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	-	-	-	-	-	-	-	74,403	-	74,403
Common shares awarded for commissions, 46,500 shares	-	-	-	2,790	-	-	-	-	-	2,790
Common shares cancelled	(26,993)	(27)	-	-	-	-	-	27	-	-
Net loss									(572,855)	(572,855)

Balance, December 31, 2010	30,711,203	30,711	-	131,590	-	-	-	8,707,834	(10,255,583)	(1,385,448)

Common shares issued for cash	5,824,584	5,825	-	-	-	-	-	343,650	-	349,475
Common shares granted for commissions, 50,000 shares	-	-	-	1,500	-	-	-	-	-	1,500
Common shares issued for previous debt conversions	2,146,666	2,146	-	(128,800)	-	-	-	126,654	-	-
Common shares issued for commissions	218,793	219	-	(2,790)	-	-	-	12,909	-	10,338
Extension of previously granted warrants, 6,377,496 warrants	-	-	-	-	-	-	-	57,626	-	57,626
Net income									574,804	574,804

Balance, December 31, 2011	38,901,246	$ 38,901	$ -	$ 1,500	$ -	$ -	$ -	$ 9,248,673	$ (9,680,779)	$ (391,705)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS

			March 22, 1995
	For the year ended		(inception) to
	December 31,		December 31,
	2011	2010	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 574,804	$ (572,855)	$ (9,680,779)
Adjustments to reconcile net income (loss)
to net cash used in operating activities:
Depreciation and amortization	8,230	9,381	275,784
Bad debts	-	-	207,100
Loss on disposal of fixed assets	23,673	-	17,172
Gain on extinguishment of debts	(870,035)	-	(870,035)
Gain on extinguishment of accrued salary	(282,004)	-	(282,004)
Stock based compensation granted for services	11,838	2,790	562,902
Stock based compensation granted for financing and interest	57,626	74,403	734,190
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	938,600
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	445,667
Decrease (increase) in assets:
Other current assets	(3,072)	(17,127)	(114,094)
Increase (decrease) in liabilities:
Accounts payable	(72,859)	43,197	(41,976)
Accounts payable, related parties	60,632	60,000	120,632
Accrued expenses	4,967	-	4,967
Accrued interest	39,633	53,524	538,578
Accrued interest, related parties	2,064	-	2,744
Accrued salaries	119,801	121,324	523,129
Unearned revenues	-	(2,291)	9,167
Net cash used in operating activities	(324,702)	(227,654)	(6,865,256)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Puchase of property and equipment	-	(767)	(769,411)
Proceeds from sale of property and equipment	-	-	26,100
Net cash used in investing activities	-	(767)	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	128,800	128,800
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	-	62,191	907,791
Principal payments on notes payable, related parties	(4,129)	(5,000)	(383,179)
Proceeds from the issuance of common stock	349,475	42,125	7,498,801
Net cash provided by financing activities	345,346	228,116	8,410,713

Net increase (decrease) in cash	20,644	(305)	37,846
Cash, beginning of period	17,202	17,507	-
Cash, end of period	$ 37,846	$ 17,202	$ 37,846

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

Non-cash investing and financing activities:
Shares awarded for debt conversion	$ -	$ 128,800

The accompanying notes are an integral part of these financial statements.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,680,779 and used net cash in operations of $6,865,256 for the period from inception (March 22, 1995) through December 31, 2011. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Stock-Based Compensation

The Company has adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $69,464 and $77,193 for the years ended December 31, 2011 and 2010, respectively, based on the fair value of the common stock at the grant date.

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

NOTES TO FINANCIAL STATEMENTS

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

In May 2011, the FASB issued ASU 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (ASU 2011-04), which is effective for annual reporting periods beginning after December 15, 2011.  This guidance amends certain accounting and disclosure requirements related to fair value measurements.  Additional disclosure requirements in the update include: (1) for Level 3 fair value measurements, quantitative information about unobservable inputs used, a description of the valuation processes used by the entity, and a qualitative discussion about the sensitivity of the measurements to changes in the unobservable inputs; (2) for an entity’s use of a nonfinancial asset that is different from the asset’s highest and best use, the reason for the difference; (3) for financial instruments not measured at fair value but for which disclosure of fair value is required, the fair value hierarchy level in which the fair value measurements were determined; and (4) the disclosure of all transfers between Level 1 and Level 2 of the fair value hierarchy.  ASU 2011-04 will become effective for the Company on January 1, 2012.  The adoption of ASU 2011-04 is not expected to have a material impact on our financial position or results of operations.

In April 2011, the FASB issued ASU 2011-02, “Receivables (Topic 310): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring”. This amendment explains which modifications constitute troubled debt restructurings (“TDR”). Under the new guidance, the definition of a troubled debt restructuring remains essentially unchanged, and for a loan modification to be considered a TDR, certain basic criteria must still be met. For public companies, the new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructuring occurring on or after the beginning of the fiscal year of adoption.  The adoption of ASU 2011-02 is not expected to have a material impact on our financial position or results of operations.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net income of $574,804 for the year ended December 31, 2011, but is expected to have losses for the forseeable future and had a working capital deficit of $398,288 at December 31, 2011. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 3 – Related Party

On September 15, 2011, we repaid $129 on an unsecured note payable due to our CEO, G. Michael Hogan.

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the year ended December 31, 2011.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the year ended December 31, 2011.

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

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of December 31, 2011.

We owed accrued salaries to our CEO of $240,000 and $120,000 at December 31, 2011 and December 31, 2010, respectively.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of December 31, 2011. As of December 31, 2011 we owed Futureworth Capital Corp. $120,632, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 4 – Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. As of December 31, 2011 and 2010, the Company recorded a write down in the amount of $-0- and $-0-, respectively. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2011	2010

Machinery and equipment	$1,000	$33,386
Transportation equipment	31,787	31,787
Furniture and fixtures	767	767
	33,554	65,940
Less accumulated depreciation	(26,971)	(27,454)
	$6,583	$38,486

Depreciation expense totaled $8,230 and $9,381 for the years ended December 31, 2011 and 2010, respectively.

During 2011, we disposed of an Arc Furnace with a cost basis of $32,386 that had accumulated depreciation of 8,713 and was no longer in service. No proceeds were received from the disposals and a $23,673 loss on disposal of fixed assets was recognized in the statement of operations. The disposals by classification of property and equipment are as follows:

	December 31,	December 31,
	2011	2010

Machinery and equipment	$32,386	$106,638
Transportation equipment	-	7,298
Furniture and fixtures	-	14,735
	$32,386	$128,671

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 6 – Notes Payable

Notes payable consisted of the following as of December 31, 2011 and 2010, respectively:

	December 31,	December 31,
	2011	2010

Note payable, secured by real property, bearing interest at 16% per annum, interest only payments payable in semi-annual payments, matured November 2005. The Company was in default of interest payments totaling $472,000 and $424,000 of principal, respectively. Total principal and accrued interest of $772,000 was written off in accordance with the statute of limitations and is presented in other income on the statement of operations as of December 31, 2011.	$-	$300,000

Note payable, secured by real property, bearing interest at 8% per annum, matured July 2008. Total principal and accrued interest of $33,497 was written off in accordance with the statute of limitations and is presented in other income on the statement of operations as of December 31, 2011.	-	25,114

Note payable, secured by real property, bearing interest at 8% per annum, matured June 2008. Total principal and accrued interest of $47,270 was written off in accordance with the statute of limitations and is presented in other income on the statement of operations as of December 31, 2011.	-	35,436

Note payable, unsecured, non-interest bearing note to an employee due on demand, related party.	-	4,000

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	25,000	25,000

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	28,062	28,191

Total notes payable	53,062	417,741

Less: current portion	53,062	417,741

Notes payable, less current portion	$-	$-

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Future maturities of notes payable are as follows as of December 31, 2011:

2012	$53,062
2013	-
2014	-
2015	-
Thereafter	-
$53,062

Interest expense totaled $118,490 and $148,803 for the years ended December 31, 2011 and 2010, respectively.

During the year ended December 31, 2011, in connection with the cancellation of obligations with certain debt holders, the Company recognized a gain of $870,035 representing the entire carrying value of the amounts due on four promissory notes that have been extinguished in accordance with the statute of limitations, consisting of total principal of $360,550 and total accrued interest of $509,485 as of December 31, 2011.

Note 7 – Unearned Rental Revenues

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2011 and 2010, we had unearned revenue from this agreement totaling $9,167 and $9,167, respectively.

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

Mining reclamation costs - Mining and reclamation permits, and an air quality permit have been issued by the California regulatory agencies in the names of both Twin Mountain, our joint venture partner, and the Company. The Company posted a cash bond in the amount of $1,379 (1% of the total bond amount) and Twin Mountain has posted the remainder of the $137,886 bond. If Twin Mountain defaults, we would be responsible for reclamation of the property, but reclamation costs incurred in that event would be paid in whole or part by the bond posted by us and Twin Mountain. Reclamation costs are not presently determinable.

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

2005

During the twelve months ended December 31, 2005, we sold 712,500 restricted common shares to 21 Canadian residents for a total of $142,500, and issued warrants to purchase 712,500 restricted common shares, exercisable at $0.25 per share. These securities were issued in private transactions in reliance on exemption from registration with the SEC provided by Regulation S .

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Finders acting in connection with the conversion are entitled to receive aggregate fees of $2,790 and 46,500 shares of common stock. The fair market value of the common stock payable based on the closing stock price at the grant date was $2,790.

2011

On January 4, 2011, the Company sold 680,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $40,800. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 4, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 5, 2011, the Company issued a total of 2,146,666 shares of its par value common stock to satisfy subscriptions payable outstanding as of December 31, 2010 related to debts converted by a total of nine investors in the amount of $128,800.

On January 26, 2011, the Company sold 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On January 26, 2011, the Company sold 85,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,100. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On February 25, 2011, the Company sold 170,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,200. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 16, 2011, the Company sold a total of 698,334 shares of common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $41,900 from four investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 1, 2011, the Company sold a total of 320,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $19,200 from three investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On May 31, 2011, the Company sold a total of 255,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $15,300 from two investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 10, 2011, the Company sold a total of 565,250 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $33,915 from six investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On June 22, 2011, the Company sold a total of 595,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $35,700 from three investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

On June 29, 2011, the Company sold a total of 1,067,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $64,020 from five investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On July 12, 2011, the Company sold 84,000 shares of common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds $5,040. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On September 26, 2011, the Company sold a total of 700,000 shares of common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $42,000 from three investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 14, 2011, the Company sold a total of 150,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $9,000 from two investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 18, 2011, the Company sold a total of 200,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $12,000 from two investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On October 24, 2011, the Company issued a total of 218,793 shares of its common stock as commissions on the sale of securities amongst three different sales persons. The total fair value of the common stock was $12,078 based on the closing price of the Company’s common stock on the date of grant. The Company elected not to net these commissions against the proceeds received from the sales and recognized the $12,078 of finance costs as interest expense within the statement of operations.

On December 29, 2011 the Company granted 50,000 shares of common stock to an employee for services rendered. The fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were authorized, but unissued and recognized as a subscription payable as of December 31, 2011.

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

On June 6, 2011, options to purchase 500,000 shares of common stock, exercisable at $0.20 per share, held by our former CEO expired.

On June 6, 2011, options to purchase 500,000 shares of common stock, exercisable at $0.16 per share, held by a former employee expired.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

On June 30, 2011, the Company extended 348,320 previously granted common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $3,147 and was recognized as interest expense during the year ended December 31, 2011.

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the year ended December 31, 2011.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the year ended December 31, 2011.

On June 30, 2011, the Company extended a total of 2,287,944 previously granted common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $20,674 and was recognized as interest expense during the year ended December 31, 2011.

In accordance with ASC 505, “Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. The following is a summary of information about the stock options outstanding at December 31, 2011.

Shares Underlying
Shares Underlying Options Outstanding			Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.16 - $0.20	-	-0- years	$0.18	-	$-

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

     NOTES TO FINANCIAL STATEMENTS

The fair value of each option and warrant grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31
	2011	2010

Average risk-free interest rates	-%	1.02%
Average expected life (in years)	-	1.0
Volatility	-%	179%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2011 and 2010, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

There were no options issued during the years ended December 31, 2011 and 2010, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

	Options Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	1,000,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2010	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	1,000,000	0.18
Balance, December 31, 2011	-	$-

Warrants

On January 22, 2010, the Company granted 40,000 stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with financing activities relating to stock sold on January 22, 2010. These warrants were exercisable upon issuance and expire on March 31, 2011.

On December 31, 2010, the Company granted 2,146,666 common stock warrants with an exercise price of $0.08 per share. These stock warrants were granted in connection with the conversion of $128,800 of previously issued convertible debentures on December 31, 2010 to a total of nine investors in exchange for a total of 2,146,666 shares. These warrants were exercisable upon issuance and expire on December 31, 2012.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, the Company granted a total of 5,824,584 common stock warrants with an exercise price of $0.08 per share for its common stock amongst a total of thirty six investors. These stock warrants were granted in connection with financing activities related to the sale of common stock sold at various dates between January 4, 2011 and October 18, 2011. These warrants were exercisable upon issuance and expire two years from the date of grant, consisting of maturity dates between January 4, 2013 and October 18, 2011.

A total of 1,064,000 and 2,129,812 warrants expired during the years ended December 31, 2011 and 2010, respectively.

The following is a summary of information about the common stock warrants outstanding at December 31, 2011:

Shares Underlying
Shares Underlying Options Outstanding			Options Exercisable

Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.15	14,348,746	1.05 years	$0.11	14,348,746	$0.11

The following is a summary of the common stock warrant activity as of December 31, 2011.

	Warrants Outstanding	Weighted Average Exercise Price

Balance, January 1, 2010	9,336,596	$0.15
Granted	2,186,666	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,935,100)	0.17
Balance, December 31, 2010	9,588,162	0.13
Granted	5,824,584	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,064,000)	0.15
Balance, December 31, 2011	14,348,746	$0.11

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2011, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $8,076,600 and $8,266,900 of federal net operating losses at December 31, 2011 and 2010, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2011	2010
Deferred tax asset:
Net operating loss carry forwards	$ 2,826,810	$ 2,893,415
Total deferred tax assets:	2,826,810	2,893,415
Less: Valuation allowance	(2,826,810)	(2,893,415)
Net deferred tax assets	$ -	$ -

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2011 and 2010.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2011	2010

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Gain from Extinguishment of Debt

During the year ended December 31, 2011, in connection with the settlement of obligations involving our former CEO, Ron Sloan, the Company recognized a gain of $282,004 representing the entire carrying value of the amounts due to Mr. Sloan for unpaid accrued salary earned prior to January 1, 2010 which were forgiven by Mr. Sloan on November 19, 2011.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

During the year ended December 31, 2011, in connection with the cancellation of obligations with certain debt holders, the Company recognized a gain of $870,035 representing the entire carrying value of the amounts due on four promissory notes that have been extinguished in accordance with the statute of limitations, consisting of total principal of $360,550 and total accrued interest of $509,485 as of December 31, 2011.

The Company evaluated the classification of this gain and determined that the gain does not meet the criteria for classification as an extraordinary item. As a result, the gain has been included as “Gain on extinguishment of debt” under “Other income (expense)” within income from continuing operations in the accompanying Statement of Operations for the year ended December 31, 2011.

Note 14 – Subsequent Events

On January 23, 2012 we entered into a mineral lease agreement at our Pisgah property with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale. The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. We will receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed.

On January 26, 2012, the Company issued 100,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $300 and 5,000 Common Shares.

On January 27, 2012, the Company issued 100,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $6,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $300 and 5,000 Common Shares.

On January 30, 2012, the Company appointed Mr. Thompson MacDonald to the Board of Directors.

On March 16, 2012, the Company issued 150,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $9,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $450 and 7,500 Common Shares.

On March 16, 2012, the Company issued 83,333 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $250 and 4,167 Common Shares.

On March 16, 2012, the Company issued 166,666 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $500 and 8,333 Common Shares.

On March 16, 2012, the Company issued 166,666 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $500 and 8,333 Common Shares.

On March 20, 2012, the Company issued 50,000 shares of its common stock to an employee in consideration for services provided. The shares were granted on December 29, 2011 and were presented as subscriptions payable as of December 31, 2011 in the amount of $1,500, the fair market value of the common stock on the grant date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our President has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2011.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments.  Based on this assessment, management determined that, during the year ended December 31, 2011, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below.  This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

ITEM 9B.  OTHER INFORMATION.

On January 31, 2012, following the Company’s fiscal year ended December 31, 2011, Can-Cal reappointed Mr. Thompson MacDonald, ICD.D, of Calgary, Alberta, Canada to the Board of Directors. Mr. MacDonald had previously been appointed to the Board on June 4, 2009 but resigned November 13, 2009 in order to complete outside business commitments.

Mr. MacDonald has an extensive background in Corporate Governance serving on public, private and not for profit boards. He has served as Chairman of Walton Global Investments, an Alberta land assembly and development company; and as Chairman of ENMAX, an Alberta based Electric Utility. Mr. MacDonald is a Director of FoodChek Systems Inc., a Calgary, Alberta food safety pathogen testing company, where he is Chairman of the Corporate Governance and Compensation Committee.

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

Name	Age	Position and Tenure

G. Michael Hogan	73	President and Chief Executive Officer since November 17, 2009, and a Director.

William J. Hogan	62	Secretary and a Director since July 31, 2009

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

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 2012, we had two directors.  Our chairman of the board of directors, William J. Hogan, receives annual compensation in the amount of $60,000 to be paid in a combination of cash and restricted shares of the Company’s common stock, as funds are available.  The board can approve to award the compensation in a combination of cash or common stock as agreed upon to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month.  In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings.  In the future, the Board of Directors may issue non-qualified options to non-executive directors.  The terms of such options to be granted have not yet been established.

Our other director, Mr. G. Michael Hogan, who also serves as CEO and President, receives compensation for his services as CEO and President in the amount of $120,000 annually.  The board can approve to award the compensation in a combination of cash or common stock as agreed upon to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month.

William J. Hogan’s and G. Michael Hogan’s salaries for 2011 and 2010 were accrued, but not paid.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2011 through December 31, 2011 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to G. Michael Hogan, President/Chairman, 8205 Aqua Spray Avenue, Las Vegas, Nevada 89128.

ITEM 11.  EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the years ended December 31, 2011, 2010 and 2009 for our chief executive officers and directors.

Summary Compensation Table

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
G Michael Hogan	2011	$120,000(1)	$--	$--	$--	$120,000
President, CEO, Director	2010	$120,000(1)	$--	$--	$--	$120,000
	2009	$ -	$--	$--	$--	$ -

William J. Hogan	2011	$60,000(1)	$--	$--	$--	$ 60,000
Secretary, Chairman	2010	$60,000(1)	$--	$--	$--	$ 60,000
	2009	$ -	$--	$--	$--	$ -

Ronald D. Sloan	2011	$ -	$--	$--	$--	$ -
Former President, CEO	2010	$ -	$--	$--	$--	$ -
	2009	$110,000(2)	$--	$--	$--	$110,000

Officers as a Group	2011	$180,000	$--	$--	$--	$180,000
	2010	$180,000	$--	$--	$--	$180,000
	2009	$110,000	$--	$--	$--	$110,000

(1)

Accrued, but not paid.

(2)

Former Chief Executive Officer/President.  From April 2006 to present accrued at the rate of $10,000 per month.  Mr. Sloan resigned in 2009.  On November 19, 2011 Mr. Sloan forgave a total of $282,004 of accrued salary.  As of December 31, 2011, Mr. Sloan was no longer owed any unpaid compensation.

Grants of Plan-Based Awards in Fiscal 2011

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2011.

Outstanding Equity Awards at 2011 Fiscal Year-End

There were no unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2011.

Option Exercises for 2011

There were no options issued or exercised by our former executive officer in fiscal 2011.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on March 8, 2012 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers.  The percentage of beneficial ownership for the following table is based on 39,151,246 shares of common stock outstanding as of March 8, 2012.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose.  Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power.  It also includes shares of common stock that the shareholder has a right to acquire within 60 days after March 8, 2012 pursuant to options, warrants, conversion privileges or other right.  The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

			Percent of
			Outstanding Shares of
Name and Address of Beneficial Owner, Officer or Director(1)	Number of Shares		Common Stock(2)

G. Michael Hogan, Chief Executive Officer, President and Director (3)	4,943,779	(4)	11.9%
William J. Hogan, Director(3)	2,166,968	(5)	5.4%
Thompson MacDonald, Director(3)	1,301,736	(6)	3.3%
All Current Directors and Executive as a Group	8,412,483		20.6%

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

(4)

Includes warrants to purchase an additional 2,439,920 shares.

(5)

Includes warrants to purchase an additional 1,301,312 shares.

(6)

Includes warrants to purchase an additional 867,824 shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2011 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

Plan Category	Number of shares to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column (a)(c)
2003 Qualified ISOP (1,500,000 shares)	-	$ -	1,500,000

Equity compensation plans not approved by stockholders	-	-	-

Total	-	$ -	1,500,000

Total shares underlying unexercised options cannot exceed 10% of the Company’s total issued and outstanding shares of common stock, calculated on a pro forma basis.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the year ended December 31, 2011.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the year ended December 31, 2011.

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

 (7) L.L. Bradford & Company was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2011 and 2010. L.L. Bradford & Company billed us as follows for the years ended December 31, 2011 and 2010, respectively:

	For the Fiscal Years
	Ended December 31,
	2011	2010

Audit Fees (a)	$25,000	$24,000
Audit-Related Fees (b)	-	-
Tax Fees (c)	-	-
All Other Fees (d)	-	750
Total fees paid or accrued to our principal accountants	$25,000	$24,750

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.

(b)

For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2011, and 2010, respectively.

(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2011 and 2010, respectively.

(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10	Form of Mineral Lease Agreement	X
31.1	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32	Certification of G. Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pigsah, Wikeiup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
99.7	Press Release stated February 19, 2010		8-K			02/25/10
99.8	Press Release stated January 4, 2011		8-K			01/04/11
99.9	Press Release stated February 23, 2011		8-K			03/03/11
99.10	Press Release stated January 31, 2012		8-K			01/31/12
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By: /s/ G. Michael Hogan

       G. Michael Hogan, President and Chief Executive Officer

Date: March 30, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ G. Michael Hogan G. Michael Hogan	Chief Executive Officer, President & Director (Principal Executive Officer and Principal Financial Officer)	March 30, 2012

/s/ William J Hogan William J. Hogan	Director	March 30, 2012