Form 10-K/A
period 2011-12-31
CAN CAL RESOURCES LTD
filed 2012-04-16
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Yes ☐       No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,413,913 as of June 30, 2011 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board). The voting stock held by non-affiliates on that date consisted of 35,347,819 shares of common stock.

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

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Can-Cal Resources Ltd. Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012 (the “Form 10-K”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

PART IV

ITEM 15. EXHIBITS.

(c) 3. Exhibit Index

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10*	Form of Mineral Lease Agreement		10-K	12/31/11	10	03/30/12
31.1*	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act		10-K	12/31/11	31.1	03/30/12
31.2*	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act		10-K	12/31/11	31.2	03/30/12
32*	Certification of G. Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act		10-K	12/31/11	32	03/30/12
99.1*	Summary of Significant Details Regarding Pigsah, Wikeiup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
99.7*	Press Release stated February 19, 2010		8-K			02/25/10
99.8*	Press Release stated January 4, 2011		8-K			01/04/11
99.9*	Press Release stated February 23, 2011		8-K			03/03/11
99.10*	Press Release stated January 31, 2012		8-K			01/31/12
101.INS**	XBRL Instance Document	X
101.SCH**	XBRL Schema Document	X
101.CAL**	XBRL Calculation Linkbase Document	X
101.DEF**	XBRL Definition Linkbase Document	X
101.LAB**	XBRL Labels Linkbase Document	X
101.PRE**	XBRL Presentation Linkbase Document	X

*These exhibits were previously filed as exhibits to Can-Cal Resouces Ltd.  Annual Report on Form 10K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

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

Date: April 16, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the Registrant and in the capacities and on the dates indicated have signed this report below.

Name	Title	Date

/s/ G. Michael Hogan G. Michael Hogan	Chief Executive Officer, President & Director (Principal Executive Officer and Principal Financial Officer)	April 16, 2012

/s/ William J Hogan William J. Hogan	Director	April 16, 2012

3