Form 10-Q
period 2012-03-31
CAN CAL RESOURCES LTD
filed 2012-05-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 4, 2012 was 41,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$ 48,534	$ 37,846
Other current assets	20,285	21,499
Total current assets	68,819	59,345

Property and equipment (net of accumulated
depreciation of $28,623 and $26,971, respectively)	4,931	6,583

Total assets	$ 73,750	$ 65,928

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$ 33,436	$ 25,936
Accounts payable, related parties	135,000	120,632
Accrued expenses	7,719	4,967
Accrued expenses, related parties	273,260	243,869
Unearned rental revenues	29,792	9,167
Notes payable, related parties	53,062	53,062
Total current liabilities	532,269	457,633

Total liabilities	532,269	457,633

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
39,717,911 and 38,901,246 shares issued and outstanding
as of March 31, 2012 and December 31, 2011, respectively	39,718	38,901
Subscriptions payable, 17,500, and 50,000 shares at
March 31, 2012 and December 31, 2011, respectively	1,050	1,500
Additional paid-in capital	9,295,356	9,248,673
(Deficit) accumulated during exploration stage	(9,794,643)	(9,680,779)
Total stockholders' (deficit)	(458,519)	(391,705)

Total liabilities and stockholders' (deficit)	$ 73,750	$ 65,928

See accompanying notes to condensed financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

			March 22, 1995
	For the three months ended		(inception) to
	March 31,		March 31,
	2012	2011	2012

Material sales	$ -	$ -	$ 245,500
Cost of sales	-	-	263,400

Gross loss	-	-	(17,900)

Operating expenses:
Exploration costs	8,378	7,848	604,227
General and administrative	80,369	62,303	7,094,340
Depreciation	1,652	2,193	260,436
Officer salary	30,000	30,000	1,111,176
Impairment of operating assets	-	-	443,772
Total operating expenses	120,399	102,344	9,513,951

Loss from operations	(120,399)	(102,344)	(9,531,851)

Other income (expense):
Other income	2,350	3,000	69,048
Interest income	-	-	52,945
Interest expense	(2,690)	(20,164)	(1,468,135)
Rental revenue	6,875	16,875	401,783
Gain on disposal of fixed assets	-	-	3,128
Gain on extinguishment of debts	-	-	1,152,039
Total other income (expense)	6,535	(289)	210,808

Loss before provision for income taxes	(113,864)	(102,633)	(9,321,043)

Provision for income taxes	-	-	-

Net loss from continuing operations	(113,864)	(102,633)	(9,321,043)

Income from discontinued operations:
Income from discontinued operations	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	(590,000)

Net (loss)	$ (113,864)	$ (102,633)	$ (9,794,643)

Weighted average number of common shares
outstanding - basic and fully diluted	39,083,663	33,671,721

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.00)

See accompanying notes to condensed financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the three months ended		(inception) to
	March 31,		March 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (113,864)	$ (102,633)	$ (9,794,643)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	1,652	2,193	260,436
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(3,128)
Gain on extinguishment of debts			(1,152,039)
Stock based compensation granted for services	1,050	3,115	563,952
Stock based compensation granted for financing and interest	-	-	734,190
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	764,300
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	443,772
Decrease (increase) in assets:
Other current assets	1,214	4,892	100,615
Increase (decrease) in liabilities:
Accounts payable	7,500	(60,393)	(34,476)
Accounts payable, related parties	14,368	15,000	135,000
Accrued expenses	2,752	13,211	546,297
Accrued expenses, related parties	29,391	31,192	555,264
Unearned revenues	20,625	20,625	29,792
Net cash used in operating activities	(35,312)	(72,798)	(6,900,568)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300
Purchase of property and equipment	-	-	(769,411)
Proceeds from sale of property and equipment	-	-	26,100
Net cash used in investing activities	-	-	(1,507,611)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	-	128,800
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	-	-	907,791
Principal payments on notes payable, related parties	-	(4,000)	(383,179)
Proceeds from the issuance of common stock	46,000	113,300	7,544,801
Net cash provided by financing activities	46,000	109,300	8,456,713

Net increase in cash	10,688	36,502	48,534
Cash, beginning of period	37,846	17,202	-
Cash, end of period	$ 48,534	$ 53,704	$ 48,534

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to condensed financial statements.

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

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,794,643 and used net cash in operations of $6,900,568 for the period from inception (March 22, 1995) through March 31, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $113,864 for the three months ended March 31, 2012. Also, the Company’s current liabilities exceed its current assets by $463,450 as of March 31, 2012. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

On January 30, 2012, the Company appointed Mr. Thompson MacDonald to the Board of Directors. Compensation has not yet been determined.

On January 9, 2012, we reimbursed $632 of previously incurred expenses to one of our board members.

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

We owed accrued salaries to our CEO of $270,000 and $240,000 at March 31, 2012 and December 31, 2011, respectively.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of December 31, 2011. As of March 31, 2012 we owed Futureworth Capital Corp. $135,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

Note 4 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of March 31, 2012 and December 31, 2011, respectively:

	March 31,	December 31,
	2012	2011

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	$25,000	$25,000

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	28,062	28,062

Total notes payable	53,062	53,062

Less: current portion	53,062	53,062

Notes payable, less current portion	$-	$-

Interest expense totaled $2,690 and $20,164 for the three months ended March 31, 2012 and 2011, respectively, including $516 and $516 of related party interest expense for the three months ended March 31, 2012 and 2011, respectively.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Interest expense included non-cash finance costs related to the fair value of common stock granted to non-related parties of $2,100 and $6,230 for the three months ended March 31, 2012 and 2011, respectively, as well as, interest on short term financing and long term debts to non-related parties of $74 and $13,418 for the three months ended March 31, 2012 and 2011, respectively.

Note 5 – Changes in Securities

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

On October 24, 2011, the Company issued a total of 218,793 shares of its common stock as commissions on the sale of securities amongst three different sales persons. The total fair value of the common stock was $12,078 based on the fair market value of the Company’s common stock on the date of grant. The Company elected not to net these commissions against the proceeds received from the sales and recognized the $12,078 of finance costs as interest expense within the statement of operations.

On December 29, 2011 the Company granted 50,000 shares of common stock to an employee for services rendered. The fair value of the common stock was $1,500 based on the closing price of the Company’s common stock on the date of grant. The shares were authorized, but unissued and recognized as a subscription payable as of December 31, 2011. The shares were subsequently issued on March 20, 2012.

2012

On February 15, 2012, the Company sold a total of 200,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $12,000 received amongst two investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company sold a total of 566,665 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $34,000 received amongst four investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company granted a total of 17,500 shares of its common stock as commissions on the sale of securities. The total fair value of the common stock was $1,050 based on the fair market value of the Company’s common stock on the date of grant. The Company elected not to net these commissions against the proceeds received from the sales and recognized the $1,050 of finance costs as interest expense within the statement of operations. The shares were authorized, but unissued and recognized as a subscription payable as of March 31, 2012. The shares were subsequently issued in April of, 2012.

On March 20, 2012 the Company issued 50,000 shares of its common stock to satisfy the $1,500 of subscriptions payable realized pursuant to common stock granted to an employee for services on December 29, 2011.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 6 – Options and Warrants

Options

There were no options issued during the three months ended March 31, 2012 and 2011, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

Weighted
	Options	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	1,000,000	0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(1,000,000)	(0.18)
Balance, December 31, 2011	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	(0.16)
Balance, March 31, 2012	-	-

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

On February 15, 2012, the Company granted 100,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On February 15, 2012, the Company granted 100,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 150,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 150,000 shares of common stock in exchange for proceeds of $9,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 83,3333 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 83,333 shares of common stock in exchange for proceeds of $5,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

On March 20, 2012, the Company granted 166,666 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 166,666 shares of common stock in exchange for proceeds of $10,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 166,666 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 166,666 shares of common stock in exchange for proceeds of $10,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

A total of -0- and 1,064,000 warrants expired during the three months ended March 31, 2012 and the year ended December 31, 2011, respectively.

The following table summarizes the Company’s warrant activities:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	9,588,162	0.13
Granted	5,824,584	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,064,000)	(0.15)
Balance, December 31, 2011	14,348,746	0.11
Granted	766,665	0.08
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, March 31, 2012	15,115,411	0.11

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

 (UNAUDITED)

Note 8 – Subsequent Events

Debt Repayments, Related Parties

On April 1, 2012, the Company repaid $28,062 of previous loans from the Company’s CEO.

On April 1, 2012, the Company repaid a total of $28,260 of previous loans from one of the Company’s Board of Directors, including accrued interest of $3,260.

Common Stock Issuances

On April 4, 2012, the Company sold a total of 874,982 shares of its common stock and an equal number of warrants pursuant to unit offerings amongst three individual investors in exchange for total proceeds of $52,499. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 4, 2012, the Company sold 416,667 shares of its common stock and an equal number of warrants pursuant to unit offerings to a member of the Company’s Board of Directors in exchange for proceeds of $25,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 25, 2012 the Company issued 17,500 shares of its common stock to satisfy a subscription payable in the amount of $1,050 realized pursuant to common stock granted to a sales person for commissions on the sale of securities on February 15, 2012 and March 20, 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2011 and 2010 and the and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.  Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our  Form 10-K for the year ended December 31, 2011 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At March 31, 2012, we had cash on hand of $48,534 available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during 2011 and during the first three months of 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

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

Results of Operations for the Three Months Ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$ 8,378	$ 7,848	$ 530	7%
General & administrative	80,369	62,303	18,066	29%
Depreciation	1,652	2,193	(541)	(25%)
Officer salary	30,000	30,000	-	-
Total operating expenses	120,399	102,344	18,055	18%

Loss from operations	(120,399)	(102,344)	(18,055)	18%

Other income (expense):
Other income	2,350	3,000	(650)	(22%)
Rental revenue	6,875	16,875	(10,000)	(59%)
Interest expense	(2,690)	(20,164)	17,474	(87%)
Total other income (expense)	6,535	(289)	6,824	(2,361%)

Net loss	$ (113,864)	$ (102,633)	$ (11,231)	11%

Exploration costs

Exploration costs for the three months ended March 31, 2012 increased by $530 (or 7%) from $7,848 for the three months ended March 31, 2011 to $8,378 for the three months ended March 31, 2012. The increase is due to annual price increases on our Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2012 increased by $18,066 (or 29%) from $62,303 for the three months ended March 31, 2011 to $80,369 for the three months ended March 31, 2012. The increase is principally due to increased legal fees due to credits that were granted by our attorneys during the comparative three months ended March 31, 2011 that were not granted during the three months ended March 31, 2012.

Depreciation

Depreciation for the three months ended March 31, 2012 decreased by $541 (or 25%) from $2,193 for the three months ended March 31, 2011 to $1,652 for the three months ended March 31, 2012. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended March 31, 2012 and 2011 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended March 31, 2012 increased by $18,055 (or 18%) from $102,344 for the three months ended March 31, 2011 to $120,399 for the three months ended March 31, 2012. The increase in total operating expenses was mainly a result of additional General and Administrative expenses related to increased legal fees due to credits that were granted by our attorneys during the comparative three months ended March 31, 2011 that were not granted during the three months ended March 31, 2012.

Other income (expense)

Other income for the three months ended March 31, 2012 decreased by $650 (or 22%) from $3,000 for the three months ended March 31, 2011 to $2,350 for the three months ended March 31, 2012 due to diminished collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the three months ended March 31, 2012 compared to the three months ended March 31, 2011.

Rental revenue for the three months ended March 31, 2012 decreased by $10,000 (or 59%) from $16,875 for the three months ended March 31, 2011 to $6,875 for the three months ended March 31, 2012. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Our land was leased for $10,000 related to a photo shoot that was held during the three months ended March 31, 2011 that was not realized in current period

Interest expense for the three months ended March 31, 2012 decreased by $17,474 (or 87%) from $20,164 for the three months ended March 31, 2011 compared to $2,690 for the three months ended March 31, 2012. The decrease in interest expense was due to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year.

Net loss

Our net loss for the three months ended March 31, 2012 increased by $11,231 (or 11%) from $102,633 for the three months ended March 31, 2011 compared to $113,864 for the three months ended March 31, 2012. Our increased net loss for the three months ended March 31, 2012 was primarily a result of increased general and administrative expenses related to credits that were granted by our attorneys during the comparative three months ended March 31, 2011 that were not granted during the three months ended March 31, 2012 and the absence of $10,000 of revenues related to leased land for photo shoots in the current period that were realized during the comparative three month period, as offset by decreased interest expenses related to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2012 compared to December 31, 2011.

	March 31,	December 31,	Increase / (Decrease)
	2012	2011	$	%

Current Assets	$68,819	$59,345	$ 9,474	16%

Current Liabilities	$532,269	$457,633	$ 74,636	16%

Working Capital (deficit)	$(463,450)	$(398,288)	$ 65,162	16%

Internal and External Sources of Liquidity

During the three months ended March 31, 2012 and 2011, our operating and investing activities used cash of $35,312 and $72,798, respectively, while our financing activities provided cash of $46,000 and $109,300, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Financing Activities. During the three months ended March 31, 2012 we raised a total of $46,000 from the sale of common stock to a total of six (6) accredited investors under a private placement offering through the sale of 816,665 Units of the Company at a price of US$0.06 per Unit. The terms of the private placement allow us to raise up to $1,000,000 through a private placement of units of securities (“Unit”) of the Company, at a price of US$0.06 per Unit. Each Unit consists of one share of common stock (“Common Share”) and one Common Share purchase Warrant (“Warrant”) exercisable over two years at a strike price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $1,050 and 17,500 Common Shares. The shares were recorded as subscriptions payable in the amount of $1,050 at March 31, 2012.

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

As of March 31, 2012, our cash balance was $48,534. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing. We anticipate our current cash reserves will be sufficient to support operations through December 31, 2012, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

ITEM 1A. RISK FACTORS.

Our significant business risks are described in Item 1A of Form 10-K for the year ended December 31, 2011 to which reference is made herein.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended March 31, 2012 Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

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

On February 15, 2012, the Company sold a total of 200,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for total proceeds of $12,000 received amongst two investors. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company issued 150,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $9,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $450 and 7,500 Common Shares. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company issued 83,333 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $5,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $250 and 4,167 Common Shares. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company issued 166,666 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $500 and 8,333 Common Shares. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012, the Company issued 166,666 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $10,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. Finders acting in connection with the private placement are entitled to receive aggregate fees of $500 and 8,333 Common Shares. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On March 20, 2012 the Company issued 50,000 shares of its common stock to satisfy the $1,500 of subscriptions payable realized pursuant to common stock granted to an employee for services on December 29, 2011.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended March 31, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We did not submit any matters to a vote of our security holders during the three month period ending March 31, 2012.

ITEM 5. OTHER INFORMATION.

On January 30, 2012, the Company appointed Mr. Thompson MacDonald to the Board of Directors. Compensation for Mr. Thompson has not yet been determined.   Mr. MacDonald had previously been appointed to the Board on June 4, 2009 but resigned November 13, 2009 in order to complete outside business commitments.  Mr. MacDonald has an extensive background in Corporate Governance serving on public, private and not for profit boards. He has served as Chairman of Walton Global Investments, an Alberta land assembly and development company; and as Chairman of ENMAX, an Alberta based Electric Utility. Mr. MacDonald is a Director of FoodChek Systems Inc., a Calgary, Alberta food safety pathogen testing company, where he is Chairman of the Corporate Governance and Compensation Committee.

Events Subsequent to the Quarter Ended March 31, 2012

On April 17, 2012the Company appointed Ron Schinnour to the Board of Directors. Mr. Schinnour, of Calgary, Alberta, Canada has held numerous executive, leadership and management roles in the agricultural industry, both domestically and globally, including, among others, positions with Monsanto, United Agri Products and Agrium (Cominco). He recently moved back to Calgary and joined the UFA, holding the position of Executive VP of Agri Business. Mr. Schinnour’s practical experience includes Strategic Planning, Financial Management, International Business and M&A Leadership. Mr. Schinnour holds an MBA from Washington University with special recognition for Excellence in Team Process, Strategic Planning and Finance. He also holds a CMA Designation from the University of Calgary/Society of Management Accountants. Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc. (Calgary) and Universal Co-op Ltd. (Minneapolis). He previously served as the Chairman and Director for RAPID & AEC, and on the Board of Directors for the Latin America Agricultural Development Bank, AgroBio & the Agricultural Future of America. He has been President, Treasurer and Director of numerous corporate entities at Monsanto and UAP.

Subsequent to the quarter ended March 31, 2012, Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

On April 4, 2012, the Company sold a total of 874,982 shares of its common stock and an equal number of warrants pursuant to unit offerings amongst three individual investors in exchange for total proceeds of $52,499. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 4, 2012, the Company sold 416,667 shares of its common stock and an equal number of warrants pursuant to unit offerings to a member of the Company’s Board of Directors in exchange for proceeds of $25,000. The warrants are exercisable over two years at an exercise price of $0.08 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On April 25, 2012 the Company issued 17,500 shares of its common stock to satisfy a subscription payable in the amount of $1,050 realized pursuant to common stock granted to an sales person for commissions on the sale of securities on February 15, 2012 and March 20, 2012.

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

Date: May 7, 2012