Form 10-Q
period 2012-06-30
CAN CAL RESOURCES LTD
filed 2012-08-14
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Yes ☐       No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 13, 2012 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2012	2011
ASSETS	(Unaudited)

Current assets:
Cash	$359	$37,846
Prepaid expenses	43,780	21,499
Total current assets	44,139	59,345

Property and equipment (net of accumulated
depreciation of $30,297 and $26,971, respectively)	3,862	6,583

Total assets	$48,001	$65,928

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$35,492	$25,936
Accounts payable, related parties	150,632	120,632
Accrued expenses	8,215	4,967
Accrued expenses, related parties	303,627	243,869
Unearned rental revenues	22,917	9,167
Notes payable, related parties	27,140	53,062
Total current liabilities	548,023	457,633

Total liabilities	548,023	457,633

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized,
41,009,560 and 38,901,246 shares issued and outstanding
as of June 30, 2012 and December 31, 2011, respectively	41,010	38,901
Subscriptions payable, 17,500, and 50,000 shares at
June 30, 2012 and December 31, 2011, respectively	1,050	1,500
Additional paid-in capital	9,371,563	9,248,673
(Deficit) accumulated during exploration stage	(9,913,645)	(9,680,779)
Total stockholders' (deficit)	(500,022)	(391,705)

Total liabilities and stockholders' (deficit)	$48,001	$65,928

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

					March 22, 1995
	For the three months ended		For the six months ended		(inception) to
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012

Material sales	$ -	$ -	$ -	$ -	$ 245,500
Cost of sales	-	-	-	-	263,400
Gross loss	-	-	-	-	(17,900)

Operating expenses:
Exploration costs	14,983	12,158	23,361	20,006	619,210
General and administrative	79,495	85,603	159,864	147,906	7,173,835
Depreciation	1,674	2,192	3,326	4,385	262,110
Officer salary	30,000	30,000	60,000	60,000	1,141,176
Impairment of operating assets	-	-	-	-	443,772
Total operating expenses	126,152	129,953	246,551	232,297	9,640,103

Loss from operations	(126,152)	(129,953)	(246,551)	(232,297)	(9,658,003)

Other income (expense):
Other income	750	3,000	3,100	6,000	69,798
Interest income	-	-	-	-	52,945
Interest expense	(475)	(76,671)	(3,165)	(96,835)	(1,468,610)
Rental revenue	6,875	7,375	13,750	24,250	408,658
Gain on disposal of fixed assets	-	-	-	-	3,128
Gain on extinguishment of debts	-	-	-	-	1,152,039
Total other income (expense)	7,150	(66,296)	13,685	(66,585)	217,958

Loss before provision for income taxes	(119,002)	(196,249)	(232,866)	(298,882)	(9,440,045)
Provision for income taxes	-	-	-	-	-
Net loss from continuing operations	(119,002)	(196,249)	(232,866)	(298,882)	(9,440,045)

Income from discontinued operations:
Income from discontinued operations	-	-	-	-	116,400
Loss on disposal of operations (net of taxes)	-	-	-	-	(590,000)
Net (loss)	$ (119,002)	$ (196,249)	$ (232,866)	$ (298,882)	$ (9,913,645)

Weighted average number of common shares
outstanding - basic and fully diluted	40,952,784	35,260,847	40,018,224	34,470,674

Net (loss) per share - basic and fully diluted	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.
(AN EXPLORATION STAGE COMPANY)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

			March 22, 1995
	For the six months ended		(inception) to
	June 30,		June 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (232,866)	$ (298,882)	$ (9,913,645)
Adjustments to reconcile net loss
to net cash used in operating activities:
Depreciation and amortization	3,326	4,385	262,110
Bad debts	-	-	207,100
Gain on sale of fixed assets	-	-	(3,128
Gain on extinguishment of debts			(1,152,039)
Stock based compensation granted for services	1,050	6,684	563,952
Stock based compensation granted for financing and interest	-	57,626	734,190
Beneficial conversion feature on convertible debenture	-	-	25,200
Loss on disposal of investment property	-	-	764,300
Undistributed earnings of affiliate	-	-	(174,300)
Gain on discontinued operations	-	-	(116,400)
Loss on foreign currency translation	-	-	8,500
Impairment of operating assets	-	-	443,772
Decrease (increase) in assets:
Prepaid expenses	(22,281)	5,315	77,120
Increase (decrease) in liabilities:
Accounts payable	9,556	(56,128)	(32,420)
Accounts payable, related parties	30,000	30,632	150,632
Accrued expenses	3,248	85,098	546,793
Accrued expenses, related parties	59,758	1,032	585,631
Unearned revenues	13,750	13,750	22,917
Net cash used in operating activities	(134,459)	(150,488)	(6,999,715)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	-	-	(1,083,600)
Proceeds from sale of investment property	-	-	319,300)
Purchase of property and equipment	(605)	-	(770,016)
Proceeds from sale of property and equipment	-	-	26,100)
Net cash used in investing activities	(605)	-	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	-	-	128,800
Proceeds from notes payable	-	-	948,400
Principal payments on notes payable	-	-	(689,900)
Proceeds from notes payable, related parties	27,140	-	934,931
Principal payments on notes payable, related parties	(53,062)	(4,000)	(436,241)
Proceeds from the issuance of common stock	123,499	281,435	7,622,300
Net cash provided by financing activities	97,577	277,435	8,508,290

Net increase in cash	(37,487)	126,947	359
Cash, beginning of period	37,846	17,202	-
Cash, end of period	$ 359	$ 144,149	$ 359

Supplemental disclosures:
Interest paid	$ -	$ -
Income taxes paid	$ -	$ -

See accompanying notes to financial statements

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2011 of Can-Cal Resources Ltd. (the “Company”).

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $9,913,645 and used net cash in operations of $6,999,715 for the period from inception (March 22, 1995) through June 30, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $232,866 for the six months ended June 30, 2012. Also, the Company’s current liabilities exceed its current assets by $503,884 as of June 30, 2012. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Related Party

We received proceeds of $15,000, $5,000 and $2,000 in exchange for unsecured promissory notes to our CEO, G. Michael Hogan on May 9, 2012, June 5, 2012 and June 22, 2012, respectively. The promissory notes are due on demand and bearing interest at 10%.

On April 17, 2012 the Company appointed Ron Schinnour to the Board of Directors.   Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc., a Company owned by another member of the Company’s Board of Directors, William Hogan. Compensation has not yet been determined.

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

On April 2, 2012, we repaid $28,062 on an unsecured note payable due to our CEO, G. Michael Hogan.

On April 2, 2012, we repaid $28,260, including $3,260 of interest, on an unsecured note payable due to a Board of Director’s consulting firm, Futureworth Capital Corp.

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

During the year ended December 31, 2010, we received a total of $28,191 in exchange for an unsecured note payable to our CEO, G. Michael Hogan, due on demand, bearing interest at 8%.

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

We owed accrued salaries to our CEO of $300,000 and $240,000 at June 30, 2012 and December 31, 2011, respectively.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock as of December 31, 2011. As of June 30, 2012 we owed Futureworth Capital Corp. $150,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%.

Note 4 – Prepaid Expenses

As of June 30, 2012 and December 31, 2011 prepaid expenses consisted of the following:

	June 30,	December 31,
	2012	2012
Prepaid portion of UNLV research project as disclosed below	$30,882	$-
Annual Bureau of Land Management fees	8,246	16,492
Securities and Exchange Commission filing fees (XBRL)	-	1,750
Rental fees	-	2,400
Health and auto insurance premiums	690	857
Directors and officers insurance	3,962	-
	$43,780	$21,499

On April 23, 2012 and May 10, 2012, the Company paid $30,000 and $5,000, respectively to the University of Nevada Las Vegas (UNLV) as part of a research project on our Wikieup property to be conducted from May 1, 2012 through September 30, 2013. These fees were paid pursuant to a donation to the UNLV’s Economic Geology Research Program Fund, and will be amortized over the duration of the project on a straight line basis. The project will use both field and laboratory analyses to investigate the surface geology of the property in order to address the following questions:

1. Is there geologic evidence consistent with the presence of a porphyry copper system within the area of Can-Cal's claim block?

2. Is there evidence to support the hypothesis that the property represents the root zone of a porphyry system that has been decapitated and transported into the valley to the east?

For the six months ended June 30, 2012, the Company expensed $4,118 of these project fees.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 5  – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of June 30, 2012 and December 31, 2011, respectively:

	June 30,	December 31,
	2012	2011

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	$-	$25,000

Note payable to the CEO, unsecured, due on demand, bearing interest at 10% per annum, related party.	22,000	-

Note payable to an employee, unsecured, due on demand, non-interest bearing, related party.	5,140	-

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	-	28,062

Total notes payable	27,140	53,062

Less: current portion	27,140	53,062

Notes payable, less current portion	$-	$-

The following presents components of interest expense by instrument type at June 30, 2012 and 2011, respectively:

	June 30,	June 30,
	2012	2011

Notes payable, related parties	$768	$1,032
Notes payable	-	26,422
Fair value of extended warrants	-	57,626
Fair value of common stock granted as commissions	2,100	11,254
Vendor finance charges, accounts payable	297	501
	$3,165	$96,835

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note  6 – Changes in Securities

2012

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

On March 20, 2012, the Company granted a total of 17,500 shares of its common stock as commissions on the sale of securities. The total fair value of the common stock was $1,050 based on the fair market value of the Company’s common stock on the date of grant. The Company elected not to net these commissions against the proceeds received from the sales and recognized the $1,050 of finance costs as interest expense within the statement of operations. The shares were authorized, but unissued and recognized as a subscription payable as of June 30, 2012. The shares were subsequently issued in April of, 2012.

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

2011

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7  – Options and Warrants

Options

There were no options issued during the six months ended June 30, 2012 and 2011, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

Weighted
	Options	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	1,000,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(1,000,000)	(0.18)
Balance, December 31, 2011	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2012	-	$-

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

On March 20, 2012, the Company granted 83,333 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 83,333 shares of common stock in exchange for proceeds of $5,000. These warrants are exercisable over two years at an exercise price of $0.08 per share.

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

A total of -0- and 1,064,000 warrants expired during the six months ended June 30, 2012 and the year ended December 31, 2011, respectively.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following table summarizes the Company’s warrant activities:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	9,588,162	$0.13
Granted	5,824,584	0.08
Cancelled	-	-
Exercised	-	-
Expired	(1,064,000)	(0.15)
Balance, December 31, 2011	14,348,746	0.11
Granted	2,058,314	0.08
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, June 30, 2012	16,407,060	$0.11

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

Note  9 – Subsequent Events

Debt Repayments, Related Parties

On August 1, 2012, the Company repaid a short term loan of $5,140 from an employee of the Company.

Common Stock Issuances

On July 31, 2012, the Company sold 1,000,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $100,000. The warrants are exercisable over two years at an exercise price of $0.15 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 6, 2012 the Company issued 17,500 shares of its common stock to satisfy a subscription payable in the amount of $1,050 realized pursuant to common stock granted to a sales person for commissions on the sale of securities on February 15, 2012 and March 20, 2012.

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

At June 30, 2012, we had cash on hand of $359 available to sustain operations.  Accordingly, we are uncertain as to whether the Company may continue as a going concern.  While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations.  We used investment proceeds realized during the first six months of 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property.  On January 23, 2012 we entered into a mineral lease agreement with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale.  The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee.  We will receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed.  As of the date of this filing, we have not yet sold any minerals under this agreement.

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

Results of Operations for the Three Months Ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$14,983	$12,158	$2,825	23%
General & administrative	79,495	85,603	(6,108)	(7%)
Depreciation	1,674	2,192	(518)	(24%)
Officer salary	30,000	30,000	-	-
Total operating expenses	126,152	129,953	(3,801)	(3%)

Loss from operations	(126,152)	(129,953)	(3,801)	(3%)

Other income (expense):
Other income	750	3,000	(2,250)	(75%)
Rental revenue	6,875	7,375	(500)	(7%)
Interest expense	(475)	(76,671)	(76,196)	(99%)
Total other income (expense)	7,150	(66,296)	(73,446)	(111%)

Net loss	$(119,002)	$(196,249)	$(77,247)	(39%)

Exploration costs

Exploration costs for the three months ended June 30, 2012 increased by $2,825 (or 23%) from $12,158 for the three months ended June 30, 2011 to $14,983 for the three months ended June 30, 2012.  The increase is due to annual price increases on our Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2012 decreased by $6,108 (or 7%) from $85,603 for the three months ended June 30, 2011 to $79,495 for the three months ended June 30, 2012.  The decrease is principally due to decreased legal fees during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Depreciation

Depreciation for the three months ended June 30, 2012 decreased by $518 (or 24%) from $2,192 for the three months ended June 30, 2011 to $1,674 for the three months ended June 30, 2012.  The decrease is principally due to certain assets reaching the end of their depreciable life cycle.  We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended June 30, 2012 and 2011 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer.  No bonuses or stock awards were granted, and all compensation was accrued.  No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended June 30, 2012 decreased by $3,801 (or 3%) from $129,953 for the three months ended June 30, 2011 to $126,152 for the three months ended June 30, 2012.  The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to decreased legal fees during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Other income (expense)

Other income for the three months ended June 30, 2012 decreased by $2,250 (or 75%) from $3,000 for the three months ended June 30, 2011 to $750 for the three months ended June 30, 2012 due to diminished collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the three months ended June 30, 2012 compared to the three months ended June 30, 2011.

Rental revenue for the three months ended June 30, 2012 decreased by $500 (or 7%) from $7,375 for the three months ended June 30, 2011 to $6,875 for the three months ended June 30, 2012.  Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.  Our land was leased for $500 related to a photo shoot that was held during the three months ended June 30, 2011 that was not realized in three months ended June 30, 2012.

Interest expense for the three months ended June 30, 2012 decreased by $76,196 (or 99%) from $76,671 for the three months ended June 30, 2011 compared to $475 for the three months ended June 30, 2012.  The decrease in interest expense was due to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year.

Net loss

Our net loss for the three months ended June 30, 2012 decreased by $77,247 (or 39%) from $196,249 for the three months ended June 30, 2011 compared to $119,002 for the three months ended June 30, 2012.  Our decreased net loss for the three months ended June 30, 2012 was primarily a result of decreased general and administrative expenses related to decreased legal fees and decreased interest expenses related to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year.

Results of Operations for the Six Months Ended June 30, 2012 and 2011:

	Six Months Ended
	June 30,
	2012	2011	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$23,361	$20,006	$3,355	17%
General & administrative	159,864	147,906	11,958	8%
Depreciation	3,326	4,385	(1,059)	(24%)
Officer salary	60,000	60,000	-	-
Total operating expenses	246,551	232,297	14,254	6%

Loss from operations	(246,551)	(232,297)	14,254	6%

Other income (expense):
Other income	3,100	6,000	(2,900)	(48%)
Rental revenue	13,750	24,250	(10,500)	(43%)
Interest expense	(3,165)	(96,835)	(93,670)	(97%)
Total other income (expense)	13,685	(66,585)	(80,270)	(121%)

Net loss	$(232,866)	$(298,882)	$(66,016)	(22%)

Exploration costs

Exploration costs for the six months ended June 30, 2012 increased by $3,355 (or 17%) from $20,006 for the six months ended June 30, 2011 to $23,361 for the six months ended June 30, 2012.  The increase is due to annual price increases on our Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2012 increased by $11,958 (or 8%) from $147,906 for the six months ended June 30, 2011 to $159,864 for the six months ended June 30, 2012.  The increase is principally due to increased office salaries and the establishment of directors and officers insurance during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Depreciation

Depreciation for the six months ended June 30, 2012 decreased by $1,059 (or 24%) from $4,385 for the six months ended June 30, 2011 to $3,326 for the six months ended June 30, 2012.  The decrease is principally due to certain assets reaching the end of their depreciable life cycle.  We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the six months ended June 30, 2012 and 2011 was $60,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer.  No bonuses or stock awards were granted, and all compensation was accrued.  No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the six months ended June 30, 2012 increased by $14,254 (or 6%) from $232,297 for the six months ended June 30, 2011 to $246,551 for the six months ended June 30, 2012.  The increase in total operating expenses was mainly a result of increased General and Administrative expenses related to increased office salaries and the establishment of directors and officers insurance during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Other income (expense)

Other income for the six months ended June 30, 2012 decreased by $2,900 (or 48%) from $6,000 for the six months ended June 30, 2011 to $3,100 for the six months ended June 30, 2012 due to diminished collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

Rental revenue for the six months ended June 30, 2012 decreased by $10,500 (or 43%) from $24,250 for the six months ended June 30, 2011 to $13,750 for the six months ended June 30, 2012.  Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.  Our land was leased for $10,500 related to photo shoots that were held during the six months ended June 30, 2011 that were not realized in six months ended June 30, 2012.

Interest expense for the six months ended June 30, 2012 decreased by $93,670 (or 97%) from $96,835 for the six months ended June 30, 2011 compared to $3,165 for the six months ended June 30, 2012.  The decrease in interest expense was due to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year.

Net loss

Our net loss for the six months ended June 30, 2012 decreased by $66,016 (or 22%) from $298,882 for the six months ended June 30, 2011 compared to $232,866 for the six months ended June 30, 2012.  Our decreased net loss for the six months ended June 30, 2012 was primarily a result of decreased interest expenses related to substantial extinguishment of debts during the fourth quarter of 2011 that significantly relieved our debt burden, and associated interest obligations in the current year, as offset by increased general and administrative expenses related to increased office salaries and the establishment of directors and officers insurance during the six months ended June 30, 2012 compared to the six months ended June 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2012 compared to December 31, 2011.

	June 30,	December 31,	Increase / (Decrease)
	2012	2011	$	%

Current Assets	$44,139	$59,345	$(15,206)	(26%)

Current Liabilities	$548,023	$457,633	$90,390	20%

Working Capital (deficit)	$(503,884)	$(398,288)	$105,596	27%

Internal and External Sources of Liquidity

During the six months ended June 30, 2012 and 2011, our operating and investing activities used cash of $135,064 and $150,488, respectively, while our financing activities provided cash of $97,577 and $277,435, respectively.  The cash used in operating activities was principally a result of the net loss we incurred.

Financing Activities. During the six months ended June 30, 2012 we raised a total of $123,499 from the sale of common stock to a total of ten (10) accredited investors under a private placement offering through the sale of 2,058,314 Units of the Company ’s common stock at a price of US$0.06 per Unit.  The terms of the private placement allowed us to raise up to $1,000,000 through the private placement of units of securities (“Unit”) of the Company, at a price of US$0.06 per Unit.  Each Unit consisted of one share of common stock (“Common Share”) and one Common Share purchase Warrant (“Warrant”) exercisable over two years at a strike price of $0.08 per share.  Finders acting in connection with the private placement are entitled to receive aggregate fees of $1,050 and 17,500 Common Shares.  The shares were recorded as subscriptions payable in the amount of $1,050 at June 30, 2012.  The Company has since terminated this offering, and commenced a new non-brokered private placement of units ("Units") at a price of $0.10 per Unit for gross proceeds of up to US$250,000.  Each Unit will consist of one common share ("Common Share") and one Common Share purchase warrant ("Warrant").  Each Warrant will be exercisable into one additional Common Share at an exercise price of US$0.15 per share until the date that is two years from the date of issuance.

On July 31, 2012, the Company sold 1,000,000 shares of its common stock and an equal number of warrants pursuant to this unit offering in exchange for proceeds of $100,000.  The warrants are exercisable over two years at an exercise price of $0.15 per share.  The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

As of June 30, 2012, our cash balance was $359.  Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing.  We anticipate our current cash reserves will be sufficient to support operations through December 31, 2012, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements.  Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities.  We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies.  However, there can be no assurance that we will raise capital through any of these means.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the quarter ended June 30, 2012 Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

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

On August 6, 2012 the Company issued 17,500 shares of its common stock to satisfy a subscription payable in the amount of $1,050 realized pursuant to common stock granted to a sales person for commissions on the sale of securities on February 15, 2012 and March 20, 2012.

The Company plans to use the proceeds of the sale for: i) Exploration and development, and project work-out commissioning of Can-Cal’s current properties; ii) to update and complete all corporate governance, audit and management financial statements, and Canadian and U.S. securities commission's regulatory requirements; and iii) strategic working capital requirements.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six month period ended June 30, 2012.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES .

N/A

ITEM 5. OTHER INFORMATION.

On April 17, 2012, the Company appointed Ron Schinnour to the Board of Directors.  Mr. Schinnour, of Calgary, Alberta, Canada has held numerous executive, leadership and management roles in the agricultural industry, both domestically and globally, including, among others, positions with Monsanto, United Agri Products and Agrium (Cominco).  He recently moved back to Calgary and joined the UFA, holding the position of Executive VP of Agri Business.  Mr. Schinnour’s practical experience includes Strategic Planning, Financial Management, International Business and M&A Leadership.  Mr. Schinnour holds an MBA from Washington University with special recognition for Excellence in Team Process, Strategic Planning and Finance.  He also holds a CMA Designation from the University of Calgary/Society of Management Accountants.  Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc. (Calgary) and Universal Co-op Ltd. (Minneapolis).  He previously served as the Chairman and Director for RAPID & AEC, and on the Board of Directors for the Latin America Agricultural Development Bank, AgroBio & the Agricultural Future of America. He has been President, Treasurer and Director of numerous corporate entities at Monsanto and UAP.

Events Subsequent to the Quarter Ended June 30, 2012

Subsequent to the quarter ended June 30, 2012, Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

On July 31, 2012, the Company sold 1,000,000 shares of its common stock and an equal number of warrants pursuant to a unit offering in exchange for proceeds of $100,000.  The warrants are exercisable over two years at an exercise price of $0.15 per share.  The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

On August 6, 2012 the Company issued 17,500 shares of its common stock to satisfy a subscription payable in the amount of $1,050 realized pursuant to common stock granted to a sales person for commissions on the sale of securities on February 15, 2012 and March 20, 2012.

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

Date: August 14, 2012