Form 10-Q
period 2012-09-30
CAN CAL RESOURCES LTD
filed 2012-11-16
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 15, 2012 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS

Current assets:
Cash	$2,531	$37,846
Prepaid expenses	47,383	21,499
Total current assets	49,914	59,345

Property and equipment (net of accumulated depreciation of $31,979 and $26,971, respectively)	2,180	6,583

Total assets	$52,094	$65,928

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$29,960	$25,936
Accounts payable, related parties	165,000	120,632
Accrued expenses	2,401	4,967
Accrued expenses, related parties	337,766	243,869
Unearned rental revenues	16,042	9,167
Notes payable, related parties	11,407	53,062
Total current liabilities	562,576	457,633

Total liabilities	562,576	457,633

Commitments and contingencies

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 38,901,246 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	42,027	38,901
Subscriptions payable, -0-, and 50,000 shares at September 30, 2012 and December 31, 2011, respectively	–	1,500
Additional paid-in capital	9,710,015	9,248,673
(Deficit) accumulated during exploration stage	(10,262,524)	(9,680,779)
Total stockholders' (deficit)	(510,482)	(391,705)

Total liabilities and stockholders' (deficit)	$52,094	$65,928

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					March 22, 1995
	For the three months ended		For the nine months ended		(inception) to
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012

Material sales	$–	$–	$–	$–	$245,500
Cost of sales	–	–	–	–	263,400
Gross loss	–	–	–	–	(17,900)

Operating expenses:
Exploration costs	14,802	15,381	38,163	35,387	634,012
General and administrative	70,133	86,943	229,997	234,849	7,243,968
Depreciation	1,682	2,192	5,008	6,577	263,792
Officer salary	30,000	30,000	90,000	90,000	1,171,176
Impairment of operating assets	–	–	–	–	443,772
Total operating expenses	116,617	134,516	363,168	366,813	9,756,720

Loss from operations	(116,617)	(134,516)	(363,168)	(366,813)	(9,774,620)

Other income (expense):
Other income	–	3,000	3,100	9,000	69,798
Interest income	–	–	–	–	52,945
Interest expense	(239,137)	(18,572)	(242,302)	(115,407)	(1,707,747)
Rental revenue	6,875	6,875	20,625	31,125	415,533
Gain on disposal of fixed assets	–	–	–	–	3,128
Gain on extinguishment of debts	–	–	–	–	1,152,039
Total other income (expense)	(232,262)	(8,697)	(218,577)	(75,282)	(14,304)

Loss before provision for income taxes	(348,879)	(143,213)	(581,745)	(442,095)	(9,788,924)
Provision for income taxes	–	–	–	–	–
Net loss from continuing operations	(348,879)	(143,213)	(581,745)	(442,095)	(9,788,924)

Income from discontinued operations:
Income from discontinued operations	–	–	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	–	–	(590,000)
Net (loss)	$(348,879)	$(143,213)	$(581,745)	$(442,095)	$(10,262,524)

Weighted average number of common shares outstanding - basic and fully diluted	41,684,207	37,548,453	40,577,605	35,507,874

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 22, 1995
	For the nine months ended		(inception) to
	September 30,		September 30,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(581,745)	$(442,095)	$(10,262,524)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,008	6,577	263,792
Bad debts	–	–	207,100
Gain on sale of fixed assets	–	–	(3,128)
Gain on extinguishment of debts	–	–	(1,152,039)
Stock based compensation granted for services	1,050	9,288	563,952
Stock based compensation granted for financing and interest	238,419	57,626	972,609
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:
Prepaid expenses	(25,884)	(5,135)	73,517
Increase (decrease) in liabilities:
Accounts payable	4,024	(43,964)	(37,952)
Accounts payable, related parties	44,368	45,632	165,000
Accrued expenses	(2,566)	128,309	540,979
Accrued expenses, related parties	93,897	1,548	619,770
Unearned revenues	6,875	6,875	16,042
Net cash used in operating activities	(216,554)	(235,339)	(7,081,810)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	(605)	–	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	(605)	–	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	46,909	–	954,700
Principal payments on notes payable, related parties	(88,564)	(4,129)	(471,743)
Proceeds from the issuance of common stock	223,499	328,475	7,722,300
Net cash provided by financing activities	181,844	324,346	8,592,557

Net increase in cash	(35,315)	89,007	2,531
Cash, beginning of period	37,846	17,202	–
Cash, end of period	$2,531	$106,209	$2,531

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Modification of Warrants

The Company extended a total of 6,417,496 warrants on September 30, 2012, which were originally granted on June 30, 2009 as part of debt financing arrangements. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. The incremental (additional) cost is computed as any excess of the fair value of the modified award over the fair value of the original award immediately before modification. As a result, a total of $238,419 has been expensed as finance charges on September 30, 2012.

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,262,524 and used net cash in operations of $7,081,810 for the period from inception (March 22, 1995) through September 30, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $581,745 for the nine months ended September 30, 2012. Also, the Company’s current liabilities exceed its current assets by $512,662 as of September 30, 2012. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

We received proceeds of $35,924 on unsecured short term loans from our CEO, G. Michael Hogan over various dates during the nine months ended September 30, 2012. We repaid a total of $26,234 of these loans, resulting in an unpaid balance of $9,690 at September 30, 2012. The promissory notes are due on demand and bearing interest at 10%.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest expense during the nine months ended September 30, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense during the nine months ended September 30, 2012.

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

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

During the year ended December 31, 2010, we received a total of $28,191 in exchange for an unsecured note payable to our CEO, G. Michael Hogan, due on demand, bearing interest at 8%. This loan was repaid in full on April 2, 2012.

On November 12, 2010, we received a short term loan of $9,000 in exchange for a non-interest bearing, unsecured note payable to an employee, due on demand. On December 30, 2010 the Company repaid $5,000, and the remaining $4,000 was repaid in February of 2011.

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

We owed accrued salaries to our CEO of $330,000 and $240,000 at September 30, 2012 and December 31, 2011, respectively.

On June 30, 2010, the Company entered into a twelve month consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of September 30, 2012 we owed Futureworth Capital Corp. $165,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement.

On September 1, 2010, we received $25,000 in exchange for an unsecured note payable to a Board of Director’s consulting firm, Futureworth Capital Corp, due on demand, bearing interest at 8.25%. This loan was repaid in full on April 2, 2012.

Note 4 – Prepaid Expenses

As of September 30, 2012 and December 31, 2011 prepaid expenses consisted of the following:

	September 30,	December 31,
	2012	2011
Prepaid portion of UNLV research project as disclosed below	$24,706	$–
Annual Bureau of Land Management fees	18,704	16,492
Securities and Exchange Commission filing fees (XBRL)	–	1,750
Rental fees	–	2,400
Health and auto insurance premiums	–	857
Directors and officers insurance	3,973	–
	$47,383	$21,499

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

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of September 30, 2012 and December 31, 2011, respectively:

	September 30,	December 31,
	2012	2011

Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	$–	$25,000

Notes payable to the CEO, unsecured, due on demand, bearing interest at 10% per annum, related party.	9,690	–

Note payable to an employee, unsecured, due on demand, non-interest bearing, related party.	1,717	–

Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	–	28,062

Total notes payable	11,407	53,062

Less: current portion	11,407	53,062

Notes payable, less current portion	$–	$–

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The following presents components of interest expense by instrument type at September 30, 2012 and 2011, respectively:

	September 30,	September 30,
	2012	2011

Notes payable, related parties	$1,032	$1,548
Notes payable	–	39,633
Fair value of extended warrants	238,419	57,626
Fair value of common stock granted as commissions	1,050	9,288
Finance charges, commissions	1,050	6,670
Vendor finance charges, accounts payable	751	642
	$242,302	$115,407

Note 6 – Changes in Securities

2012

On August 1, 2012 the Company issued 17,500 shares of its common stock to satisfy the $1,050 of subscriptions payable realized pursuant to common stock granted on March 20, 2012 as commission on the sale of securities.

On July 31, 2012, the Company sold a total of 1,000,000 shares of its common stock and an equal number of warrants pursuant to unit offerings to an individual investor in exchange for proceeds of $100,000. The warrants are exercisable over two years at an exercise price of $0.15 per share. The proceeds received were allocated between the common stock and warrants on a relative fair value basis.

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

Note 7 – Options and Warrants

Options

There were no options issued during the nine months ended September 30, 2012 and 2011, respectively.

The following table summarizes the Company’s option activity related to employees and consultants:

Weighted
	Options	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	1,000,000	$0.18
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(1,000,000)	(0.18)
Balance, December 31, 2011	–	–
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	–	–
Balance, September 30, 2012	–	$–

Warrants

On September 30, 2012, the Company extended 348,320 previously granted and extended common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $13,022 and was recognized as interest expense during the nine months ended September 30, 2012.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest expense during the nine months ended September 30, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense during the nine months ended September 30, 2012.

On September 30, 2012, the Company extended a total of 2,287,944 previously granted and extended common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $85,533 and was recognized as interest expense during the nine months ended September 30, 2012.

On July 31, 2012, the Company granted 1,000,000 common stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with the sale of 1,000,000 shares of common stock in exchange for proceeds of $100,000. These warrants are exercisable over two years at an exercise price of $0.15 per share.

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

On June 30, 2011, the Company extended 348,320 previously granted common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $3,147 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2011, the Company extended 2,439,920 previously granted common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $22,047 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

On June 30, 2011, the Company extended a total of 1,301,312 previously granted common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $11,758 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

On June 30, 2011, the Company extended a total of 2,287,944 previously granted common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 15 months from their expiration on June 30, 2011. These warrants are fully vested and expire on September 30, 2012. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 180% and a call option value of $0.0090, was $20,674 and was recognized as interest expense during the year ended December 31, 2011. These warrants were again extended for an additional 21 months with all other terms remaining consistent with these previously amended terms.

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

A total of -0- and 1,064,000 warrants expired during the nine months ended September 30, 2012 and the year ended December 31, 2011, respectively.

The following table summarizes the Company’s warrant activities:

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	9,588,162	$0.13
Granted	5,824,584	0.08
Cancelled	–	–
Exercised	–	–
Expired	(1,064,000)	(0.15)
Balance, December 31, 2011	14,348,746	0.11
Granted	9,435,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(6,377,496)	(0.15)
Balance, September 30, 2012	17,407,060	$0.14

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

Note 9 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2012 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

At September 30, 2012, we had cash on hand of $2,531 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during the first nine months of 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) costs associated with the initial implementation of our mineral lease agreement in connection with our Psgah property (detailed below); (v) strategic working capital reserve and (vi) to finance our operations.

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

Results of Operations for the Three Months Ended September 30, 2012 and 2011:

	Three Months Ended
	September 30,
	2012	2011	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$14,802	$15,381	$(579)	(4%)
General & administrative	70,133	86,943	(16,810)	(19%)
Depreciation	1,682	2,192	(510)	(23%)
Officer salary	30,000	30,000	–	–
Total operating expenses	116,617	134,516	(17,899)	(13%)

Loss from operations	(116,617)	(134,516)	(17,899)	(13%)

Other income (expense):
Other income	–	3,000	(3,000)	(100%)
Rental revenue	6,875	6,875	–	–%
Interest expense	(239,137)	(18,572)	220,565	1,188%
Total other income (expense)	(232,262)	(8,697)	223,565	2,571%

Net loss	$(348,879)	$(143,213)	$205,666	144%

Exploration costs

Exploration costs for the three months ended September 30, 2012 decreased by $579 (or 4%) from $15,381 for the three months ended September 30, 2011 to $14,802 for the three months ended September 30, 2012. The decrease is due to slight reductions in our exploration activities related to our Pisgah and Wikieup locations.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2012 decreased by $16,810 (or 19%) from $86,943 for the three months ended September 30, 2011 to $70,133 for the three months ended September 30, 2012. The decrease is principally due to decreased legal fees during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Depreciation

Depreciation for the three months ended September 30, 2012 decreased by $510 (or 23%) from $2,192 for the three months ended September 30, 2011 to $1,682 for the three months ended September 30, 2012. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the three months ended September 30, 2012 and 2011 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended September 30, 2012 decreased by $17,899 (or 13%) from $134,516 for the three months ended September 30, 2011 to $116,617 for the three months ended September 30, 2012. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to decreased legal fees during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Other income (expense)

Other income for the three months ended September 30, 2012 decreased by $3,000 (or 100%) from $3,000 for the three months ended September 30, 2011 to $-0- for the three months ended September 30, 2012 due to diminished collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the three months ended September 30, 2012 compared to the three months ended September 30, 2011.

Rental revenue was $6,875 for the three months ended September 30, 2012, as well as, the three months ended September 30, 2011. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Interest expense for the three months ended September 30, 2012 increased by $220,565 (or 1,188%) from $18,572 for the three months ended September 30, 2011 compared to $239,137 for the three months ended September 30, 2012. The increase in interest expense was primarily due to $238,419 of interest expense from the modification of 6,377,496 warrants on September 30, 2012 based on the Black-Scholes Options Pricing Model that were not incurred in the comparative three month period ending September 30, 2011.

Net loss

Our net loss for the three months ended September 30, 2012 increased by $205,666 (or 144%) from $143,213 for the three months ended September 30, 2011 compared to $348,879 for the three months ended September 30, 2012. Our increased net loss for the three months ended September 30, 2012 was primarily a result of $238,419 of interest expense from the modification of 6,377,496 warrants on September 30, 2012 based on the Black-Scholes Options Pricing Model, as diminished by reductions in professional fees.

Results of Operations for the Nine Months Ended September 30, 2012 and 2011:

	Nine Months Ended
	September 30,
	2012	2011	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$38,163	$35,387	$2,776	8%
General & administrative	229,997	234,849	(4,852)	(2%)
Depreciation	5,008	6,577	(1,569)	(24%)
Officer salary	90,000	90,000	–	–
Total operating expenses	363,168	366,813	(3,645)	(1%)

Loss from operations	(363,168)	(366,813)	(3,645)	(1%)

Other income (expense):
Other income	3,100	9,000	(5,900)	(66%)
Rental revenue	20,625	31,125	(10,500)	(34%)
Interest expense	(242,302)	(115,407)	126,895	110%
Total other income (expense)	(218,577)	(75,282)	143,295	190%

Net loss	$(581,745)	$(442,095)	$139,650	32%

Exploration costs

Exploration costs for the nine months ended September 30, 2012 increased by $2,776 (or 8%) from $35,387 for the nine months ended September 30, 2011 to $38,163 for the nine months ended September 30, 2012. The increase is due to annual price increases on our Bureau of Land Management (BLM) fees related to our Pisgah and Wikieup locations.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2012 decreased by $4,852 (or 2%) from $234,849 for the nine months ended September 30, 2011 to $229,997 for the nine months ended September 30, 2012. The decrease is principally due to decreased professional fees during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Depreciation

Depreciation for the nine months ended September 30, 2012 decreased by $1,569 (or 24%) from $6,577 for the nine months ended September 30, 2011 to $5,008 for the nine months ended September 30, 2012. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets in the near future.

Officer salary

Officer salary for the nine months ended September 30, 2012 and 2011 was $90,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the nine months ended September 30, 2012 decreased by $3,645 (or 1%) from $366,813 for the nine months ended September 30, 2011 to $363,168 for the nine months ended September 30, 2012. The decrease in total operating expenses was mainly a result of decreased professional fees as diminished by increased General and Administrative expenses related to increased office salaries and the establishment of directors and officers insurance during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Other income (expense)

Other income for the nine months ended September 30, 2012 decreased by $5,900 (or 66%) from $9,000 for the nine months ended September 30, 2011 to $3,100 for the nine months ended September 30, 2012 due to diminished collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the nine months ended September 30, 2012 compared to the nine months ended September 30, 2011.

Rental revenue for the nine months ended September 30, 2012 decreased by $10,500 (or 34%) from $31,125 for the nine months ended September 30, 2011 to $20,625 for the nine months ended September 30, 2012. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. Our land was leased for $10,500 related to photo shoots that were held during the nine months ended September 30, 2011 that were not realized in nine months ended September 30, 2012.

Interest expense for the nine months ended September 30, 2012 increased by $126,895 (or 110%) from $115,407 for the nine months ended September 30, 2011 compared to $242,302 for the nine months ended September 30, 2012. The increase in interest expense was primarily due to $238,419 of interest expense from the modification of 6,377,496 warrants granted during the nine months ended September 30, 2012 based on the Black-Scholes Options Pricing Model compared to $57,626 of interest expense from the previous modification of the same options during the nine month period ending September 30, 2011.

Net loss

Our net loss for the nine months ended September 30, 2012 increased by $139,650 (or 32%) from $442,095 for the nine months ended September 30, 2011 compared to $581,745 for the nine months ended September 30, 2012. Our increased net loss for the nine months ended September 30, 2012 was primarily a result of increased interest expenses related to $238,419 of interest expense from the modification of 6,377,496 warrants granted during the nine months ended September 30, 2012 based on the Black-Scholes Options Pricing Model compared to $57,626 of interest expense from the previous modification of the same options during the nine month period ending September 30, 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2012 compared to December 31, 2011.

	September 30,	December 31,	Increase / (Decrease)
	2012	2011	$	%

Current Assets	$49,914	$59,345	$(9,431)	(16%)

Current Liabilities	$562,576	$457,633	$104,943	23%

Working Capital (deficit)	$(512,662)	$(398,288)	$114,374	29%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2012 and 2011, our operating and investing activities used cash of $216,554 and $235,339, respectively, while our financing activities provided cash of $181,844 and $324,346, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Financing Activities. During the nine months ended September 30, 2012 we raised a total of $123,499 from the sale of common stock to a total of ten (10) accredited investors under a private placement offering through the sale of 2,058,314 Units of the Company’s common stock at a price of US$0.06 per Unit. The terms of the private placement allowed us to raise up to $1,000,000 through the private placement of units of securities (“Unit”) of the Company, at a price of US$0.06 per Unit. Each Unit consisted of one share of common stock (“Common Share”) and one Common Share purchase Warrant (“Warrant”) exercisable over two years at a strike price of $0.08 per share. Finders acting in connection with the private placement received aggregate fees of $1,050 and 17,500 Common Shares. We also raised $100,000 from the sale of common stock to an accredited investor under another private placement offering through the sale of 1,000,000 Units of the Company’s common stock at a price of US$0.10 per Unit. Each Unit consisted of one share of common stock (“Common Share”) and one Common Share purchase Warrant (“Warrant”) exercisable over two years at a strike price of $0.15 per share. The Company has since terminated both of these offerings, and commenced a new non-brokered US$500,000 Convertible Debenture private placement program. The Debenture offerings are unsecured and mature three years after the date of issue. The principal amount of the Debentures shall accrue interest at a rate of 12% per annum, compounded and payable quarterly. The principal amount (excluding interest) shall be convertible in whole or in part at any time at the option of the holder until the maturity date at a conversion price of US$0.20 per common share in year one, US$0.35 in year two and US$0.50 in year three. Can-Cal can redeem the Debentures at any time following the date that is 18 months from issuance until the maturity date. The use of proceeds will include but not limited to, i) exploitation of the Wikieup, Arizona property, including a drilling program; and ii) strategic working capital reserve.

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

As of September 30, 2012, our cash balance was $2,531. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing. We anticipate our current cash reserves will be sufficient to support operations through November 30, 2012, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended September 30, 2012 Can-Cal completed the following sales of unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933, as follows:

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

The Company plans to use the proceeds of the sale for: i) exploitation of the Wikieup, Arizona property, including a drilling program; and ii) strategic working capital reserve.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the nine month period ended September 30, 2012.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

N/A

Item 5. Other Information.

Events Subsequent to the Quarter Ended September 30, 2012

On October 24, 2012 the Company commenced a new non-brokered US$500,000 Convertible Debenture private placement program offered only to previously identified investors that are accredited and qualified. The Debenture offerings are unsecured and mature three years after the date of issue. The principal amount of the Debentures sold shall accrue interest at a rate of 12% per annum, compounded and payable quarterly. The principal amount (excluding interest) shall be convertible in whole or in part at any time at the option of the holder until the maturity date at a conversion price of US$0.20 per common share in year one, US$0.35 in year two and US$0.50 in year three. Can-Cal can redeem the Debentures at any time following the date that is 18 months from issuance until the maturity date. The use of proceeds will include but not limited to, i) exploitation of the Wikieup, Arizona property, including a drilling program; and ii) strategic working capital reserve.

Also on October 24, 2012, the Company appointed Dr. Michael Giuffre to the board of directors. Dr. Giuffre MD, MBA, is currently Clinical Professor of Cardiac Sciences and Pediatrics in the Faculty of Medicine at the University of Calgary and a recipient of the Distinguished Fellow of the American Academy of Cardiology. Dr Giuffre is also the current President of the Alberta Medical Association. He currently sits on the board of FoodChek Systems, a private Life Sciences company; DiaMedica, a biotechnology company currently traded on the TSX; and UNICEF Canada. Dr. Giuffre is a past Board member of MedMira, a public biotechnology company in rapid HIV and hepatitis diagnostics, and is a past consultant for Redsky Inc. that was sold to Research In Motion (RIM). The Board has not named Dr. Giuffre to any committee of the Board through the date of this filing.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD. (Registrant)

Date: November 16, 2012	By:	/s/ Michael Hogan
Michael Hogan, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer)

