Form 10-K
period 2012-12-31
CAN CAL RESOURCES LTD
filed 2013-04-16
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,362,566 as of June 30, 2012 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board). The voting stock held by non-affiliates on that date consisted of 34,064,150 shares of common stock.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,027,060 shares of common stock, $0.001 par value, outstanding on April 15, 2013.

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

In 2003, the Company incorporated a wholly owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. (“SMR”), to be an operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100% interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as “Arco Project” and “Arco 2 Project”. In November 2004, SMR applied to Mexico’s Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future, but has currently ceased operations in Mexico.

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2012, the Company recorded a net loss of $682,012 and had an accumulated deficit of $10,362,791 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

We lack material operating cash flow and rely on external funding sources, which might become unavailable. If we are unable to continue to obtain needed capital from outside sources, we will be forced to reduce, curtail or cease our operations. Furthermore the, planned exploration and development of the mineral properties in which we hold interests depends upon our ability to obtain financing through:

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

Exploration for gold is speculative in nature, involves many risks and is frequently unsuccessful. Any gold exploration program entails risks relating to:

-	The uncertainty of the location of economic ore bodies,
-	Development of appropriate metallurgical processes,
-	Receipt of necessary governmental approvals, and
Construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

-	The price of gold,
-	Exchange rates,
-	The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, and foreign government regulations restricting importing and exporting gold and environmental protection requirements.

The audit report on the financial statements at December 31, 2012 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

We have experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that we have spent substantial sums of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities, which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself to put the Pisgah property and the Wikieup into production, sell the properties to another company, or place the properties into a joint venture with another company.

Attaining these objectives will require capital, which the Company will have to obtain principally by selling stock or other equity in the Company, and, or through debt financing, however, we have currently have no definitive arrangements in place to raise the necessary capital to continue operations for any extended period of time, and have generally relied upon relatively small, and intermittent infusions to sustain operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to fund basic operations or to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not generate any operating income.

We do not currently have any arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

The most likely source of future funds presently available to us is through the sale of equity capital in one or more negotiated private sale transactions. Any sale of share capital will result in dilution to existing shareholders.

As an exploration company, we are subject to the risks of the minerals business.

The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Without extensive technical and economic feasibility studies, which Can-Cal is not currently undertaking, no one can reasonably predict if any property can be mined at a profit. Even with promising reserve reports and feasibility studies, profits cannot be assured. Furthermore, most exploration programs do not result in the discovery of mineralization that leads to commercially viable mining activities and most exploration programs never recover the funds invested in them.

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

Environmental costs.

Compliance with environmental regulations could adversely affect our exploration and future production activities. There can be no assurance that future changes to environmental legislation and related regulations will not adversely affect our operations.

Future reserve estimates.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of gold or other minerals. Even if and when we can prove such reserves, reserve estimates may not be accurate. There is inherent uncertainty attributable to any calculation of reserves or resources. Until reserves or resources are actually mined and processed, the quantity of reserves or resources must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

The possibility of a global financial crisis may significantly impact our business and financial condition for the foreseeable future.

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2013 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

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

The market price of our Common Stock is, and is likely to continue to be, highly volatile and subject to wide fluctuations.

The market price of our Common Stock is likely to continue to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control, including but not limited to:

•	dilution caused by our issuance of additional shares of Common Stock and other forms of equity securities;
•	announcements of new acquisitions, expansions or other business initiatives by us or our potential competitors;
•	our ability to take advantage of new acquisitions, expansions or other business initiatives;
•	quarterly variations in our revenues and operating expenses;
•	changes in the valuation of similarly situated companies, both in our industry and in other industries;
•	challenges associated with timely SEC filings;
•	illiquidity and lack of marketability by being an OTC quoted stock;
•	changes in analysts’ estimates affecting our company, our competitors and/or our industry;
•	changes in the accounting methods used in or otherwise affecting our industry;
•	additions and departures of key personnel;
•	announcements of technological innovations or new products;
•	fluctuations in interest rates and the availability of capital in the capital markets; and
•	significant sales of our Common Stock, including sales by selling shareholders following the registration of shares under a prospectus.

These and other factors are largely beyond our control, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our Common Stock and our results of operations and financial condition.

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

Shareholders will experience dilution upon the exercise of options and issuance of common stock under our incentive plans.

As of December 31, 2012, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permits us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 15,280,394 shares of our common stock may be issued upon the exercise of warrants held by certain of our stockholders. If the stockholders exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings, if any, in the development and growth of our business. In addition, debt arrangements we may enter into in the future may preclude us from paying dividends. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

We may issue additional stock without shareholder consent.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares or securities convertible or exercisable into shares are likely to be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

There is currently a limited trading market for our common stock and we cannot ensure that one will ever develop or be sustained.

To date there has not been a significant liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently do not satisfy the initial listing standards for any major securities exchange. Currently our common stock is traded on the OTCQB. Should we fail to remain traded on the OTCQB or not be able to be traded on the OTCQB, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTCQB, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

Offers or availability for sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our stockholders sell substantial amounts of our common stock in the public market, or upon the expiration of any statutory holding period under Rule 144, or issued upon the exercise of outstanding options or warrants, it could create a circumstance commonly referred to as an “overhang” and in anticipation of which the market price of our common stock could fall. The existence of an overhang, whether or not sales have occurred or are occurring, also could hinder our ability to raise additional financing through the sale of equity or equity-related securities in the future at a time and price that we deem reasonable or appropriate.

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

Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act (“Superfund”) affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development. Other non-environmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted there under, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received there from. In 1997, the S & S Joint Venture spent approximately $32,000 to clean up areas of the Owl Canyon properties as requested by the BLM. The Company cannot anticipate what the further costs and/or effects of compliance with any environmental laws might be. The BLM approved the S&S Joint Venture trenching program at Owl Canyon without a requirement for bonding. The BLM approved the reclamation of this trenching program in 2000. BLM demanded further clean-up of the mill site and surrounding area, and the Joint Venture complied with their request in 2000.

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

Location and Access	Pisgah Project - General Location Map

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

13

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

Location	Owl Canyon Project - Township Location Map

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

During 2011, we began the process of conducting a comprehensive research and development program to ascertain the potential for any rare earth elements on the Wikieup property with the assistance of an independent geologist working together with students from the University of Nevada Las Vegas’ geology department (UNLV). The study is expected to be completed during 2013.

Location and Access	Wikieup Project - General Location Map

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

17

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC:QB) under the symbol CCRE. Our common stock has traded infrequently on the OTC:QB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the calendar years 2012 and 2011. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2012		2011
	High	Low	High	Low
1st Quarter	$0.10	$0.03	$0.07	$0.02
2nd Quarter	$0.10	$0.04	$0.10	$0.04
3rd Quarter	$0.05	$0.04	$0.10	$0.02
4th Quarter	$0.10	$0.03	$0.05	$0.02

(b) Holders of Common Stock

As of March 31, 2013, there were approximately 596 holders of record of our Common Stock and 42,027,060 shares outstanding.

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

WARRANTS

For the fiscal years ended December 31, 2012 and 2011, we issued a total of 3,078,314 and 5,824,584 warrants, respectively, to purchase shares of registered or unregistered common stock. We also modified a total of 6,377,496 warrants during each of the fiscal years ended December 31, 2012 and 2011. We had a total of 15,280,394 warrants outstanding at December 31, 2012.

Recent Sales of Unregistered Securities

The following sales of equity securities by the Company occurred during the three month period ended December 31, 2012:

None.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2012.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At December 31, 2012, we had cash on hand of approximately $1,300 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we intend to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, to finance operations we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during 2012 and 2011 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property. On January 23, 2012 we entered into a mineral lease agreement with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale. The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. We expect to receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date of this report, we have not yet sold any minerals under this agreement.

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

Results of Operations for the Years Ended December 31, 2012 and 2011:

	Year Ended
	December 31,		Increase /
	2012	2011	(Decrease)
Expenses:
Exploration costs	$51,837	$46,499	$5,338
General and administrative	291,571	311,743	(20,172)
Depreciation	6,162	8,230	(2,068)
Officer salary	120,000	120,000	–
Total operating expenses	469,570	486,472	(16,902)

Net operating loss	(469,570)	(486,472)	(16,902)

Other income (expense):
Other income	3,100	12,400	(9,300)
Interest expense	(243,042)	(118,490)	124,552
Rental revenue	27,500	39,000	(11,500)
Loss on disposal of fixed assets	–	(23,673)	(23,673)
Gain on extinguishment of debts	–	1,152,039	(1,152,039)
Total other income (expense)	(212,442)	1,061,276	(1,273,718)

Net income (loss)	$(682,012)	$574,804	$(1,256,816)

Revenues:

We are an exploration stage company and had no revenue to recognize in the years ended December 31, 2012 and 2011. As such, there were no comparative revenues or cost of revenues.

Exploration Costs:

For the year ended December 31, 2012, exploration costs were $51,837 compared to $46,499 for the year ended December 31, 2011, an increase of $5,338, or 11%. The increase in exploration costs for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to increased exploration activities at our Owl Canyon and Wikieup locations.

General and Administrative:

General and administrative expenses were $291,571 for the year ended December 31, 2012 compared to $311,743 for the year ended December 31, 2011, a decrease of $20,172 or approximately 6%. The decrease in general and administrative expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 was due to decreased professional fees provided during 2012 as we made improvements in our reporting procedures that enabled us to become more cost effective.

Depreciation:

For the year ended December 31, 2012, depreciation expense was $6,162 compared to $8,230 for the year ended December 31, 2011, a decrease of $2,068, or 25%. The decrease in depreciation expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to diminishing depreciation expense as assets have become fully depreciated and have not been replaced.

Officer Salary:

For the year ended December 31, 2012, officer salary expense was $120,000 compared to $120,000 for the year ended December 31, 2011. Officer salary expense for the year ended December 31, 2012 compared to the year ended December 31, 2011 remained constant as our CEO’s compensation is fixed at $10,000 per month. All salaries payable in 2012 and 2011 were accrued, but not paid, and remain an outstanding obligation of the Company.

Net Operating Loss:

Net operating loss for the year ended December 31, 2012 was $469,570, or ($0.01) per share, compared to a net operating loss of $486,472 for the year ended December 31, 2011, or ($0.01) per share, a decrease of $16,902 or 3%. Net operating loss decreased primarily due to decreased professional fees provided during 2012 as we made improvements in our reporting procedures that enabled us to become more cost effective.

Other Income:

Other income was $3,100 for the year ended December 31, 2012 compared to $12,400 for the year ended December 31, 2011, a decrease of $9,300, or 75%. Other income decreased due to the diminished collection of restitution proceeds received in settlement of misappropriated funds by our former bookkeeper as the balance due was collected in full during the year.

Interest Expense:

Interest expense was $243,042 for the year ended December 31, 2012 compared to $118,490 for the year ended December 31, 2011, an increase of $124,552, or 105%, which increased primarily to the extinguishment of debts during the fourth quarter of 2011 and differences in the expenses related to the fair value of warrants extended. Interest expense included $238,419 and $57,626 related to the additional fair value of warrants extended based on estimated valuations using a Black-Scholes valuation model during the years ended December 31, 2012 and 2011, respectively.

Rental Revenue:

Rental revenue was $27,500 for the year ended December 31, 2012 compared to $39,000 for the year ended December 31, 2011, a decrease of $11,500, or 29%. The decrease in rental revenue for the year ended December 31, 2012 compared to the year ended December 31, 2011 is due to revenues received from special leasing projects in 2011 that were not realized in 2012. Such revenues include, but are not limited to, sub-leasing land for video shoots and television commercials.

Loss on disposal of fixed assets:

Loss on disposal of fixed assets was $-0- for the year ended December 31, 2012 compared to $23,673 for the year ended December 31, 2011. The loss on disposal of fixed assets in 2011 consisted of the disposal of an ARC Furnace with a historical cost basis of $32,386 and accumulated depreciation of $8,713, resulting in a loss on disposal of $23,673.

Gain on extinguishment of debts:

Gain on extinguishment of debts was $-0- for the year ended December 31, 2012 compared to $1,152,039 for the year ended December 31, 2011. The gain on extinguishment of debts in 2011 consisted of a total of $852,767 of principal and accrued interest that was written off during 2011 in accordance with the statute of limitations, along with another $17,268 of accrued interest on a debt that was previously paid in full. We also recognized a gain of $282,004 due to the forgiveness of accrued salaries previously earned by our former CEO, Ron Sloan.

Net Income (Loss):

The net income (loss) for the year ended December 31, 2012 was $(682,012) compared to net income of $574,804 for the year ended December 31, 2011, resulting in a decreased net income (loss) of $1,256,816, or 219%. Net income (loss) decreased primarily due to a gain of $1,152,039 on the extinguishment of debts in 2011 that were not realized during the comparative period in 2012, and the additional expense related to the fair value of warrants extended based on estimated valuations using a Black-Scholes valuation model during the years ended December 31, 2012 compared to 2011.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2012 compared to December 31, 2011.

	December 31,
	2012	2011
Total Assets	$38,312	$65,928

Accumulated (Deficit)	$(10,362,791)	$(9,680,779)

Stockholders’ Equity (Deficit)	$(610,260)	$(391,705)

Working Capital (Deficit)	$(611,286)	$(398,288)

At December 31, 2012, we had total assets of $38,312, consisting principally of cash, prepaid expenses and property and equipment. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2012 was $1,316.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

We have certain fixed contractual obligations and commitments. The table below summarizes our contractual obligations as of December 31, 2012 and for the future periods identified. The exploration of our properties, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements. We cannot provide certainty regarding the timing and amounts of payments.

Payments Due By Period
Contractual Cash Obligations	Total	Less than One Year	1-3 Years	3-5 Years	After 5 Years
Repayment of debt(1)	$32,368	$32,368	$-0-	$-0-	$-0-

Total Contractual Cash Obligations	$32,368	$32,368	$-0-	$-0-	$-0-

(1) Includes total principal amounts of $31,291 and interest of $1,077.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2012 filed with this Annual Report.

Recent Accounting Pronouncements

See Note 1 contained in the “Notes to the Financial Statements” for a discussion of new and recently adopted accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 8. Financial Statements and Supplementary Data.

27

Item 9. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

None

Item 9A. Controls and Procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2012.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended December 31, 2012, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Management believes that the material weaknesses set forth in items 1 and 2 above did not have an effect on the Company’s financial results.

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

Item 9B. Other Information.

On February 27, 2013, following the Company’s fiscal year ended December 31, 2012, Mr. William J. Hogan resigned from the Board of Directors. Wlliam Hogan’s resignation from the Board did not occur in connection with any disagreement on any matter relating to the Company’s operations, policies or practices, nor regarding the general direction of the Company.

On August 12, 2012, Dr. Michael Giuffre was appointed to the Company’s Board of Directors. Dr. Giuffre MD, MBA is currently “Clinical Professor” of Cardiac Sciences and Pediatrics in the Faculty of Medicine at the University of Calgary and a recipient of the “Distinguished Fellow of the American Academy of Cardiology.” Dr Giuffre is also the current President of the Alberta Medical Association. He currently sits on the board of FoodChek Systems, a private Life Sciences company in Calgary, Canada owned by another former member of the Company’s Board of Directors, William Hogan; DiaMedica, a biotechnology company currently traded on the TSX; and UNICEF Canada. Dr. Giuffre is a past Board member of MedMira, a public biotechnology company in rapid HIV and hepatitis diagnostics, and is a past consultant for Redsky Inc. that was sold to Research In Motion (“RIM”). Dr. Giuffre subsequently resigned on March 1, 2013.

On April 17, 2012 the Company appointed Ron Schinnour to the Board of Directors. Mr. Schinnour has held countless executive, leadership and management roles in the agricultural industry, both domestically and globally. This has included positions with Monsanto, United Agri Products and Agrium (Cominco). He recently moved back to Calgary and joined the UFA, holding the position of Executive VP of Agri Business. Mr. Schinnour’s expertise in Strategic Planning, Financial Management, International Business and M&A Leadership has been instrumental for the business success and growth of his current and previous companies. Mr. Schinnour holds an MBA from Washington University with special recognition for Excellence in Team Process, Strategic Planning and Finance. He also holds a CMA Designation from the University of Calgary/Society of Management Accountants. Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc., a private Life Sciences company in Calgary, Canada owned by another former member of the Company’s Board of Directors, William Hogan, and Universal Co-op Ltd. (Minneapolis). He has previously served as the Chairman and Director for RAPID & AEC, and on the Board of Directors for the Latin America Agricultural Development Bank, AgroBio & the Agricultural Future of America. He has been President, Treasurer and Director of numerous corporate entities at Monsanto and UAP.

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

Name	Age	Position and Tenure

G. Michael Hogan	74	President and Chief Executive Officer since November 17, 2009, and a Director.

William J. Hogan	63	Secretary and Chairman of the Board of Directors from July 31, 2009 until his resignation on February 27, 2013.

Thompson MacDonald	66	Director from June 4, 2009 to November 13, 2009, reappointed on January 31, 2012. Mr. MacDonald was appointed Chairman of the Board of Directors upon Mr. Hogan’s resignation on February 27, 2013.

Dr. Michael Giuffre	57	Director from August 12, 2012 until his resignation on March 1, 2013.

Ron Schinnour	56	Director since April 17, 2012.

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

Mr. Hogan joined Equion Securities in 1991, as a Financial Advisor (FA) serving high net worth individual investors. After joining Equion, the company merged with Loring Ward and the combined company changed its name to Assante Corp. Assante then grew by purchasing fifteen (15) Independent Financial Advisory firms. Subsequently, Assante was purchased by CI Financial, during the second half of 2003, for approximately $900 million.

Mr. Hogan sold his prosperous FA practice in 2004, and went into semi-retirement and ultimately into full retirement in 2007. Mr. G. Michael Hogan has a degree in Mechanical Engineering from the University of Toronto, Ontario and an MBA in Finance from the University of Western Ontario.

WILLIAM J. HOGAN. Mr. Hogan specializes in business development and has a track record of adding shareholder value to his endeavors in both the public and private sectors, with over 33 years of experience in the areas of development, operations, fund raising and strategic planning for startup and growth level companies. Mr. Hogan currently holds the position of Vice Chairman, Founder of Vacci-Test Corporation, a Calgary, Alberta developing food safety pathogen testing company. Mr. Hogan resigned from the Board of Directors on February 27, 2013, following the Company’s fiscal year ended December 31, 2012.

DR. MICHAEL GIUFFRE. Dr. Giuffre MD, MBA is currently “Clinical Professor” of Cardiac Sciences and Pediatrics in the Faculty of Medicine at the University of Calgary and a recipient of the “Distinguished Fellow of the American Academy of Cardiology.” Dr Giuffre is also the current President of the Alberta Medical Association. He currently sits on the board of FoodChek Systems, a private Life Sciences company in Calgary, Canada owned by another former member of the Company’s Board of Directors, William Hogan; DiaMedica, a biotechnology company currently traded on the TSX; and UNICEF Canada. Dr. Giuffre is a past Board member of MedMira, a public biotechnology company in rapid HIV and hepatitis diagnostics, and is a past consultant for Redsky Inc. that was sold to Research In Motion (“RIM”).

RON SCHINNOUR. Mr. Schinnour has held countless executive, leadership and management roles in the agricultural industry, both domestically and globally. This has included positions with Monsanto, United Agri Products and Agrium (Cominco). He recently moved back to Calgary and joined the UFA, holding the position of Executive VP of Agri Business. Mr. Schinnour’s expertise in Strategic Planning, Financial Management, International Business and M&A Leadership has been instrumental for the business success and growth of his current and previous companies. Mr. Schinnour holds an MBA from Washington University with special recognition for Excellence in Team Process, Strategic Planning and Finance. He also holds a CMA Designation from the University of Calgary/Society of Management Accountants. Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc., a private Life Sciences company in Calgary, Canada owned by another former member of the Company’s Board of Directors, William Hogan, and Universal Co-op Ltd. (Minneapolis). He has previously served as the Chairman and Director for RAPID & AEC, and on the Board of Directors for the Latin America Agricultural Development Bank, AgroBio & the Agricultural Future of America. He has been President, Treasurer and Director of numerous corporate entities at Monsanto and UAP.

DIRECTOR COMPENSATION

During the fiscal year ended December 31, 2012, we had five directors. Our chairman of the board of directors, William J. Hogan, received annual compensation in the amount of $60,000 to be paid in a combination of cash and restricted shares of the Company’s common stock, as funds are available. The board can approve to award the compensation in a combination of cash or common stock as agreed upon to be computed utilizing the trading price of the Company’s common stock as quoted on the Over the Counter Bulletin Board (OTCBB) on the last trading day of each month. In the past, the Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. In the future, the Board of Directors may issue non-qualified options to non-executive directors. The terms of such options to be granted have not yet been established.

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

William J. Hogan’s and G. Michael Hogan’s salaries for 2012 and 2011 were accrued, but not paid.

Compensation has not yet been determined for our other three Directors.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2012 through December 31, 2012 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request addressed to G. Michael Hogan, President/Chief Executive Officer, 8205 Aqua Spray Avenue, Las Vegas, Nevada 89128.

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2012, 2011 and 2010 for our chief executive officers and directors.

Summary Compensation Table
				Option	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
G Michael Hogan	2012	$120,000(1)	$-0-	$-0-	$-0-	$120,000
President, CEO, Director	2011	$120,000(1)	$-0-	$-0-	$-0-	$120,000
	2010	$120,000(1)	$-0-	$-0-	$-0-	$120,000

William J. Hogan	2012	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000
Secretary, Former Chairman	2011	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000
	2010	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000

Thompson MacDonald(2)	2012	$-0-	$-0-	$-0-	$-0-	$-0-
Current Chairman, Former Director

Dr. Michael Giuffre(2)	2012	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director

Ron Schinnour(2)	2012	$-0-	$-0-	$-0-	$-0-	$-0-
Director

Officers as a Group	2012	$180,000	$-0-	$-0-	$-0-	$180,000
	2011	$180,000	$-0-	$-0-	$-0-	$180,000
	2010	$180,000	$-0-	$-0-	$-0-	$180,000
(1)	Accrued, but not paid.
(2)	Compensation has not yet been determined.

Grants of Plan-Based Awards in Fiscal 2012

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2012.

Outstanding Equity Awards at 2012 Fiscal Year-End

There were no unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2012.

Option Exercises for 2012

There were no options issued or exercised by our executive officers during fiscal 2012.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on March 31, 2013 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,027,060 shares of common stock outstanding as of March 31, 2013.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after March 31, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

		Percent of
		Outstanding Shares of
Name and Address of Beneficial Owner, Officer or Director(1)(3)	Number of Shares	Common Stock(2)
Officers and Directors:
G. Michael Hogan, Chief Executive Officer, President and Director	4,943,779(4)	11.1%
William J. Hogan, Former Chairman	2,266,968(5)	5.2%
Thompson MacDonald, Chairman	2,135,070(6)	4.9%
Dr. Michael Giuffre, Former Director, resigned March 1, 2013	833,332(7)	2.0%
Ron Schinnour, Director	833,300(8)	2.0%
All Current Directors and Executive as a Group (5 persons)	11,012,449	23.2%
5% Holders:
Randy Obniawka	2,812,000(9)	6.5%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 8205 Aqua Spray Avenue, Las Vegas, Nevada 89128.
(4)	Includes warrants to purchase an additional 2,439,920 shares.
(5)	Includes warrants to purchase an additional 1,321,312 shares.
(6)	Includes warrants to purchase an additional 1,284,491 shares.
(7)	Includes warrants to purchase an additional 416,666 shares.
(8)	Includes warrants to purchase an additional 416,650 shares.
(9)	Includes warrants to purchase an additional 1,000,000 shares.

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2012 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

	Number of shares to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of shares remaining available for future issuance under equity compensation plans (excluding shares reflected in column
Plan Category	(a)	(b)	(a)(c)
2003 Qualified ISOP (1,500,000 shares)	–	$–	1,500,000

Equity compensation plans not approved by stockholders	15,280,394	0.14	–

Total	15,280,394	$0.14	1,500,000

Total shares underlying unexercised options cannot exceed 10% of the Company’s total issued and outstanding shares of common stock, calculated on a pro forma basis.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 30, 2012, the Company sold a promissory note to FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors. The note is unsecured, bears interest at 10% and matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.

On September 30, 2012, the Company extended 348,320 previously granted and extended common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $13,022 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest during the year ended December 31, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended a total of 2,287,944 previously granted and extended common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $85,533 and was recognized as interest expense during the year ended December 31, 2012.

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

(7) L.L. Bradford & Company was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2012 and 2011. L.L. Bradford & Company billed us as follows for the years ended December 31, 2012 and 2011, respectively:

	For the Fiscal Years
	Ended December 31,
	2012	2011

Audit Fees(a)	$24,442	$25,000
Audit-Related Fees(b)	–	–
Tax Fees(c)	–	–
All Other Fees(d)	–	–
Total fees paid or accrued to our principal accountants	$24,442	$25,000

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
(b)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2012, and 2011, respectively.
(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2012 and 2011, respectively.
(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.1	Form of Mineral Lease Agreement	X
10.2	Form of Promissory Note with FutureWorth Capital	X
10.3	Form of Subscription Agreement for Promissory Note with FutureWorth Capital	X
10.4	Form of Warrant Certificate with FutureWorth Capital	X
24.1	Power of Attorney (including on signature page)	X
31.1	Certification of G. Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of G. Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pigsah, Wikeiup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
99.2	Press Release stated February 19, 2010		8-K		99.7	02/25/10
99.3	Press Release stated January 4, 2011		8-K		99.8	01/04/11
99.4	Press Release stated February 23, 2011		8-K		99.9	03/03/11
99.5	Press Release stated January 31, 2012		8-K		99.10	01/31/12
99.6	Press Release stated April 18, 2012		8-K		99.11	04/18/12
99.7	Press Release stated October 24, 2012		8-K		99.12	10/25/12
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By: /s/ G. Michael Hogan

G. Michael Hogan, President and Chief Executive Officer

Date: April 16, 2013

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of Can-Cal Resources Ltd., whose signature appears below hereby constitutes and appoints G. Michael Hogan, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2012 (the “Annual Report”) of Can-Cal Resources Ltd. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ G. Michael Hogan	Director & Chief Executive Officer (Principal	April 16, 2013
G. Michael Hogan	Executive Officer & Principal Accounting Officer)

/s/ Thompson MacDonald	Chairman of the Board of Directors	April 16, 2013
Thompson MacDonald

/s/ Ron Schinnour	Director	April 16, 2013
Ron Schinnour

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Can-Cal Resources Ltd.

We have audited the accompanying balance sheets of Can-Cal Resources Ltd. as of December 31, 2012 and 2011, and the related statements of operations, stockholders' deficit and cash flows for each of the years in the two-year period ended December 31, 2012, and the period from inception (March 22, 1995) to December 31, 2012. Can-Cal Resources Ltd.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2012, and the period from inception (March 22, 1995) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L. L. Bradford & Company, LLC

Las Vegas, Nevada

April 16, 2013

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2012	2011
ASSETS

Current assets:
Cash	$1,316	$37,846
Prepaid expenses	35,970	21,499
Total current assets	37,286	59,345

Property and equipment, net of accumulated depreciation of $33,133 and $26,971, respectively	1,026	6,583

Total assets	$38,312	$65,928

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$44,988	$25,936
Accounts payable, related parties	180,506	120,632
Accrued expenses	5,211	4,967
Accrued expenses, related parties	377,857	243,869
Unearned rental revenues	9,167	9,167
Notes payable, related parties, net of $448 and $-0- of unamortized common stock warrants at December 31, 2012 and 2011, respectively	30,843	53,062
Total current liabilities	648,572	457,633

Total liabilities	648,572	457,633

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 38,901,246 shares issued and outstanding as of December 31, 2012 and 2011, respectively	42,027	38,901
Subscriptions payable, -0-, and 50,000 shares at December 31, 2012 and 2011, respectively	–	1,500
Additional paid-in capital	9,710,504	9,248,673
(Deficit) accumulated during exploration stage	(10,362,791)	(9,680,779)
Total stockholders' (deficit)	(610,260)	(391,705)

Total liabilities and stockholders' (deficit)	$38,312	$65,928

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

			March 22, 1995
	For the Years Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012

Material sales	$–	$–	$245,500
Cost of sales	–	–	263,400
Gross loss	–	–	(17,900)

Operating expenses:
Exploration costs	51,837	46,499	647,686
General and administrative	291,571	311,743	7,305,542
Depreciation	6,162	8,230	264,946
Officer salary	120,000	120,000	1,201,176
Impairment of operating assets	–	–	443,772
Total operating expenses	469,570	486,472	9,863,122

Net operating loss	(469,570)	(486,472)	(9,881,022)

Other income (expense):
Other income	3,100	12,400	69,798
Interest income	–	–	52,945
Interest expense	(243,042)	(118,490)	(1,708,487)
Rental revenue	27,500	39,000	422,408
Gain (loss) on disposal of fixed assets	–	(23,673)	3,128
Gain on extinguishment of debts	–	1,152,039	1,152,039
Total other income (expense)	(212,442)	1,061,276	(8,169)

Loss before provision for income taxes	(682,012)	574,804	(9,889,191)
Provision for income taxes	–	–	–
Net income (loss) from continuing operations	(682,012)	574,804	(9,889,191)

Income from discontinued operations:
Income from discontinued operations	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	(590,000)
Net income (loss)	$(682,012)	$574,804	$(10,362,791)

Weighted average number of common shares outstanding - basic and fully diluted	40,941,949	36,285,342

Net (loss) per share - basic and fully diluted	$(0.02)	$0.02

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									(Deficit)
							Foreign		Accumulated	Total
	Common stock				Rescission	Unamortized	Currency	Additional	during	Stockholders’
	Number of		Subscriptions	Subscriptions	Liability	Equity	Translation	Paid-in	Exploration	Equity
	Shares	Amount	Receivable	Payable	Receivable	Grants	Adjustment	Capital	Stage	(Deficit)
Balance, March 22, 1995	–	$–	$–	$–	$–	$–	$–	$–	$–	$–
Common shares issued for services	–	–	–	–	–	–	–	–	–	–
Net loss									(1,000)	(1,000)
Balance, December 31, 1995	–	–	–	–	–	–	–	–	(1,000)	(1,000)
Common shares issued for services	3,441,217	3,400	–	–	–	–	–	625,000	–	628,400
Prior period adjustment, investment in joint venture	–	–	–	–	–	–	–	–	497,900	497,900
Net loss									(497,000)	(497,000)
Balance, December 31, 1996	3,441,217	3,400	–	–	–	–	–	625,000	(100)	628,300
Common shares issued for services	3,006,435	3,000	–	–	–	–	–	1,051,400	–	1,054,400
Net loss	(1,044,700)	(1,044,700)
Balance, December 31, 1997	6,447,652	6,400	–	–	–	–	–	1,676,400	(1,044,800)	638,000
Common shares issued for cash	557,509	600	–	–	–	–	–	211,200	–	211,800
Foreign currency translation adjustment	–	–	–	–	–	–	8,500	–	–	8,500
Net loss									(353,000)	(353,000)
Balance, December 31, 1998	7,005,161	7,000	–	–	–	–	8,500	1,887,600	(1,397,800)	505,300
Common shares issued for cash	1,248,621	1,200	–	–	–	–	–	572,600	–	573,800
Foreign currency translation adjustment	–	–	–	–	–	–	(11,800)	–	–	(11,800)
Realized foreign currency translation loss	–	–	–	–	–	–	3,300	–	–	3,300
Prior period Adjustment	–	–	–	–	–	–	–	–	15,000	15,000
Elimination of subsidiary upon disposal	–	–	–	–	–	–	–	–	116,400	116,400
Net loss									(1,038,500)	(1,038,500)
Balance, December 31, 1999	8,253,782	8,200	–	–	–	–	–	2,460,200	(2,304,900)	163,500
Common shares issued for cash	1,119,009	1,200	–	–	–	–	–	948,400	–	949,600
Net loss									(962,500)	(962,500)
Balance, December 31, 2000	9,372,791	9,400	–	–	–	–	–	3,408,600	(3,267,400)	150,600
Common shares issued for cash	785,947	800	–	–	–	–	–	81,500	–	82,300
Net loss									(704,500)	(704,500)
Balance, December 31, 2001	10,158,738	10,200	–	–	–	–	–	3,490,100	(3,971,900)	(471,600)
Common shares issued for cash	1,093,280	1,100	–	–	–	–	–	269,900	–	271,000
Common shares issued for services	92,292	100	–	–	–	–	–	23,800	–	23,900
Options granted for services	–	–	–	–	–	–	–	7,100	–	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	–	–	–	–	–	119,500	–	119,800
Warrants granted for loan fees on convertible notes payable, related party	–	–	(16,700)	–	(16,700)	(16,700)	–	16,700	–	(33,400)
Common shares issued for loan fees on convertible notes payable, related party	30,000	–	(13,500)	–	(13,500)	(13,500)	–	13,500	–	(27,000)
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	20,500	–	20,500
Amortization of loan fees	–	–	8,200	–	8,200	8,200	–	–	–	24,600
Net loss									(709,300)	(709,300)
Balance, December 31, 2002	11,683,987	11,700	(22,000)	–	(22,000)	(22,000)	–	3,961,100	(4,681,200)	(774,400)
Common shares issued for cash	823,410	800	–	–	–	–	–	163,900	–	164,700
Common shares issued for services	381,260	400	–	–	–	–	–	63,800	–	64,200
Options granted for services	–	–	–	–	–	–	–	61,300	–	61,300
Common shares issued for repayment of note payable, related party common shares issued for repayment of note payable, related party in the amount of $78,300, including accrued interest of $43,300	364,305	400	–	–	–	–	–	77,900	–	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	38,300	–	38,300
Amortization of loan fees	–	–	15,000	–	15,000	15,000	–	–	–	45,000
Net loss									(711,100)	(711,100)

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(continued)

									(Deficit)
							Foreign		Accumulated	Total
	Common stock				Rescission	Unamortized	Currency	Additional	during	Stockholders’
	Number of		Subscriptions	Subscriptions	Liability	Equity	Translation	Paid-in	Exploration	Equity
	Shares	Amount	Receivable	Payable	Receivable	Grants	Adjustment	Capital	Stage	(Deficit)
Balance, December 31, 2003	13,252,962	13,300	(7,000)	–	(7,000)	(7,000)	–	4,366,300	(5,392,300)	(1,033,700)
Common shares issued for cash	1,564,311	1,600	–	–	–	–	–	306,400	–	308,000
Common shares issued for exercise of warrants	701,275	700	–	–	–	–	–	124,900	–	125,600
Common shares issued for services	390,224	400	–	–	–	–	–	73,800	–	74,200
Warrants granted for services	–	–	–	–	–	–	–	12,200	–	12,200
Interest expense for warrants granted	–	–	–	–	–	–	–	280,200	–	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	–	–	–	–	–	228,500	–	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	–	–	–	–	–	99,000	–	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	–	–	–	–	–	82,400	–	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	17,600	–	17,600
Amortization of loan fees	–	–	7,000	–	7,000	7,000	–	–	–	21,000
Net loss									(1,030,500)	(1,030,500)
Balance, December 31, 2004	17,860,026	17,900	–	–	–	–	–	5,591,300	(6,422,800)	(813,600)
Common shares issued for cash	762,500	800	–	–	–	–	–	152,700	–	153,500
Common shares issued for exercise of warrants	349,545	300	–	–	–	–	–	69,500	–	69,800
Net loss									(421,800)	(421,800)
Balance, December 31, 2005	18,972,071	19,000	–	–	–	–	–	5,813,500	(6,844,600)	(1,012,100)
Common shares issued for cash	2,448,213	2,400	–	–	–	–	–	642,100	–	644,500
Common warrants exercised for cash	174,000	200	–	–	–	–	–	43,300	–	43,500
Common shares issued for services	19,500	–	–	–	–	–	–	5,000	–	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	–	–	–	–	–	80,600	–	81,000
Common shares issued in satisfaction of notes payable-related parties	56,821	100	–	–	–	–	–	11,800	–	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	–	–	–	–	–	41,700	–	41,900
Common shares issued for asset acquisition	1,000,000	1,000	–	–	–	–	–	399,000	–	400,000
Option granted to officers and directors	–	–	–	–	–	–	–	123,500	–	123,500
Warrants granted for services	–	–	–	–	–	–	–	2,200	–	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	–	–	–	–	–	–	–	65,400	–	65,400
Warrants granted in satisfaction of notes payable-related parties	–	–	–	–	–	–	–	9,600	–	9,600
Warrants granted in satisfaction of convertible debenture	–	–	–	–	–	–	–	40,000	–	40,000
Net loss									(621,000)	(621,000)
Balance, December 31, 2006 (Restated)	23,263,086	23,264	–	–	–	–	–	7,277,736	(7,465,600)	(164,600)
Common shares issued for cash	492,795	492	–	–	–	–	–	188,698	–	189,190
Common warrants exercised for cash	745,372	745	–	–	–	–	–	185,598	–	186,343
Common shares issued for services	4,000	4	–	–	–	–	–	2,010	–	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	–	–	–	–	–	21,950	–	22,000
Debt forgiveness, related party	–	–	–	–	–	–	–	147,419	–	147,419
Net loss									(604,913)	(604,913)
Balance, December 31, 2007 (Restated)	24,555,253	24,555	–	–	–	–	–	7,823,411	(8,070,513)	(222,547)
Common shares issued for cash	32,500	33	–	–	–	–	–	8,091	–	8,124
Net loss									(1,016,661)	(1,016,661)
Balance, December 31, 2008	24,587,753	24,588	–	–	–	–	–	7,831,502	(9,087,174)	(1,231,084)

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

(continued)

									(Deficit)
							Foreign		Accumulated	Total
	Common stock				Rescission	Unamortized	Currency	Additional	during	Stockholders’
	Number of		Subscriptions	Subscriptions	Liability	Equity	Translation	Paid-in	Exploration	Equity
	Shares	Amount	Receivable	Payable	Receivable	Grants	Adjustment	Capital	Stage	(Deficit)
Common shares issued for cash	2,926,600	2,926	(25,000)	–	–	–	–	362,899	–	340,825
Common shares issued for debt conversion to related parties of $398,593, including accrued interest of $29,093	3,188,741	3,189	–	–	–	–	–	395,404	–	398,593
Warrants granted in connection with debt conversion	–	–	–	–	–	–	–	78,961	–	78,961
Common shares issued for services	122,000	122	–	–	–	–	–	15,338	–	15,460
Common shares cancelled per rescission order	(126,898)	(127)	–	–	–	–	–	(55,660)	–	(55,787)
Rescission liability receivable	–	–	–	–	(12,125)	–	–	–	–	(12,125)
Net loss									(595,554)	(595,554)
Balance, December 31, 2009	30,698,196	30,698	(25,000)	–	(12,125)	–	–	8,628,444	(9,682,728)	(1,060,711)
Common shares issued for cash	40,000	40	25,000	–	–	–	–	4,960	–	30,000
Receipt of payment on rescission liability receivable	–	–	–	–	12,125	–	–	–	–	12,125
Common shares awarded for debt conversion, 2,146,666 shares	–	–	–	128,800	–	–	–	–	–	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	–	–	–	–	–	–	–	74,403	–	74,403
Common shares awarded for commissions, 46,500 shares	–	–	–	2,790	–	–	–	–	–	2,790
Common shares cancelled	(26,993)	(27)	–	–	–	–	–	27	–	–
Net loss									(572,855)	(572,855)
Balance, December 31, 2010	30,711,203	30,711	–	131,590	–	–	–	8,707,834	(10,255,583)	(1,385,448)
Common shares issued for cash	5,824,584	5,825	–	–	–	–	–	343,650	–	349,475
Common shares granted for commissions, 50,000 shares	–	–	–	1,500	–	–	–	–	–	1,500
Common shares issued for debt conversion	2,146,666	2,146	–	(128,800)	–	–	–	126,654	–	–
Common shares awarded for commissions	218,793	219	–	(2,790)	–	–	–	12,909	–	10,338
Extension of previously granted warrants, 6,377,496 warrants	–	–	–	–	–	–	–	57,626	–	57,626
Net income									574,804	574,804
Balance, December 31, 2011	38,901,246	38,901	–	1,500	–	–	–	9,248,673	(9,680,779)	(391,705)
Common shares issued for cash	3,058,314	3,059	–	–	–	–	–	220,440	–	223,499
Common shares issued for services	50,000	50	–	(1,500)	–	–	–	1,450	–	–
Common shares granted for commissions, 17,000 shares	17,500	17	–	–	–	–	–	1,033	–	1,050
Extension of previously granted warrants, 6,377,496 warrants	–	–	–	–	–	–	–	238,419	–	238,419
Warrants granted as debt offering costs, 20,000 warrants	–	–	–	–	–	–	–	489	–	489
Net loss									(682,012)	(682,012)
Balance, December 31, 2012	42,027,060	$42,027	$–	$–	$–	$–	$–	$9,710,504	$(10,362,791)	$(610,260)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			March 22, 1995
	For the Years Ended		(inception) to
	December 31,		December 31,
	2012	2011	2012
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(682,012)	$574,804	$(10,362,791)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,162	8,230	264,946
Bad debts	–	–	207,100
(Gain) loss on sale of fixed assets	–	23,673	(3,128)
Gain on extinguishment of debts	–	(1,152,039)	(1,152,039)
Stock based compensation granted for services	1,050	11,838	563,952
Stock based compensation granted for financing and interest	238,460	57,626	972,650
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:
Prepaid expenses	(14,471)	(3,072)	84,930
Increase (decrease) in liabilities:
Accounts payable	19,052	(72,859)	(22,924)
Accounts payable, related parties	59,874	60,632	180,506
Accrued expenses	244	164,401	543,789
Accrued expenses, related parties	133,988	2,064	659,861
Unearned revenues	–	–	9,167
Net cash used in operating activities	(237,653)	(324,702)	(7,102,909)

CASH FLOWS FROM INVESTING ACTIVITIES		–
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	(605)	–	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	(605)	–	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	57,525	–	965,316
Principal payments on notes payable, related parties	(79,296)	(4,129)	(462,475)
Proceeds from the issuance of common stock	223,499	349,475	7,722,300
Net cash provided by financing activities	201,728	345,346	8,612,441

Net increase in cash	(36,530)	20,644	1,316
Cash, beginning of period	37,846	17,202	–
Cash, end of period	$1,316	$37,846	$1,316

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,362,791 and used net cash in operations of $7,102,909 for the period from inception (March 22, 1995) through December 31, 2012. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Machinery and equipment 10 years

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2012 and 2011, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company has adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $239,510 and $69,464 for the years ended December 31, 2012 and 2011, respectively, based on the fair value of the common stock at the grant date.

Modification of Warrants

The Company extended a total of 6,417,496 warrants on September 30, 2012, which were originally granted on June 30, 2009 as part of debt financing arrangements. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. The incremental (additional) cost is computed as any excess of the fair value of the modified award over the fair value of the original award immediately before modification. As a result, a total of $238,419 has been expensed as finance charges during the year ended December 31, 2012.

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

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

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

Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. The Company did not record any write downs during the years ended December 31, 2012 and 2011. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2013-02, Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, to improve the transparency of reporting these reclassifications. Other comprehensive income includes gains and losses that are initially excluded from net income for an accounting period. Those gains and losses are later reclassified out of accumulated other comprehensive income into net income. The amendments in the ASU do not change the current requirements for reporting net income or other comprehensive income in financial statements. All of the information that this ASU requires already is required to be disclosed elsewhere in the financial statements under U.S. GAAP. The new amendments will require an organization to:

-	Present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income - but only if the item reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period; and
-	Cross-reference to other disclosures currently required under U.S. GAAP for other reclassification items (that are not required under U.S. GAAP) to be reclassified directly to net income in their entirety in the same reporting period. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is initially transferred to a balance sheet account (e.g., inventory for pension-related amounts) instead of directly to income or expense.

The amendments apply to all public and private companies that report items of other comprehensive income. Public companies are required to comply with these amendments for all reporting periods (interim and annual). The amendments are effective for reporting periods beginning after December 15, 2012, for public companies. Early adoption is permitted. The adoption of ASU No. 2013-02 is not expected to have a material impact on our financial position or results of operations.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities, which clarifies which instruments and transactions are subject to the offsetting disclosure requirements originally established by ASU 2011-11. The new ASU addresses preparer concerns that the scope of the disclosure requirements under ASU 2011-11 was overly broad and imposed unintended costs that were not commensurate with estimated benefits to financial statement users. In choosing to narrow the scope of the offsetting disclosures, the Board determined that it could make them more operable and cost effective for preparers while still giving financial statement users sufficient information to analyze the most significant presentation differences between financial statements prepared in accordance with U.S. GAAP and those prepared under IFRSs. Like ASU 2011-11, the amendments in this update will be effective for fiscal periods beginning on, or after January 1, 2013. The adoption of ASU 2013-01 is not expected to have a material impact on our financial position or results of operations.

In October 2012, the FASB issued Accounting Standards Update ASU 2012-04, “Technical Corrections and Improvements” in Accounting Standards Update No. 2012-04. The amendments in this update cover a wide range of Topics in the Accounting Standards Codification. These amendments include technical corrections and improvements to the Accounting Standards Codification and conforming amendments related to fair value measurements. The amendments in this update will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 is not expected to have a material impact on our financial position or results of operations.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

In August 2012, the FASB issued ASU 2012-03, “Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin (SAB) No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)” in Accounting Standards Update No. 2012-03. This update amends various SEC paragraphs pursuant to the issuance of SAB No. 114. The adoption of ASU 2012-03 is not expected to have a material impact on our financial position or results of operations.

In July 2012, the FASB issued ASU 2012-02, “Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment” in Accounting Standards Update No. 2012-02. This update amends ASU 2011-08, Intangibles – Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment and permits an entity first to assess qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired as a basis for determining whether it is necessary to perform the quantitative impairment test in accordance with Subtopic 350-30, Intangibles - Goodwill and Other - General Intangibles Other than Goodwill. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. The adoption of ASU 2012-02 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. This update defers the requirement to present items that are reclassified from accumulated other comprehensive income to net income in both the statement of income where net income is presented and the statement where other comprehensive income is presented. The adoption of ASU 2011-12 is not expected to have a material impact on our financial position or results of operations.

In December 2011, the FASB issued ASU No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS. The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. The Company is currently evaluating the impact, if any, that the adoption of this pronouncement may have on its results of operations or financial position.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $682,012 for the year ended December 31, 2012, has used net cash in operating activities of $7,102,909 from inception and had a working capital deficit of $611,286 at December 31, 2012. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

Management Changes

On March 1, 2013, Dr. Michael Giuffre resigned from the Board of Directors.

On February 27, 2013, Mr. William J. Hogan resigned from the Board of Directors.

On August 12, 2012, Dr. Michael Giuffre was appointed to the Company’s Board of Directors. Compensation has not yet been determined.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

On April 17, 2012 the Company appointed Ron Schinnour to the Board of Directors. Mr. Schinnour currently serves on the Board of Directors of FoodChek Systems Inc., a Company owned by another former member of the Company’s Board of Directors, William Hogan. Compensation has not yet been determined.

On January 30, 2012, the Company appointed Mr. Thompson MacDonald to the Board of Directors. Compensation has not yet been determined.

Notes Payable, Related Parties

From time to time we have received and repaid loans from Officers and Directors to fund operations. These related debts are fully disclosed in Note 6 below.

Compensation

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

We owed accrued salaries to our CEO of $360,000 and $240,000 at December 31, 2012 and 2011, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2012 we owed Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

Share Based Compensation

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense during the year ended December 31, 2012.

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

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following as of December 31, 2012 and December 31, 2011, respectively:

	December 31,	December 31,
	2012	2011
Prepaid portion of UNLV research project as disclosed below	$18,530	$–
Annual Bureau of Land Management fees	14,581	16,492
Securities and Exchange Commission filing fees (XBRL)	–	1,750
Rental fees	–	2,400
Health and auto insurance premiums	–	857
Directors and officers insurance	2,859	–
	$35,970	$21,499

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

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2012	2011

Machinery and equipment	$1,000	$1,000
Transportation equipment	31,787	31,787
Furniture and fixtures	1,372	767
	34,159	33,554
Less accumulated depreciation	(33,133)	(26,971)
	$1,026	$6,583

Depreciation expense totaled $6,162 and $8,230 for the years ended December 31, 2012 and 2011, respectively.

During 2011, we disposed of an Arc Furnace classified as machinery with a cost basis of $32,386 that had accumulated depreciation of 8,713 and was no longer in service. No proceeds were received from the disposals and a $23,673 loss on disposal of fixed assets was recognized in the statement of operations.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Note payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$26,291	$–
Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	–
Note payable to a member of the Board of Directors, unsecured, due on demand, bearing interest at 8.25%, related party.	–	25,000
Note payable to the CEO, unsecured, non-interest bearing, due on demand, related party.	–	28,062
Total notes payable, related parties	31,291	53,062
Less: unamortized discount on common stock warrants	448	–
Less: current portion	30,843	53,062
Notes payable, related parties, less current portion	$–	$–

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

The following presents components of interest expense by instrument type for the years ended December 31, 2012 and 2011, respectively:

	December 31,	December 31,
	2012	2011
Interest on notes payable, related parties	$1,593	$2,064
Interest on notes payable	–	39,633
Commissions on finance offerings	1,050	7,720
Fair value of common stock granted as commissions on finance offerings	1,050	10,337
Amortization of warrants granted on notes payable, related parties	41	–
Fair value of warrant extensions	238,419	57,626
Accounts payable related vendor finance charges	889	1,110
	$243,042	$118,490

Note 7 – Unearned Rental Revenues

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2012 and 2011, we had unearned revenue from this agreement totaling $9,167 and $9,167, respectively.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

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

Note 9 – Changes in Securities

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

2010

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

2007

During the twelve months ended December 31, 2007, we sold 1,238,167 restricted common shares to 72 Canadian residents and 4 US residents for a total of $375,534 and issued warrants to purchase 492,795 restricted common shares, exercisable between $0.35 and $0.65 per share. These securities were issued in private transactions, with respect to the Canadian residents, in reliance on the exemption from registration with the SEC provided by Regulation S, and with respect to the U.S. citizen, in reliance on the exemption available under Section 4(2) of the 1933 Act.

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

2004

During 2004, 2,255,586 restricted common shares were issued to one hundred and seven (107) Canadian residents or companies controlled and owned by Canadian resident investors for $431,425 and 10,000 restricted common shares were issued to one U.S. resident investor for $2,000 (245,000 shares were priced at $0.18 per share, 1,620,131 shares were priced at $0.20 per share, 261,200 shares were priced at $0.25 per share, and 139,255 shares were issued as a 25% premium on the conversion of warrants, representing premiums of up to 25% and discounts ranging from 0% to approximately 25% from market prices at the time of issuance). With respect to 1,319,308 of these restricted common shares, the investors were also issued warrants to purchase 1,259,308 additional restricted common shares at $0.25 per share and 60,000 additional restricted common shares at $0.20 per share. With respect to 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.25, and with respect to another 245,000 restricted common shares, the investors were also issued warrants to purchase 245,000 additional restricted common shares at $0.50 per share. Of these, we also sold 5,000 shares to a director of the Company for proceeds of $1,000 and issued warrants to purchase 5,000 restricted common shares, exercisable at $0.25 per share for a two year period. All warrants will expire two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

2003

During 2003, 673,410 restricted common shares were issued to nineteen (19) Canadian residents or companies controlled and owned by Canadian resident investors for $134,682 and 150,000 restricted common shares were issued to 12 U.S. resident investors for $30,000 (all shares were priced at $0.20 per share, representing premiums of up to 25% and discounts ranging from 0% to approximately 25% from market prices at the time of issuance). With respect to 237,410 restricted common shares, the investors were also issued warrants to purchase 474,820 additional restricted common shares and with respect to 473,500 restricted common shares, the investors were also issued warrants to purchase 473,500 additional restricted common shares; all warrants were priced at $0.20 per share and will expire two years from the date of issuance. With respect to 112,500 restricted common shares, the investors were also issued 112,500 warrants to purchase additional restricted common shares, at a price of $0.25 per share for a period of two years from the date of issuance. The shares and warrants were sold to Canadian investors pursuant to the exemption provided by Regulation S of the 1933 Act, and the shares and warrants sold to U.S. investors were sold pursuant to the exemption provided by section 4(2) of the 1933 Act.

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

2002

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

2001

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

2000

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

1999

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

1998

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

1997

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

Note 10 – Options

Option Plan

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan.

Options Granted

There were no options issued during the years ended December 31, 2012 through 2007.

On June 7, 2006, the Company granted options to buy 500,000 shares of the Company’s common stock at an exercise price of $0.20 with a five year term from the date of issuance to the former Directors of the Company.

On June 7, 2006, the Company granted options to buy 250,000 shares of the Company’s common stock at an exercise price of $0.20 with a three year term from the date of issuance to an unrelated consultant.

On May 22, 2006, the Company granted options to buy 250,000 shares of the Company’s common stock at an exercise price of $0.20 with a three year term from the date of issuance to an unrelated consultant.

On October 1, 2003, the Company granted options to buy 500,000 shares of the Company’s common stock at an exercise price of $0.16 with a ten year term from the date of issuance to a former employee of the Company.

Options Exercised

On June 19, 2006, a consultant exercised 100,000 options of 250,000 that were originally granted on May 22, 2006 in exchange for $20,000 of proceeds.

Options Cancelled

On June 6, 2011, options to purchase 500,000 shares of common stock, exercisable at $0.20 per share, held by our former CEO expired.

On June 6, 2011, options to purchase 500,000 shares of common stock, exercisable at $0.16 per share, held by a former employee expired due to his previous resignation.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

On June 6, 2009, options to purchase 250,000 shares of common stock, exercisable at $0.20 per share, held by outside consultants expired.

On May 21, 2009, the remaining 150,000 options of the original 250,000 options granted to a consultant on May 22, 2006 expired.

In accordance with ASC 505, “Share-Based Payment”; the Company recognized the fair value of the options in the statement of operations on the date of grant. The following is a summary of information about the stock options outstanding at December 31, 2012.

Shares Underlying
Shares Underlying Options Outstanding				Options Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Options	Contractual	Exercise	Options	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.16 – $0.20	-0-	-0- years	$0.18	-0-	$0.00

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	-%	-%
Average expected life (in years)	-0-	-0-
Volatility	-%	-%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2012 and 2011, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

The following table summarizes the Company’s option activity related to employees and consultants:

Weighted
	Options	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	1,000,000	$0.18
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	(1,000,000)	(0.18)
Balance, December 31, 2011	-	-
Granted	-	-
Cancelled	-	-
Exercised	-	-
Expired	-	-
Balance, December 31, 2012	-	$-

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

Note 11 – Warrants

Warrants Granted

On November 30, 2012, the Company granted 20,000 common stock warrants s to a former member of the Company’s Board of Directors with an exercise price of $0.10 per share for its common stock. These stock warrants were granted in connection with a $5,000 loan from the Director. These warrants are exercisable over two years from the date of grant at an exercise price of $0.10 per share.

On September 30, 2012, the Company extended 348,320 previously granted and extended common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $13,022 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense during the year ended December 31, 2012.

On September 30, 2012, the Company extended a total of 2,287,944 previously granted and extended common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $85,533 and was recognized as interest expense during the year ended December 31, 2012.

On July 31, 2012, the Company granted 1,000,000 common stock warrants with an exercise price of $0.15 per share for its common stock. These stock warrants were granted in connection with the sale of 1,000,000 shares of common stock in exchange for proceeds of $100,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.15 per share.

On April 4, 2012, the Company granted a total of 874,982 common stock warrants amongst three individual investors with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 874,982 shares of common stock in exchange for total proceeds of $52,499. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On April 4, 2012, the Company granted 416,667 common stock warrants s to a member of the Company’s Board of Directors with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 874,982 shares of common stock in exchange for total proceeds of $25,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 150,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 150,000 shares of common stock in exchange for proceeds of $9,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 83,333 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 83,333 shares of common stock in exchange for proceeds of $5,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On March 20, 2012, the Company granted 166,666 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 166,666 shares of common stock in exchange for proceeds of $10,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

On March 20, 2012, the Company granted 166,666 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 166,666 shares of common stock in exchange for proceeds of $10,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On February 15, 2012, the Company granted 100,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

On February 15, 2012, the Company granted 100,000 common stock warrants with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 100,000 shares of common stock in exchange for proceeds of $6,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

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

Warrants Expired

A total of 2,146,666 and -0- warrants expired during the years ended December 31, 2012 and 2011, respectively.

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

The following is a summary of information about the common stock warrants outstanding at December 31, 2012:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.15	15,280,394	1.05 years	$0.14	15,280,394	$0.14

The following is a summary of the common stock warrant activity as of December 31, 2012.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2011	9,588,162	$0.13
Granted	5,824,584	0.08
Cancelled	–	–
Exercised	–	–
Expired	(1,064,000)	(0.15)
Balance, December 31, 2011	14,348,746	0.11
Granted	9,455,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(8,524,162)	(0.08)
Balance, December 31, 2012	15,280,394	$0.14

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2012, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $8,395,720 and $8,076,600 of federal net operating losses at December 31, 2012 and 2011, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2012	2011
Deferred tax asset:
Net operating loss carry forwards	$2,938,500	$2,826,810
Total deferred tax assets:	2,938,500	2,826,810
Less: Valuation allowance	(2,938,500)	(2,826,810)
Net deferred tax assets	$–	$–

CAN-CAL RESOURCES LTD. (An Exploration Stage Company) NOTES TO FINANCIAL STATEMENTS

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2012 and 2011.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,	December 31,
	2012	2011

Federal and state statutory rate	35%	35%
Change in valuation allowance on deferred tax assets	(35%)	(35%)

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

Note 14 – Subsequent Events

On March 1, 2013, Dr. Michael Giuffre resigned from the Board of Directors.

On February 27, 2013, Mr. William J. Hogan resigned from the Board of Directors.

