Form 10-Q
period 2013-03-31
CAN CAL RESOURCES LTD
filed 2013-05-17
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒         QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on May 14, 2013 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2013	2012
ASSETS	(Unaudited)

Current assets:
Cash	$164	$1,316
Prepaid expenses	29,289	35,970
Total current assets	29,453	37,286

Property and equipment, net of accumulated depreciation of $33,226 and $33,133, respectively	933	1,026

Total assets	$30,386	$38,312

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$62,606	$44,988
Accounts payable, related parties	180,506	180,506
Accrued expenses	10,834	5,211
Accrued expenses, related parties	408,500	377,857
Unearned rental revenues	29,792	9,167
Notes payable, related parties, net of $326 and $448 of unamortized common stock warrants at March 31, 2013 and December 31, 2012, respectively	44,266	30,843
Total current liabilities	736,504	648,572

Total liabilities	736,504	648,572

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
(Deficit) accumulated during exploration stage	(10,458,649)	(10,362,791)
Total stockholders' (deficit)	(706,118)	(610,260)

Total liabilities and stockholders' (deficit)	$30,386	$38,312

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

			March 22, 1995
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2013	2012	2013

Material sales	$–	$–	$245,500
Cost of sales	–	–	263,400
Gross loss	–	–	(17,900)

Operating expenses:
Exploration costs	11,570	8,378	659,256
General and administrative	59,322	80,369	7,364,864
Depreciation	93	1,652	265,039
Officer salary	30,000	30,000	1,231,176
Impairment of operating assets	–	–	443,772
Total operating expenses	100,985	120,399	9,964,107

Net operating loss	(100,985)	(120,399)	(9,982,007)

Other income (expense):
Other income	–	2,350	69,798
Interest income	–	–	52,945
Interest expense	(1,748)	(2,690)	(1,710,235)
Rental revenue	6,875	6,875	429,283
Gain (loss) on disposal of fixed assets	–	–	3,128
Gain on extinguishment of debts	–	–	1,152,039
Total other income (expense)	5,127	6,535	(3,042)

Loss before provision for income taxes	(95,858)	(113,864)	(9,985,049)
Provision for income taxes	–	–	–
Net income (loss) from continuing operations	(95,858)	(113,864)	(9,985,049)

Income from discontinued operations:
Income from discontinued operations	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	(590,000)
Net income (loss)	$(95,858)	$(113,864)	$(10,458,649)

Weighted average number of common shares outstanding - basic and fully diluted	42,095,949	39,083,663

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 22, 1995
	For the Three Months Ended		(inception) to
	March 31,		March 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(95,858)	$(113,864)	$(10,458,649)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93	1,652	265,039
Bad debts	–	–	207,100
(Gain) loss on sale of fixed assets	–	–	(3,128)
Gain on extinguishment of debts	–	–	(1,152,039)
Stock based compensation granted for services	–	1,050	563,952
Stock based compensation granted for financing and interest	122	–	972,772
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:
Prepaid expenses	6,681	1,214	91,611
Increase (decrease) in liabilities:
Accounts payable	17,618	7,500	(5,306)
Accounts payable, related parties	–	14,368	180,506
Accrued expenses	5,623	2,752	549,412
Accrued expenses, related parties	30,643	29,391	690,504
Unearned revenues	20,625	20,625	29,792
Net cash used in operating activities	(14,453)	(35,312)	(7,117,362)

CASH FLOWS FROM INVESTING ACTIVITIES		–
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	–	–	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	–	–	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	13,301	–	978,617
Principal payments on notes payable, related parties	–	–	(462,475)
Proceeds from the issuance of common stock	–	46,000	7,722,300
Net cash provided by financing activities	13,301	46,000	8,625,742

Net increase in cash	(1,152)	10,688	164
Cash, beginning of period	1,316	37,846	–
Cash, end of period	$164	$48,534	$164

Supplemental disclosures:
Interest paid	$178	$–
Income taxes paid	$–	$–

See accompanying notes to financial statements.

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2012 of Can-Cal Resources Ltd. (the “Company”).

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,458,649 and used net cash in operations of $7,117,362 for the period from inception (March 22, 1995) through March 31, 2013. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $95,858 for the three months ended March 31, 2013. Also, the Company’s current liabilities exceed its current assets by $707,051 as of March 31, 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

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

On January 30, 2012, the Company appointed Mr. Thompson MacDonald to the Board of Directors. Compensation has not yet been determined.

Notes Payable, Related Parties

From time to time we have received and repaid loans from Officers and Directors to fund operations. These related party debts are fully disclosed in Note 5 below.

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

We owed accrued salaries to our CEO of $390,000 and $360,000 at March 31, 2013 and December 31, 2012, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. We owe Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012.

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

Note 4 – Prepaid Expenses

As of March 31, 2013 and December 31, 2012 prepaid expenses consisted of the following:

	March 31,	December 31,
	2013	2012
Prepaid portion of UNLV research project as disclosed below	$18,353	$18,530
Annual Bureau of Land Management fees	10,936	14,581
Directors and officers insurance	–	2,859
	$29,289	$35,970

On April 23, 2012, May 10, 2012 and March 31, 2013, the Company paid $30,000, $5,000 and $6,000, respectively to the University of Nevada Las Vegas (UNLV) as part of a research project on our Wikieup property to be conducted from May 1, 2012 through September 30, 2013. These fees were paid pursuant to a donation to the UNLV’s Economic Geology Research Program Fund, and will be amortized over the duration of the project on a straight line basis. The project will use both field and laboratory analyses to investigate the surface geology of the property in order to address the following questions:

1. Is there geologic evidence consistent with the presence of a porphyry copper system within the area of Can-Cal's claim block?

2. Is there evidence to support the hypothesis that the property represents the root zone of a porphyry system that has been decapitated and transported into the valley to the east?

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of March 31, 2013 and December 31, 2012, respectively:

	March 31,	December 31,
	2013	2012

Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$39,592	$26,291

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	44,592	31,291
Less: unamortized discount on common stock warrants	326	448
Less: current portion	44,266	30,843

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the three months ended March 31, 2013 and 2012, respectively:

	March 31,	March 31,
	2013	2012
Interest on notes payable, related parties	$1,448	$516
Commissions on finance offerings	–	1,050
Fair value of common stock granted as commissions on finance offerings	–	1,050
Amortization of warrants granted on notes payable, related parties	122	–
Accounts payable related vendor finance charges	178	74
	$1,748	$2,690

Note 6 – Changes in Securities

2013

None.

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

Options Granted

There were no options issued during the three months ended March 31, 2013 and 2012.

Options Exercised

There were no options exercised during the three months ended March 31, 2013 and 2012.

Options Cancelled

There were no options cancelled during the three months ended March 31, 2013 and 2012.

Note 8 – Warrants

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

On September 30, 2012, the Company extended 348,320 previously granted and extended common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $13,022 and was recognized as interest expense on September 30, 2012.

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $91,215 and was recognized as interest expense on September 30, 2012.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $48,649 and was recognized as interest expense on September 30, 2012.

On September 30, 2012, the Company extended a total of 2,287,944 previously granted and extended common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expire on June 30, 2014. The total estimated value using the Black-Scholes Pricing Model, based on a volatility rate of 216% and a call option value of $0.0374, was $85,533 and was recognized as interest expense on September 30, 2012.

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

Warrants Expired

A total of 1,888,334 and -0- warrants expired during the three months ended March 31, 2013 and 2012, respectively.

Warrants Cancelled

There were no warrants cancelled during the three months ended March 31, 2013 and 2012.

The following is a summary of the common stock warrant activity as of March 31, 2013.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2012	14,348,746	$0.11
Granted	9,455,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(8,524,162)	(0.08)
Balance, December 31, 2012	15,280,394	0.14
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(1,888,334)	(0.08)
Balance, March 31, 2013	13,392,060	$0.12

Note 9 – Commitments and Contingencies

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

Note 10 – Subsequent Events

On April 11, 2013, the Company received an unsecured loan of $20,000 from the CEO, bearing interest at 10% and due on demand.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2012 and 2011 and the and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our Form 10-K for the year ended December 31, 2012 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At March 31, 2013, we had cash on hand of $164 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during the first three months of 2013 to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property. On January 23, 2012 we entered into a mineral lease agreement with a partner who will purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale. The agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. We will receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date of this filing, we have not yet sold any minerals under this agreement. We continue to be hopeful that these sales will commence in the near term, however there can be no assurances.

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

Results of Operations for the Three Months Ended March 31, 2013 and 2012:

	Three Months Ended
	March 31,
	2013	2012	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$11,570	$8,378	$3,192	38%
General & administrative	59,322	80,369	(21,047)	(26%	)
Depreciation	93	1,652	(1,559)	(94%	)
Officer salary	30,000	30,000	–	–
Total operating expenses	100,985	120,399	(19,414)	(16%	)

Loss from operations	(100,985)	(120,399)	(19,414)	(16%	)

Other income (expense):
Other income	–	2,350	(2,350)	(100%	)
Rental revenue	6,875	6,875	–	–
Interest expense	(1,748)	(2,690)	(942)	(35%	)
Total other income (expense)	5,127	6,535	(1,408)	(22%	)

Net loss	$(95,858)	$(113,864)	$(18,006)	(16%	)

Exploration costs

Exploration costs for the three months ended March 31, 2013 increased by $3,192 (or 38%) from $8,378 for the three months ended March 31, 2012 to $11,570 for the three months ended March 31, 2013. The increase is due primarily to increased exploration costs related to our UNLV research project at our Wikieup location that didn’t start until May of 2012.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2013 decreased by $21,047 (or 26%) from $80,369 for the three months ended March 31, 2012 to $59,322 for the three months ended March 31, 2013. The decrease is principally due to $15,000 of decreased Directors fees pursuant to the termination of Mr. William Hogan’s consulting agreement during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Depreciation

Depreciation for the three months ended March 31, 2013 decreased by $1,559 (or 94%) from $1,652 for the three months ended March 31, 2012 to $93 for the three months ended March 31, 2013. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Officer salary

Officer salary for the three months ended March 31, 2013 and 2012 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended March 31, 2013 decreased by $19,414 (or 16%) from $120,399 for the three months ended March 31, 2012 to $100,985 for the three months ended March 31, 2013. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to decreased Directors fees commensurate with the termination of Mr. William Hogan’s consulting agreement during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Other income (expense)

Other income for the three months ended March 31, 2013 decreased by $2,350 (or 100%) from $2,350 for the three months ended March 31, 2012 to $-0- for the three months ended March 31, 2013 due to discontinued collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the three months ended March 31, 2013 compared to the three months ended March 31, 2012.

Rental revenue was $6,875 for the three months ended March 31, 2013, as well as, the three months ended March 31, 2012. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Interest expense for the three months ended March 31, 2013 decreased by $942 (or 35%) from $2,690 for the three months ended March 31, 2012 compared to $1,748 for the three months ended March 31, 2013. The decrease in interest expense was primarily due to finance charges recognized as commissions on stock sales during the three months ended March 31, 2012 that were not incurred in the comparative three month period ending March 31, 2013.

Net loss

Our net loss for the three months ended March 31, 2013 decreased by $18,006 (or 16%) from $113,864 for the three months ended March 31, 2012 compared to $95,858 for the three months ended March 31, 2013. Our decreased net loss for the three months ended March 31, 2013 was primarily a result of $15,000 of Directors fees and $2,100 of finance costs on stock sales recognized during the three months ended March 31, 2012 that were not recognized during the comparative three months ended March 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2013 compared to December 31, 2012.

	March 31,	December 31,	Increase / (Decrease)
	2013	2012	$	%

Current Assets	$29,453	$37,286	$(7,833)	(21%	)

Current Liabilities	$736,504	$648,572	$87,932	14%

Working Capital (deficit)	$(707,051)	$(611,286)	$95,765	16%

Internal and External Sources of Liquidity

During the three months ended March 31, 2013 and 2012, our operating activities used cash of $14,453 and $35,312, respectively, while our financing activities provided cash of $13,301 and $46,000, respectively. The cash used in operating activities was principally a result of the net loss we incurred.

Financing Activities. During the three months ended March 31, 2013 we raised a total of $13,301 from loan advances from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of March 31, 2013, our cash balance was $164. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing. On April 11, 2013, we received a short term loan of $20,000 from our CEO, Mr. Michael Hogan. We anticipate our current cash reserves will be sufficient to support operations through May 31, 2013, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended March 31, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended March 31, 2013.

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

Date: May 17, 2013

