Form 10-Q
period 2013-06-30
CAN CAL RESOURCES LTD
filed 2013-08-19
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Yes ☒ No ☐

Large accelerated filer	☐		Accelerated filer	☐
Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on August 16, 2013 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

i

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$4,692	$1,316
Other current assets	21,050	35,970
Total current assets	25,742	37,286

Property and equipment, net of accumulated depreciation of $33,320 and $33,133, respectively	839	1,026

Total assets	$26,581	$38,312

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$52,678	$44,988
Accounts payable, related parties	180,506	180,506
Accrued expenses	10,577	5,211
Accrued expenses, related parties	454,448	377,857
Unearned rental revenues	22,917	9,167
Unearned revenues, related party	22,500	–
Notes payable, related parties, net of $204 and $448 of unamortized common stock warrants at June 30, 2013 and December 31, 2012, respectively	64,730	30,843
Total current liabilities	808,356	648,572

Total liabilities	808,356	648,572

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
(Deficit) accumulated during exploration stage	(10,534,306)	(10,362,791)
Total stockholders' (deficit)	(781,775)	(610,260)

Total liabilities and stockholders' (deficit)	$26,581	$38,312

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

					March 22, 1995
	For the Three Months Ended		For the Six Months Ended		(inception) to
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013

Material sales	$–	$–	$–	$–	$245,500
Cost of sales	–	–	–	–	263,400
Gross loss	–	–	–	–	(17,900)

Operating expenses:
Exploration costs	11,476	14,983	23,046	23,361	670,732
General and administrative	39,362	79,495	98,684	159,864	7,404,226
Depreciation	94	1,674	187	3,326	265,133
Officer salary	30,000	30,000	60,000	60,000	1,261,176
Impairment of operating assets	–	–	–	–	443,772
Total operating expenses	80,932	126,152	181,917	246,551	10,045,039

Net operating loss	(80,932)	(126,152)	(181,917)	(246,551)	(10,062,939)

Other income (expense):
Other income	–	750	–	3,100	69,798
Interest income	–	–	–	–	52,945
Interest expense	(1,600)	(475)	(3,348)	(3,165)	(1,711,835)
Rental revenue	6,875	6,875	13,750	13,750	436,158
Gain (loss) on disposal of fixed assets	–	–	–	–	3,128
Gain on extinguishment of debts	–	–	–	–	1,152,039
Total other income (expense)	5,275	7,150	10,402	13,685	2,233

Loss before provision for income taxes	(75,657)	(119,002)	(171,515)	(232,866)	(10,060,706)
Provision for income taxes	–	–	–	–	–
Net loss from continuing operations	(75,657)	(119,002)	(171,515)	(232,866)	(10,060,706)

Income from discontinued operations:
Income from discontinued operations	–	–	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	–	–	(590,000)
Net loss	$(75,657)	$(119,002)	$(171,515)	$(232,866)	$(10,534,306)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	40,952,784	42,027,060	40,018,224

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 22, 1995
	For the Six Months Ended		(inception) to
	June 30,		June 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(171,515)	$(232,866)	$(10,534,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	3,326	265,133
Bad debts	–	–	207,100
(Gain) loss on sale of fixed assets	–	–	(3,128)
Gain on extinguishment of debts	–	–	(1,152,039)
Stock based compensation granted for services	–	1,050	563,952
Stock based compensation granted for financing and amortization of debt discount	244	–	972,894
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:
Other current assets	14,920	(22,281)	99,850
Increase (decrease) in liabilities:
Accounts payable	7,690	9,556	(15,234)
Accounts payable, related parties	–	30,000	180,506
Accrued expenses	5,356	3,248	549,145
Accrued expenses, related parties	76,601	59,758	736,462
Unearned rental revenues	13,750	13,750	22,917
Unearned revenues, related party	22,500	–	22,500
Net cash used in operating activities	(30,267)	(134,459)	(7,133,176)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	–	(605)	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	–	(605)	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	33,643	27,140	998,959
Principal payments on notes payable, related parties	–	(53,062)	(462,475)
Proceeds from the issuance of common stock	–	123,499	7,722,300
Net cash provided by financing activities	33,643	97,577	8,646,084

Net increase in cash	3,376	(37,487)	4,692
Cash, beginning of period	1,316	37,846	–
Cash, end of period	$4,692	$359	$4,692

Supplemental disclosures:
Interest paid	$608	$–
Income taxes paid	$–	$–

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,534,306 and used net cash in operations of $7,133,176 for the period from inception (March 22, 1995) through June 30, 2013. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $171,515 for the six months ended June 30, 2013. Also, the Company’s current liabilities exceed its current assets by $782,614 as of June 30, 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

Material Supply Agreement

On April 9, 2013, the Company entered into a Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc., (“Candeo”) an Alberta, Canadian company controlled by a former Director and the brother of our current CEO. The agreement entitles Candeo to purchase certain volcanic lava or cinders from our Pisgah Mine Project that has been previously crushed and stockpiled (the “Finished Material”) at a price equal to the greater of 33 1/3% of the Net Sales Margin and fifteen US dollars ($15 USD) per ton. Under the agreement, Candeo is granted the exclusive right and privilege to remove up to 1 million tons (“Initial Amount”) of the Finished Material, and another million tons (“Additional Amount”) upon the successful of the initial million tons.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

The Term of this agreement is for an initial period of ten (10) years from April 9, 2013, unless extended pursuant to the terms hereof. Candeo shall have the option to extend the Term of this Material Supply Agreement for [up to three (3)] additional five (5) year periods exercisable at any time with no less than three (3) months written notice prior to the expiration of the then current term, provided that the Candeo is not in default under any of the provisions of the MSA and that the whole of the Initial Amount and the Additional Amount of Finished Material have been completely removed from the Property.

Candeo will purchase thirteen thousand, three hundred and thirty-five (13,335) tons (the “Pre-Purchased Finished Material”) of the Finished Material during the first year of the Term at a purchase price of fifteen US dollars ($15 USD) per ton, for a total payment of two hundred and twenty-five thousand US dollars ($225,000 USD) (the “Pre-Purchased Payment”). The Pre-Purchased Finished Material will remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove the Finished Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. The Pre-Purchased Payment will not be refundable to Candeo but shall be credited against the first Production Payment.

On various dates from May 10, 2013 to June 21, 2013, the Company received total proceeds of $22,500 from the prepaid sale of 1,500 tons of minerals at a price of $15 per ton. And on August 1, 2013, the Company received another $7,500 in prepayment of the sale of an additional 500 tons of material. The materials have not been shipped as of the date of this filing.

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

We owed accrued salaries to our CEO of $420,000 and $240,000 at June 30, 2013 and December 31, 2012, respectively.

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

Note 4 – Other Current Assets

Other current assets consisted of $1,414 of a miscellaneous receivable and prepaid expenses of $19,636 at June 30, 2013 and prepaid expenses of $35,970 at December 31, 2012. As of June 30, 2013 and December 31, 2012, prepaid expenses consisted of the following:

	June 30,	December 31,
	2013	2012
Prepaid portion of UNLV research project as disclosed below	$12,176	$18,530
Annual Bureau of Land Management fees	7,291	14,581
Prepaid insurance	169	2,859
	$19,636	$35,970

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

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of June 30, 2013 and December 31, 2012, respectively:

	June 30,	December 31,
	2013	2012
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$59,934	$26,291

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	64,934	31,291
Less: unamortized discount on common stock warrants	204	448
Less: current portion	64,730	30,843

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the six months ended June 30, 2013 and 2012, respectively:

	June 30,	June 30,
	2013	2012
Interest on notes payable, related parties	$2,496	$768
Commissions on finance offerings	–	–
Fair value of common stock granted as commissions on finance offerings	–	2,100
Amortization of warrants granted on notes payable, related parties	244	–
Accounts payable related vendor finance charges	608	297
	$3,348	$3,165

Note 6 – Changes in Securities

2013

None.

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

Options Granted

There were no options issued during the six months ended June 30, 2013 and 2012.

Options Exercised

There were no options exercised during the six months ended June 30, 2013 and 2012.

Options Cancelled

There were no options cancelled during the six months ended June 30, 2013 and 2012.

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

Warrants Expired

A total of 4,690,584 and -0- warrants expired during the six months ended June 30, 2013 and 2012, respectively.

Warrants Cancelled

There were no warrants cancelled during the six months ended June 30, 2013 and 2012.

The following is a summary of the common stock warrant activity as of June 30, 2013.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2012	14,348,746	$0.11
Granted	9,455,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(8,524,162)	(0.08)
Balance, December 31, 2012	15,280,394	0.14
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(4,690,584)	(0.08)
Balance, June 30, 2013	10,589,810	$0.13

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

Mining reclamation costs - Mining and reclamation permits, and an air quality permit have been issued by the California regulatory agencies in the names of both, Twin Mountain, our joint venture partner, and the Company. The Company posted a cash bond in the amount of $1,379 (1% of the total bond amount) and Twin Mountain has posted the remainder of the $137,886 bond. If Twin Mountain defaults, we would be responsible for reclamation of the property, but reclamation costs incurred in that event would be paid in whole or part by the bond posted by us and Twin Mountain. Reclamation costs are not presently determinable.

Note 10 – Subsequent Events

On August 1, 2013, the Company received proceeds of $7,500 from Candeo Lava Products, Inc., a company controlled by a former Director and the brother of our current CEO, pursuant to the prepaid sale of 500 tons of minerals at a price of $15 per ton. The materials have not yet been shipped as of the date of this filing.

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

At June 30, 2013, we had cash on hand of $4,692 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used officer loan proceeds and advance payments received on material sales to a related party realized during the first six months of 2013 to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah property. On January 23, 2012 we entered into a mineral lease agreement with a partner who was supposed to purchase up to 100,000 tons of resources derived from the property to produce commercial products for resale. The agreement was for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. We were to receive fees for the removal of minerals at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date of this filing, we have not yet sold any minerals under this agreement. We continue to be hopeful that these sales will commence in the near term, however there can be no assurances. As a result, we entered into another agreement with a related party to monetize our materials on our Pisgah Mine Project.

On April 9, 2013, the Company entered into a Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc., (“Candeo”) an Alberta, Canadian company controlled by a former Director and the brother of our current CEO. The agreement entitles Candeo to purchase certain volcanic lava or cinders from our Pisgah Mine Project that has been previously crushed and stockpiled (the “Finished Material”) at a price equal to the greater of 33 1/3% of the Net Sales Margin and fifteen US dollars ($15 USD) per ton. Under the agreement, Candeo is granted the exclusive right and privilege to remove up to 1 million tons (“Initial Amount”) of the Finished Material, and another million tons (“Additional Amount”) upon the successful of the initial million tons.

The Term of this agreement is for an initial period of ten (10) years from April 9, 2013, unless extended pursuant to the terms hereof. Candeo shall have the option to extend the Term of this Material Supply Agreement for [up to three (3)] additional five (5) year periods exercisable at any time with no less than three (3) months written notice prior to the expiration of the then current term, provided that the Candeo is not in default under any of the provisions of the MSA and that the whole of the Initial Amount and the Additional Amount of Finished Material have been completely removed from the Property.

Candeo will purchase thirteen thousand, three hundred and thirty-five (13,335) tons (the “Pre-Purchased Finished Material”) of the Finished Material during the first year of the Term at a purchase price of fifteen US dollars ($15 USD) per ton, for a total payment of two hundred and twenty-five thousand US dollars ($225,000 USD) (the “Pre-Purchased Payment”). The Pre-Purchased Finished Material will remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove the Finished Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. The Pre-Purchased Payment will not be refundable to Candeo but shall be credited against the first Production Payment.

On various dates from May 10, 2013 to August 1, 2013, the Company received total proceeds of $30,000 from the prepaid sale of 2,000 tons of minerals at a price of $15 per ton. The materials have not yet been shipped as of the date of this filing.

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

Results of Operations for the Three Months Ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$11,476	$14,983	$(3,507)	(23%)
General & administrative	39,362	79,495	(40,133)	(50%)
Depreciation	94	1,674	(1,580)	(94%)
Officer salary	30,000	30,000	–	–
Total operating expenses	80,932	126,152	(45,220)	(36%)

Loss from operations	(80,932)	(126,152)	(45,220)	(36%)

Other income (expense):
Other income	–	750	(750)	(100%)
Rental revenue	6,875	6,875	–	–
Interest expense	(1,600)	(475)	1,125	237%
Total other income (expense)	5,275	7,150	(1,875)	(26%)

Net loss	$(75,657)	$(119,002)	$(43,345)	(36%)

Exploration costs

Exploration costs for the three months ended June 30, 2013 decreased by $3,507 (or 23%) from $14,983 for the three months ended June 30, 2012 to $11,476 for the three months ended June 30, 2013. The decrease is due primarily to decreased Bureau of Land Management (BLM) fees incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2013 decreased by $40,133 (or 50%) from $79,495 for the three months ended June 30, 2012 to $39,362 for the three months ended June 30, 2013. The decrease is principally due to $15,000 of decreased Directors fees pursuant to the termination of Mr. William Hogan’s consulting agreement and reduced professional fees incurred during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Depreciation

Depreciation for the three months ended June 30, 2013 decreased by $1,580 (or 94%) from $1,674 for the three months ended June 30, 2012 to $94 for the three months ended June 30, 2013. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Officer salary

Officer salary for the three months ended June 30, 2013 and 2012 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended June 30, 2013 decreased by $45,220 (or 36%) from $126,152 for the three months ended June 30, 2012 to $80,932 for the three months ended June 30, 2013. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to decreased Directors fees commensurate with the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Other income (expense)

Other income for the three months ended June 30, 2013 decreased by $750 (or 100%) from $750 for the three months ended June 30, 2012 to $-0- for the three months ended June 30, 2013 due to discontinued collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Rental revenue was $6,875 for the three months ended June 30, 2013, as well as, the three months ended June 30, 2012. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Interest expense for the three months ended June 30, 2013 increased by $1,125 (or 237%) from $475 for the three months ended June 30, 2012 compared to $1,600 for the three months ended June 30, 2013. The increase in interest expense was primarily due to increased interest on additional financing proceeds received from our CEO and increased finance charges recognized on unpaid trade payables during the three months ended June 30, 2013 that were not incurred in the comparative three month period ending June 30, 2012.

Net loss

Our net loss for the three months ended June 30, 2013 decreased by $43,345 (or 36%) from $119,002 for the three months ended June 30, 2012 compared to $75,657 for the three months ended June 30, 2013. Our decreased net loss for the three months ended June 30, 2013 was primarily a result of $15,000 of Directors fees and decreased professional fees, as diminished by increased interest expense on related party loans during the three months ended June 30, 2013 compared to the three months ended June 30, 2012.

Results of Operations for the Six Months Ended June 30, 2013 and 2012:

	Six Months Ended
	June 30,
	2013	2012	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$23,046	$23,361	$(315)	(1%)
General & administrative	98,684	159,864	(61,180)	(38%)
Depreciation	187	3,326	(3,139)	(94%)
Officer salary	60,000	60,000	–	–
Total operating expenses	181,917	246,551	(64,634)	(26%)

Loss from operations	(181,917)	(246,551)	(19,414)	(26%)

Other income (expense):
Other income	–	3,100	(3,100)	(100%)
Rental revenue	13,750	13,750	–	–
Interest expense	(3,348)	(3,165)	183	6%
Total other income (expense)	10,402	13,685	(3,283)	(24%)

Net loss	$(171,515)	$(232,866)	$(61,651)	(26%)

Exploration costs

Exploration costs for the six months ended June 30, 2013 decreased by $315 (or 1%) from $23,361 for the six months ended June 30, 2012 to $23,046 for the six months ended June 30, 2013.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2013 decreased by $61,180 (or 38%) from $159,864 for the six months ended June 30, 2012 to $98,684 for the six months ended June 30, 2013. The decrease is principally due to $30,000 of decreased Directors fees pursuant to the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Depreciation

Depreciation for the six months ended June 30, 2013 decreased by $3,139 (or 94%) from $3,326 for the six months ended June 30, 2012 to $187 for the six months ended June 30, 2013. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Officer salary

Officer salary for the six months ended June 30, 2013 and 2012 was $60,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the six months ended June 30, 2013 decreased by $64,634 (or 26%) from $246,551 for the six months ended June 30, 2012 to $181,917 for the six months ended June 30, 2013. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to $30,000 of decreased Directors fees commensurate with the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Other income (expense)

Other income for the six months ended June 30, 2013 decreased by $3,100 (or 100%) from $3,100 for the six months ended June 30, 2012 to $-0- for the six months ended June 30, 2013 due to discontinued collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

Rental revenue was $13,750 for the six months ended June 30, 2013, as well as, the six months ended June 30, 2012. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Interest expense for the six months ended June 30, 2013 increased by $183 (or 6%) from $3,165 for the six months ended June 30, 2012 compared to $3,348 for the six months ended June 30, 2013. The increase in interest expense was primarily due to increased interest on additional financing proceeds received from our CEO and increased finance charges recognized on unpaid trade payables during the six months ended June 30, 2013 that were not incurred in the comparative six month period ending June 30, 2012.

Net loss

Our net loss for the six months ended June 30, 2013 decreased by $61,351 (or 26%) from $232,866 for the six months ended June 30, 2012 compared to $171,515 for the six months ended June 30, 2013. Our decreased net loss for the six months ended June 30, 2013 was primarily a result of $30,000 of Directors fees and decreased professional fees during the six months ended June 30, 2013 compared to the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2013 compared to December 31, 2012.

	June 30,	December 31,	Increase / (Decrease)
	2013	2012	$	%

Current Assets	$25,742	$37,286	$(11,544)	(31%)

Current Liabilities	$808,356	$648,572	$159,784	25%

Working Capital (deficit)	$(782,614)	$(611,286)	$171,328	28%

Internal and External Sources of Liquidity

During the six months ended June 30, 2013 and 2012, our operating activities used cash of $30,267 and $134,459, respectively, while our financing activities provided cash of $33,643 and $97,577, respectively. The cash used in operating activities was principally a result of the net loss we incurred, and decreased in part due to the receipt of $22,500 of proceeds related to the deposits received on related party sales of certain volcanic lava or cinders from our Pisgah Mine Project to Candeo Lava Products, Inc.

Financing Activities. During the six months ended June 30, 2013 we raised a total of $33,643 from loan advances from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of June 30, 2013, our cash balance was $4,692. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from May 10, 2013 to August 1, 2013, the Company received total proceeds of $30,000 from the prepaid sale of 2,000 tons of minerals at a price of $15 per ton. We anticipate our current cash reserves will be sufficient to support operations through August 31, 2013, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended June 30, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended June 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

N/A

Item 5. Other Information.

On April 9, 2013, the Company entered into a Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc., (“Candeo”) an Alberta, Canadian company controlled by a former Director and the brother of our current CEO. The agreement entitles Candeo to purchase certain volcanic lava or cinders from our Pisgah Mine Project that has been previously crushed and stockpiled (the “Finished Material”) at a price equal to the greater of 33 1/3% of the Net Sales Margin and fifteen US dollars ($15) per ton. Under the agreement, Candeo is granted the exclusive right and privilege to remove up to 1 million tons (“Initial Amount”) of the Finished Material, and another million tons (“Additional Amount”) upon the successful of the initial million tons.

The Term of this agreement is for an initial period of ten (10) years from April 9, 2013, unless extended pursuant to the terms hereof. Candeo shall have the option to extend the Term of this Material Supply Agreement for [up to three (3)] additional five (5) year periods exercisable at any time with no less than three (3) months written notice prior to the expiration of the then current term, provided that the Candeo is not in default under any of the provisions of the MSA and that the whole of the Initial Amount and the Additional Amount of Finished Material have been completely removed from the Property.

Candeo will purchase thirteen thousand, three hundred and thirty-five (13,335) tons (the “Pre-Purchased Finished Material”) of the Finished Material during the first year of the Term at a purchase price of fifteen US dollars ($15 USD) per ton, for a total payment of two hundred and twenty-five thousand US dollars ($225,000 USD) (the “Pre-Purchased Payment”). The Pre-Purchased Finished Material will remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove the Finished Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. The Pre-Purchased Payment will not be refundable to Candeo but shall be credited against the first Production Payment.

On various dates from May 10, 2013 to June 21, 2013, the Company received total proceeds of $22,500 from the prepaid sale of 1,500 tons of minerals at a price of $15 per ton. And on August 1, 2013, the Company received another $7,500 in prepayment of the sale of an additional 500 tons of material. The materials have not yet been shipped as of the date of this filing.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Material Supply Agreement, Candeo Lava Products, Inc. – April 9, 2013	X
31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

(Registrant)

By: /s/ Michael Hogan

Michael Hogan, President and Chief Executive Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: August 19, 2013

