Form 10-Q
period 2013-09-30
CAN CAL RESOURCES LTD
filed 2013-11-25
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 22, 2013 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS

Current assets:
Cash	$130	$1,316
Other current assets	12,356	35,970
Total current assets	12,486	37,286

Property and equipment, net of accumulated depreciation of $33,413 and $33,133, respectively	746	1,026

Total assets	$13,232	$38,312

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$55,029	$44,988
Accounts payable, related parties	180,506	180,506
Accrued expenses	5,331	5,211
Accrued expenses, related parties	500,711	377,857
Unearned rental revenues	16,042	9,167
Unearned revenues, related party	52,500	–
Notes payable, related parties, net of $82 and $448 of unamortized common stock warrants at September 30, 2013 and December 31, 2012, respectively	65,147	30,843
Total current liabilities	875,266	648,572

Total liabilities	875,266	648,572

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
(Deficit) accumulated during exploration stage	(10,614,565)	(10,362,791)
Total stockholders' (deficit)	(862,034)	(610,260)

Total liabilities and stockholders' (deficit)	$13,232	$38,312

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended		March 22, 1995 (inception) to
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013

Material sales	$–	$–	$–	$–	$245,500
Cost of sales	–	–	–	–	263,400
Gross loss	–	–	–	–	(17,900)

Operating expenses:
Exploration costs	17,571	14,802	40,617	38,163	688,303
General and administrative	35,517	70,133	134,201	229,997	7,439,743
Depreciation	93	1,682	280	5,008	265,226
Officer salary	30,000	30,000	90,000	90,000	1,291,176
Impairment of operating assets	–	–	–	–	443,772
Total operating expenses	83,181	116,617	265,098	363,168	10,128,220

Net operating loss	(83,181)	(116,617)	(265,098)	(363,168)	(10,146,120)

Other income (expense):
Other income	–	–	–	3,100	69,798
Interest income	–	–	–	–	52,945
Interest expense	(4,453)	(239,137)	(7,801)	(242,302)	(1,716,288)
Rental revenue	7,375	6,875	21,125	20,625	443,533
Gain (loss) on disposal of fixed assets	–	–	–	–	3,128
Gain on extinguishment of debts	–	–	–	–	1,152,039
Total other income (expense)	2,922	(232,262)	13,324	(218,577)	5,155

Loss before provision for income taxes	(80,259)	(348,879)	(251,774)	(581,745)	(10,140,965)
Provision for income taxes	–	–	–	–	–
Net loss from continuing operations	(80,259)	(348,879)	(251,774)	(581,745)	(10,140,965)

Income from discontinued operations:
Income from discontinued operations	–	–	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	–	–	(590,000)
Net loss	$(80,259)	$(348,879)	$(251,774)	$(581,745)	$(10,614,565)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	41,684,207	42,027,060	40,577,605

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

			March 22, 1995
	For the Nine Months Ended		(inception) to
	September 30,		September 30,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(251,774)	$(581,745)	$(10,614,565)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	280	5,008	265,226
Bad debts	–	–	207,100
(Gain) loss on sale of fixed assets	–	–	(3,128)
Gain on extinguishment of debts	–	–	(1,152,039)
Stock based compensation granted for services	–	1,050	563,952
Stock based compensation granted for financing and amortization of debt discount	366	238,419	973,016
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:
Other current assets	23,614	(25,884)	108,544
Increase (decrease) in liabilities:
Accounts payable	10,041	4,024	(12,883)
Accounts payable, related parties	–	44,368	180,506
Accrued expenses	120	(2,566)	543,909
Accrued expenses, related parties	122,854	93,897	782,715
Unearned rental revenues	6,875	6,875	16,042
Unearned revenues, related party	52,500	–	52,500
Net cash used in operating activities	(35,124)	(216,554)	(7,138,033)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	–	(605)	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	–	(605)	(1,508,216)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	33,938	46,909	999,254
Principal payments on notes payable, related parties	–	(88,564)	(462,475)
Proceeds from the issuance of common stock	–	223,499	7,722,300
Net cash provided by financing activities	33,938	181,844	8,646,379

Net increase in cash	(1,186)	(35,315)	130
Cash, beginning of period	1,316	37,846	–
Cash, end of period	$130	$2,531	$130

Supplemental disclosures:
Interest paid	$3,301	$–
Income taxes paid	$–	$–

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,614,565 and used net cash in operations of $7,138,033 for the period from inception (March 22, 1995) through September 30, 2013. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The Company incurred a net loss of $251,774 for the nine months ended September 30, 2013. Also, the Company’s current liabilities exceed its current assets by $862,780 as of September 30, 2013. These factors create substantial doubt about the Company’s ability to continue as a going concern. The Company’s management plans to continue to fund its operations in the short term with a combination of debt and equity financing and with revenue from operations in the long term.

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

On various dates from May 10, 2013 to September 3, 2013, the Company received total proceeds of $52,500 from the prepaid sale of 3,500 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

We owed accrued salaries to our CEO of $450,000 and $240,000 at September 30, 2013 and December 31, 2012, respectively.

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

Note 4 – Other Current Assets

Other current assets consisted of prepaid expenses of $12,356 at September 30, 2013 and prepaid expenses of $35,970 at December 31, 2012. As of September 30, 2013 and December 31, 2012, prepaid expenses consisted of the following:

	September 30,	December 31,
	2013	2012
Prepaid portion of UNLV research project as disclosed below	$–	$18,530
Annual Bureau of Land Management fees	12,185	14,581
Prepaid insurance	171	2,859
	$12,356	$35,970

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On April 23, 2012, May 10, 2012 and March 31, 2013, the Company paid $30,000, $5,000 and $6,000, respectively to the University of Nevada Las Vegas (UNLV) as part of a research project on our Wikieup property to be conducted from May 1, 2012 through September 30, 2013. These fees were paid pursuant to a donation to the UNLV’s Economic Geology Research Program Fund, and were amortized over the duration of the project on a straight line basis. The project used both field and laboratory analyses to investigate the surface geology of the property in order to address the following questions:

1. Is there geologic evidence consistent with the presence of a porphyry copper system within the area of Can-Cal's claim block?

2. Is there evidence to support the hypothesis that the property represents the root zone of a porphyry system that has been decapitated and transported into the valley to the east?

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of September 30, 2013 and December 31, 2012, respectively:

	September 30,	December 31,
	2013	2012

Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$60,229	$26,291

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	65,229	31,291
Less: unamortized discount on common stock warrants	82	448
Less: current portion	65,147	30,843

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the nine months ended September 30, 2013 and 2012, respectively:

	September 30,	September 30,
	2013	2012
Interest on notes payable, related parties	$4,134	$1,032
Commissions on finance offerings	–	1,050
Fair value of common stock granted as commissions on finance offerings	–	1,050
Fair value of extended warrants	–	238,419
Amortization of warrants granted on notes payable, related parties	366	–
Accounts payable related vendor finance charges	3,301	751
	$7,801	$242,302

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

Options Granted

There were no options issued during the nine months ended September 30, 2013 and 2012.

Options Exercised

There were no options exercised during the nine months ended September 30, 2013 and 2012.

Options Cancelled

There were no options cancelled during the nine months ended September 30, 2013 and 2012.

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

Warrants Expired

A total of 5,474,584 and -0- warrants expired during the nine months ended September 30, 2013 and 2012, respectively.

Warrants Cancelled

There were no warrants cancelled during the nine months ended September 30, 2013 and 2012.

The following is a summary of the common stock warrant activity as of September 30, 2013.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2012	14,348,746	$0.11
Granted	9,455,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(8,524,162)	(0.08)
Balance, December 31, 2012	15,280,394	0.14
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(5,474,584)	(0.08)
Balance, September 30, 2013	9,805,810	$0.13

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2013 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

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

At September 30, 2013, we had cash on hand of $130 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used officer loan proceeds and advance payments received on material sales to a related party realized during the first nine months of 2013 to finance our operations.

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

On various dates from May 10, 2013 to September 3, 2013, the Company received total proceeds of $52,500 from the prepaid sale of 3,500 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

Results of Operations for the Three Months Ended September 30, 2013 and 2012:

	Three Months Ended
	September 30,
	2013	2012	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$17,571	$14,802	$2,769	19%
General & administrative	35,517	70,133	(34,616)	(49%)
Depreciation	93	1,682	(1,589)	(94%)
Officer salary	30,000	30,000	–	–
Total operating expenses	83,181	116,617	(33,436)	(29%)

Loss from operations	(83,181)	(116,617)	(33,436)	(29%)

Other income (expense):
Interest expense	(4,453)	(239,137)	(234,684)	(98%)
Rental revenue	7,375	6,875	500	7%
Total other income (expense)	2,922	(232,262)	235,184	101%

Net loss	$(80,259)	$(348,879)	$(286,620)	(77%)

Exploration costs

Exploration costs for the three months ended September 30, 2013 increased by $2,769 (or 19%) from $14,802 for the three months ended September 30, 2012 to $17,571 for the three months ended September 30, 2013. The increase is due primarily to increased Bureau of Land Management (BLM) fees incurred during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2013 decreased by $34,616 (or 49%) from $70,133 for the three months ended September 30, 2012 to $35,517 for the three months ended September 30, 2013. The decrease is principally due to $15,000 of decreased Directors fees pursuant to the termination of Mr. William Hogan’s consulting agreement and reduced professional fees incurred during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Depreciation

Depreciation for the three months ended September 30, 2013 decreased by $1,589 (or 94%) from $1,682 for the three months ended September 30, 2012 to $93 for the three months ended September 30, 2013. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Officer salary

Officer salary for the three months ended September 30, 2013 and 2012 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the three months ended September 30, 2013 decreased by $33,436 (or 29%) from $116,617 for the three months ended September 30, 2012 to $83,181 for the three months ended September 30, 2013. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to decreased Directors fees commensurate with the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the three months ended September 30, 2013 compared to the three months ended September 30, 2012.

Other income (expense)

Interest expense for the three months ended September 30, 2013 decreased by $234,684 (or 98%) from $239,137 for the three months ended September 30, 2012 compared to $4,453 for the three months ended September 30, 2013. The decrease in interest expense was primarily due to decreased finance costs of $238,419 on the extension of warrants that were recognized during the three months ended September 30, 2012 that were not incurred in the comparative three month period ending September 30, 2013.

Rental revenue for the three months ended September 30, 2013 increased by $500 (or 7%) from $6,875 for the three months ended September 30, 2012 compared to $7,375 for the three months ended September 30, 2013. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Net loss

Our net loss for the three months ended September 30, 2013 decreased by $268,620 (or 77%) from $348,879 for the three months ended September 30, 2012 compared to $80,259 for the three months ended September 30, 2013. Our decreased net loss for the three months ended September 30, 2013 was primarily a result of $15,000 of Directors fees and decreased professional fees, as well as finance costs of $238,419 on the extension of warrants that were recognized during the three months ended September 30, 2012 that were not incurred in the comparative three month period ending September 30, 2013.

Results of Operations for the Nine Months Ended September 30, 2013 and 2012:

	Nine Months Ended
	September 30,
	2013	2012	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$40,617	$38,163	$2,454	6%
General & administrative	134,201	229,997	(95,796)	(42%)
Depreciation	280	5,008	(4,728)	(94%)
Officer salary	90,000	90,000	–	–
Total operating expenses	265,098	363,168	(98,070)	(27%)

Loss from operations	(265,098)	(363,168)	(98,070)	(27%)

Other income (expense):
Other income	–	3,100	(3,100)	(100%)
Interest expense	(7,801)	(242,302)	(234,501)	(97%)
Rental revenue	21,125	20,625	500	2%
Total other income (expense)	13,324	(218,577)	231,901	106%

Net loss	$(251,774)	$(581,745)	$(329,971)	(57%)

Exploration costs

Exploration costs for the nine months ended September 30, 2013 increased by $2,454 (or 6%) from $38,163 for the nine months ended September 30, 2012 to $40,617 for the nine months ended September 30, 2013.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2013 decreased by $95,796 (or 42%) from $229,997 for the nine months ended September 30, 2012 to $134,201 for the nine months ended September 30, 2013. The decrease is principally due to $45,000 of decreased Directors fees pursuant to the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Depreciation

Depreciation for the nine months ended September 30, 2013 decreased by $4,728 (or 94%) from $5,008 for the nine months ended September 30, 2012 to $280 for the nine months ended September 30, 2013. The decrease is principally due to certain assets reaching the end of their depreciable life cycle. We anticipate the replacement of these assets as resources become available.

Officer salary

Officer salary for the nine months ended September 30, 2013 and 2012 was $90,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

Total operating expenses

Total operating expenses for the nine months ended September 30, 2013 decreased by $98,070 (or 27%) from $363,168 for the nine months ended September 30, 2012 to $265,098 for the nine months ended September 30, 2013. The decrease in total operating expenses was mainly a result of reductions in General and Administrative expenses related to $45,000 of decreased Directors fees commensurate with the termination of Mr. William Hogan’s consulting agreement and decreased professional fees during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Other income (expense)

Other income for the nine months ended September 30, 2013 decreased by $3,100 (or 100%) from $3,100 for the nine months ended September 30, 2012 to $-0- for the nine months ended September 30, 2013 due to discontinued collection of proceeds received in settlement of misappropriated funds by our former bookkeeper during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

Interest expense for the nine months ended September 30, 2013 decreased by $234,501 (or 97%) from $242,302 for the nine months ended September 30, 2012 compared to $7,801 for the nine months ended September 30, 2013. The decrease in interest expense was primarily due to decreased finance costs of $238,419 on the extension of warrants that were recognized during the nine months ended September 30, 2012 that were not incurred in the comparative nine month period ending September 30, 2013.

Rental revenue for the nine months ended September 30, 2013 increased by $500 (or 2%) from $20,625 for the nine months ended September 30, 2012 compared to $21,125 for the nine months ended September 30, 2013. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Net loss

Our net loss for the nine months ended September 30, 2013 decreased by $329,971 (or 57%) from $581,745 for the nine months ended September 30, 2012 compared to $251,774 for the nine months ended September 30, 2013. Our decreased net loss for the nine months ended September 30, 2013 was primarily a result of $45,000 of Directors fees and decreased professional fees, as well as finance costs of $238,419 on the extension of warrants that were recognized during the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2013 compared to December 31, 2012.

	September 30,	December 31,	Increase / (Decrease)
	2013	2012	$	%

Current Assets	$12,486	$37,286	$(24,800)	(67%)

Current Liabilities	$875,266	$648,572	$226,694	35%

Working Capital (deficit)	$(862,780)	$(611,286)	$251,494	41%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2013 and 2012, our operating activities used cash of $35,124 and $216,554, respectively, while our financing activities provided cash of $33,938 and $181,844, respectively. The cash used in operating activities during the nine months ended September 30, 2013 was principally a result of the net loss we incurred, and decreased in part due to the receipt of $52,500 of proceeds related to the deposits received on related party sales of certain volcanic lava or cinders from our Pisgah Mine Project to Candeo Lava Products, Inc.

Financing Activities. During the nine months ended September 30, 2013 and 2012, we raised a total of $33,938 and $181,844, respectively. The cash provided by financing activities during the nine months ended September 30, 2013 was received from loan advances from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of September 30, 2013, our cash balance was $130. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from May 10, 2013 to September 3, 2013, the Company received total proceeds of $52,500 from the prepaid sale of 3,500 tons of minerals at a price of $15 per ton. We anticipate our current cash reserves will be sufficient to support operations through November 30, 2013, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not currently a party to litigation.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended September 30, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended September 30, 2013.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Material Supply Agreement, Candeo Lava Products, Inc. – April 9, 2013		10-Q	June 30, 2013	10.1	August 9, 2013
31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	*
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	*

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

(Registrant)

By: /s/ Michael Hogan

       Michael Hogan, President and Chief Executive Officer

       (On behalf of the Registrant and as Principal Financial Officer)

Date: November 25, 2013

