Form 10-K
period 2013-12-31
CAN CAL RESOURCES LTD
filed 2014-05-23
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

☐ Yes ☒ No

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

☐ Yes ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,362,566 as of June 28, 2013 (computed by reference to the last sale price of a share of the registrant’s Common Stock on that date as reported by OTC Bulletin Board). The voting stock held by non-affiliates on that date consisted of 34,064,150 shares of common stock.

The number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date. 42,027,060 shares of common stock, $0.001 par value, outstanding as of May 16, 2014.

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2013, the Company recorded a net loss of $329,994 and had an accumulated deficit of $10,692,541at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

The audit report on the financial statements at December 31, 2013 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

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

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing in order to continue our business. We currently do not have any operations and we have no income.

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

The credit crisis and related turmoil in the global financial system may adversely impact our business and our financial condition, and we may face challenges if conditions in the financial markets do not improve. Our ability to access the capital markets may be restricted at a time when we would like, or need, to raise financing, which could have a material negative impact on our flexibility to react to changing economic and business conditions. The economic situation could have a material negative impact on our lenders or customers, causing them to fail to meet their obligations to us. We will need additional capital and financing to fund our fiscal 2014 operating forecast. There is no assurance that additional capital or financing will be available to us on terms that are acceptable to us or at all.

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

As of December 31, 2013, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permits us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan. If the holders of outstanding options exercise those options or our full board of directors determines to grant additional stock awards under our incentive plan, shareholders may experience dilution in the net tangible book value of our common stock. In addition, 9,455,810 shares of our common stock may be issued upon the exercise of warrants held by certain of our stockholders. If the stockholders exercise their warrants, shareholders may experience dilution in the net tangible book value of our common stock. Further, the sale or availability for sale of the underlying shares in the marketplace as a result of the exercise of existing options, the grant of additional options, and the exercise of the warrants could depress our stock price.

We do not expect to pay dividends in the foreseeable future.

We do not intend to declare dividends for the foreseeable future, as we anticipate that we will reinvest any future earnings in the development and growth of our business. In addition, debt arrangements we may enter into in the future may preclude us from paying dividends. Therefore, investors will not receive any funds unless they sell their common stock, and shareholders may be unable to sell their shares on favorable terms or at all. Investors cannot be assured of a positive return on investment or that they will not lose the entire amount of their investment in our common stock.

We may issue additional stock without shareholder consent.

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

14

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

Holding costs are approximately $160 per year for county and BLM filing fees for each of the eight lode claims, in accordance with filings under provisions of the “Small Miner Waiver”. Work must be performed on the property each year to keep title to the claims. Due to the lack of operating funds in 2013, Can-Cal has discontinued paying the California BLM fees for the period October 1, 3013 through September 30, 2014.

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

A detailed structural and geologic mapping survey has been completed on the property, indicating some zones in certain areas are suitable exploration targets. Currently, work on this property has been suspended. This property is without known reserves and future work would be exploratory in nature. There was no significant activity on this property as of the date of this annual report. ~~in 201~~.

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

16

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

WIKIEUP PROPERTY

During 2012 and 2013, we began the process of conducting a comprehensive research and development program to ascertain the potential for any rare earth elements on the Wikieup property with the assistance of an independent geologist working together with students from the University of Nevada Las Vegas’ geology department (UNLV). The study has been completed and the results have been presented to the Company.

Can-Cal now consists of 56 Lode claims based on the UNLV study project conducted during 2012 and 2013. Can-Cal reduced its number of claims from the previous year as recommended by the UNLV study project. Holding costs are approximately $155 per year for county and BLM fees, and work must be performed on the property each year to keep title to the claim.

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

19

Wikieup Project

Regional Location Map

Wikieup Project

District Location Map

21

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

	2013		2012
	High	Low	High	Low
1st Quarter	$0.10	$0.03	$0.10	$0.03
2nd Quarter	$0.10	$0.04	$0.10	$0.04
3rd Quarter	$0.05	$0.04	$0.05	$0.04
4th Quarter	$0.10	$0.03	$0.10	$0.03

(b) Holders of Common Stock

As of December 31, 2013, there were approximately 596 holders of record of our Common Stock and 42,027,060 shares outstanding.

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

WARRANTS

For the fiscal years ended December 31, 2013 and 2012, no new warrants were issued.

Can-Cal has a total of 9,455,810 warrants outstanding as of the fiscal year ending 2013. and as of the fiscal year 2012, 15,280,394 warrants outstanding. The difference of 5,824,584 represents warrants that have expired during the year 2013.

Recent Sales of Unregistered Securities

There were no sales of equity securities by the Company during the fiscal year ended December 31, 2013.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2013.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At December 31, 2013, we had cash on hand of approximately $1,388 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Wikieup, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Wikieup, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property; (iv) strategic working capital reserve and (v) to finance our operations.

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

Results of Operations for the Years Ended December 31, 2013 and 2012:

	Year Ended
	December 31,		Increase /
	2013	2012	(Decrease)
Expenses:
Exploration costs	$53,754	$51,837	$1,917
General and administrative	174,028	291,571	(117,543)
Depreciation	374	6,162	(5,788)
Officer salary	120,000	120,000	–
Total operating expenses	348,156	469,570	(121,414)

Net operating loss	(348,156)	(469,570)	(121,414)

Other income (expense):
Other income	1,260	3,100	(1,840)
Interest expense	(10,354)	(243,042)	232,688
Rental revenue	27,500	27,500	–
Total other income (expense)	18,406	(212,442)	(230,848)

Net income (loss)	$(329,750)	$(682,012)	$(352,262)

Revenues:

We are an exploration stage company and had no revenue to recognize in the years ended December 31, 2013 and 2012. As such, there were no comparative revenues or cost of revenues.

Exploration Costs:

For the year ended December 31, 201, exploration costs were $53,754 compared to $51,837 for the year ended December 31, 2012, an increase of $1,917, or 4%. The increase in exploration costs for the year ended December 31, 2013 compared to the year ended December 31, 2012 is due to increased exploration activities at our Owl Canyon and Wikieup locations.

General and Administrative:

General and administrative expenses were $174,028 for the year ended December 31, 2013 compared to $291,971 for the year ended December 31, 2012, a decrease of $117,543 or approximately 68%. The decrease in general and administrative expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 was primarily due to cancellation of Directors and Officers Insurance, elimination of Directors Fees & Costs, and a decrease of professional fees.

Depreciation:

For the year ended December 31, 2013, depreciation expense was $374 compared to $6,162 for the year ended December 31, 2012, a decrease of $5,788, or 1,548%. The decrease in depreciation expense is due to diminishing depreciation expense as assets have become fully depreciated and have not been replaced.

Officer Salary:

Officer Salaries was $120,000 for the years ended December 31, 2013 and 2012, respectively. The CEO’s compensation is fixed at $10,000 per month. All salaries payable in 2013 and 2012 were accrued, but not paid, and remain an outstanding obligation of the Company.

Net Operating Loss:

Net operating loss for the year ended December 31, 2013 was $329,750, or ($0.01) per share, compared to a net operating loss of $682,012 for the year ended December 31, 2012, or ($0.02) per share, a decrease of $352,262 or 107%. This operating loss decrease is primarily due to decrease in General and Administrative expense as explained above.

Other Income:

Other income was $1,260 for the year ended December 31, 2013 compared to $3,100 for the year ended December 31, 2012, a decrease of $1,840, or 59%. Other income decreased due to the diminished collection of restitution proceeds received in settlement of misappropriated funds by our former bookkeeper as the balance due was collected in full during the year.

Interest Expense:

Interest expense for the year ended months December 31, 2013 was $10,354 as compared to $243,042 for the year ended decreased by $232,688 (or 96%). The decrease in interest expense was primarily due to decreased finance costs of $238,419 on the extension of warrants that were recognized during the fiscal year 2012 that were not incurred in 2013.

Rental Revenue:

Rental revenue was $27,500 for the year ended December 31, 2013 compared to $27,500 for the year ended December 31, 2013. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Net Loss:

The net loss for the year ended December 31, 2013 was $329,750 as compared to a net loss of $682,412 for the year ended December 31, 2012, or a decrease of $352,262 of 107%. This reduction of net loss is primarily due to the reduction of general and administrative expenses as discussed above and the elimination of interest expense related to the fair value of warrants extended based on estimated valuations using a Black-Scholes valuation model during the year ended December 31, 2013 as compared to 2012.

Liquidity and Capital Resources

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2013 compared to December 31, 2012.

	December 31,
	2013	2012
Total Assets	$10,162	$38,312

Accumulated (Deficit)	$(10,692,541)	$(10,365,791)

Stockholders’ Equity (Deficit)	$(940,010)	$(610,260)

Working Capital (Deficit)	$(940,662)	$(611,286)

At December 31, 2013, we had total assets of $10,162, consisting principally of cash, and prepaid expenses. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2013 was $1,388.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind

Contractual Obligations

We have certain fixed contractual obligations and commitments. The table below summarizes our contractual obligations as of December 31, 2013 and for the future periods identified. The exploration of our properties, changes in our business needs and other factors may result in our incurring significant future obligations which would impact our cash and liquidity position and requirements. We cannot provide certainty regarding the timing and amounts of payments.

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

Name	Age	Position and Tenure

G. Michael Hogan	75	President and Chief Executive Officer since November 17, 2009, and a Director.

William J. Hogan	64	Secretary and Chairman of the Board of Directors from July 31, 2009 until his resignation on February 27, 2013.

Thompson MacDonald	67	Director from June 4, 2009 to November 13, 2009, reappointed on January 31, 2012. Mr. MacDonald was appointed Chairman of the Board of Directors upon Mr. Hogan’s resignation on February 27, 2013.

Dr. Michael Giuffre	58	Director from August 12, 2012 until his resignation on March 1, 2013.

Ron Schinnour	57	Director since April 17, 2012.

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

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2013, 2012 and 2011 for our chief executive officers and directors.

Summary Compensation Table
				Option	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
G Michael Hogan	2013	$120,000(1)	$-0-	$-0-	$-0-	$120,000
President, CEO, Director	2012	$120,000(1)	$-0-	$-0-	$-0-	$120,000
	2011	$120,000(1)	$-0-	$-0-	$-0-	$120,000

William J. Hogan	2013	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000
Secretary, Former Chairman	2012	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000
	2011	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000

Thompson MacDonald(2)	2013	$-0-	$-0-	$-0-	$-0-	$-0-
Current Chairman, Former Director

Dr. Michael Giuffre(2)	2013	$-0-	$-0-	$-0-	$-0-	$-0-
Former Director

Ron Schinnour(2)	2013	$-0-	$-0-	$-0-	$-0-	$-0-
Director

Officers as a Group	2013	$180,000	$-0-	$-0-	$-0-	$180,000
	2012	$180,000	$-0-	$-0-	$-0-	$180,000
	2011	$180,000	$-0-	$-0-	$-0-	$180,000

(1) Accrued, but not paid.

(2) Compensation has not yet been determined.

Grants of Plan-Based Awards in Fiscal 2013

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2013.

Outstanding Equity Awards at 2013 Fiscal Year-End

There were no unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2013.

Option Exercises for 2013

There were no options issued or exercised by our executive officers during fiscal 2013.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2013 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,027,060 shares of common stock outstanding as of December 31, 2013.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2013 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

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

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2013 regarding outstanding options granted under the plan, warrants issued to consultants and options reserved for future grant under the plan.

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

(7) L.L. Bradford & Company was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2013 and 2012. L.L. Bradford & Company billed us as follows for the years ended December 31, 2013 and 2012, respectively:

	For the Fiscal Years
	Ended December 31,
	2013	2012

Audit Fees(a)	$24,000	$25,000
Audit-Related Fees(b)	–	–
Tax Fees(c)	–	–
All Other Fees(d)	–	–
Total fees paid or accrued to our principal accountants	$24,000	$25,000

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
(b)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2012, and 2011, respectively.
(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2012 and 2011, respectively.
(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

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

CAN-CAL RESOURCES LTD.

By: /s/ G. Michael Hogan

G. Michael Hogan, President and Chief Executive Officer

Date: May 20, 2014

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of PLAYERS NETWORK, whose signature appears below hereby constitutes and appoints Mark Bradley, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2012 (the “Annual Report”) of PLAYERS NETWORK and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ G. Michael Hogan	Director & Chief Executive Officer (Principal	May 23, 2014
G. Michael Hogan	Executive Officer & Principal Accounting Officer)

/s/ Thompson MacDonald	Chairman of the Board of Directors	May 23, 2014
Thompson MacDonald

/s/ William J Hogan	Director	May 23, 2014
William J Hogan

/s/ Ron Schinnour	Director	May 23, 2014
Ron Schinnour

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Can Cal Resources Ltd.

We have audited the accompanying balance sheet of Can Cal Resources Ltd. as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2013, and the period from inception (March 22, 1995) to December 31, 2013. These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can Cal Resources Ltd as of December 31, 2013 and 2012, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2013, and the period from inception (March 22, 1995) to December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L. L. Bradford & Company, LLC

Las Vegas, Nevada

May 23, 2014

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS

Current assets:
Cash	$1,388	$1,316
Prepaid expenses	8,122	35,970
Total current assets	9,510	37,286

Property and equipment, net of accumulated depreciation of $33,507 and $33,133, respectively	652	1,026

Total assets	$10,162	$38,312

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$62,007	$44,988
Accounts payable, related parties	180,506	180,506
Accrued expenses	17,603	5,211
Accrued expenses, related parties	541,700	377,857
Unearned rental revenues	9,167	9,167
Unearned rental revenues, related party	63,460	–
Notes payable, related parties, net of $-0- and $488 of unamortized common stock warrants at December 31, 2013 and 2012 respectively	75,729	30,843
Total current liabilities	950,172	648,572

Total liabilities	950,172	648,572

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of December 31, 2013 and 2012, respectively	42,027	42,027
Subscriptions payable, -0-, and -0- share at December 31, 2013 and 2012 respectively	–	–
Additional paid-in capital	9,710,504	9,710,504
(Deficit) accumulated during exploration stage	(10,692,541)	(10,362,791)
Total stockholders' (deficit)	(940,010)	(610,260)

Total liabilities and stockholders' (deficit)	$10,162	$38,312

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

			March 22, 1995
	For the Years Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013

Material sales	$–	$–	$245,500
Cost of sales	–	–	263,400
Gross loss	–	–	(17,900)

Operating expenses:
Exploration costs	53,754	51,837	701,440
General and administrative	174,028	291,571	7,479,570
Depreciation	374	6,162	265,320
Officer salary	120,000	120,000	1,321,176
Impairment of operating assets	–	–	443,772
Total operating expenses	348,156	469,570	10,211,278

Net operating loss	(348,156)	(469,570)	(10,229,178)

Other income (expense):
Other income	1,260	3,100	71,058
Interest income	–	–	52,945
Interest expense	(10,354)	(243,042)	(1,718,841)
Rental revenue	27,500	27,500	449,908
Gain (loss) on disposal of fixed assets	–	–	3,128
Gain on extinguishment of debts	–	–	1,152,039
Total other income (expense)	18,406	(212,442)	10,237

Loss before provision for income taxes	(329,750)	(682,012)	(10,218,941)
Provision for income taxes	–	–	–
Net loss from continuing operations	(329,750)	(682,012)	(10,218,941)

Income from discontinued operations:
Income from discontinued operations	–	–	116,400
Loss on disposal of operations (net of taxes)	–	–	(590,000)
Net loss	$(329,750)	$(682,012)	$(10,692,541)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	40,941,949

Net loss per share - basic and fully diluted	$(0.01)	$(0.02)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

									(Deficit)
	Common stock						Foreign		Accumulated	Total
	Number				Rescission	Unamortized	Currency	Additional	during	Stockholders'
	of		Subscriptions	Subscriptions	Liability	Equity	Translation	Paid-in	Exploration	Equity
	Shares	Amount	Receivable	Payable	Receivable	Grants	Adjustment	Capital	Stage	(Deficit)
Balance, March 22, 1995	$–	$–	$–	$–	$–	$–	$–	$–	$–	$–

Common shares issued for services	–	–	–	–	–	–	–	–	–	–
Net loss									(1,000)	(1,000)
Balance, December 31, 1995	–	–	–	–	–	–	–	–	(1,000)	(1,000)

Common shares issued for services	3,441,217	3,400	–	–	–	–	–	625,000	–	628,400
Prior period adjustment, investment in joint venture	–	–	–	–	–	–	–	–	497,900	497,900
Net loss									(497,000)	(497,000)
Balance, December 31, 1996	3,441,217	3,400	–	–	–	–	–	625,000	(100)	628,300

Common shares issued for services	3,006,435	3,000	–	–	–	–	–	1,051,400	–	1,054,400
Net loss									(1,044,700)	(1,044,700)
Balance, December 31, 1997	6,447,652	6,400	–	–	–	–	–	1,676,400	(1,044,800)	638,000

Common shares issued for cash	557,509	600	–	–	–	–	–	211,200	–	211,800
Foreign currency translation adjustment	–	–	–	–	–	–	8,500	–	–	8,500
Net loss									(353,000)	(353,000)
Balance, December 31, 1998	7,005,161	7,000	–	–	–	–	8,500	1,887,600	(1,397,800)	505,300

Common shares issued for cash	1,248,621	1,200	–	–	–	–	–	572,600	–	573,800
Foreign currency translation adjustment	–	–	–	–	–	–	(11,800)	–	–	(11,800)
Realized foreign currency translation loss	–	–	–	–	–	–	3,300	–	–	3,300
Prior period Adjustment	–	–	–	–	–	–	–	–	15,000	15,000
Elimination of subsidiary upon disposal	–	–	–	–	–	–	–	–	116,400	116,400
Net loss									(1,038,500)	(1,038,500)
Balance, December 31, 1999	8,253,782	8,200	–	–	–	–	–	2,460,200	(2,304,900)	163,500

Common shares issued for cash	1,119,009	1,200	–	–	–	–	–	948,400	–	949,600
Net loss									(962,500)	(962,500)
Balance, December 31, 2000	9,372,791	9,400	–	–	–	–	–	3,408,600	(3,267,400)	150,600

Common shares issued for cash	785,947	800	–	–	–	–	–	81,500	–	82,300
Net loss									(704,500)	(704,500)
Balance, December 31, 2001	10,158,738	10,200	–	–	–	–	–	3,490,100	(3,971,900)	(471,600)

Common shares issued for cash	1,093,280	1,100	–	–	–	–	–	269,900	–	271,000
Common shares issued for services	92,292	100	–	–	–	–	–	23,800	–	23,900
Options granted for services	–	–	–	–	–	–	–	7,100	–	7,100
Common shares issued for repayment of note payable, related party in the amount of $119,800, including accrued interest of $71,800	309,677	300	–	–	–	–	–	119,500	–	119,800
Warrants granted for loan fees on convertible notes payable, related party	–	–	(16,700)	–	(16,700)	(16,700)	–	16,700	–	(33,400)
Common shares issued for loan fees on convertible notes payable, related party	30,000	–	(13,500)	–	(13,500)	(13,500)	–	13,500	–	(27,000)
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	20,500	–	20,500
Amortization of loan fees	–	–	8,200	–	8,200	8,200	–	–	–	24,600
Net loss									(709,300)	(709,300)
Balance, December 31, 2002	11,683,987	11,700	(22,000)	–	(22,000)	(22,000)	–	3,961,100	(4,681,200)	(774,400)

Common shares issued for cash	823,410	800	–	–	–	–	–	163,900	–	164,700
Common shares issued for services	381,260	400	–	–	–	–	–	63,800	–	64,200
Options granted for services	–	–	–	–	–	–	–	61,300	–	61,300
Common shares issued for repayment of note payable, note payable, related party in the amount of related party common shares issued for repayment of $78,300, including accrued interest of $43,300	364,305	400	–	–	–	–	–	77,900	–	78,300
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	38,300	–	38,300
Amortization of loan fees	–	–	15,000	–	15,000	15,000	–	–	–	45,000
Net loss									(711,100)	(711,100)
Balance, December 31, 2003	13,252,962	13,300	(7,000)	–	(7,000)	(7,000)	–	4,366,300	(5,392,300)	(1,033,700)

Common shares issued for cash	1,564,311	1,600	–	–	–	–	–	306,400	–	308,000
Common shares issued for exercise of warrants	701,275	700	–	–	–	–	–	124,900	–	125,600
Common shares issued for services	390,224	400	–	–	–	–	–	73,800	–	74,200
Warrants granted for services	–	–	–	–	–	–	–	12,200	–	12,200
Interest expense for warrants granted	–	–	–	–	–	–	–	280,200	–	280,200
Common shares issued in satisfaction of accounts payable and accrued liabilities in the amount of $229,400	917,747	900	–	–	–	–	–	228,500	–	229,400
Common shares issued for repayment of note payable in the amount of $99,700, including accrued interest of $14,700	702,760	700	–	–	–	–	–	99,000	–	99,700
Common shares issued for repayment of note payable, related party in the amount of $82,700	330,747	300	–	–	–	–	–	82,400	–	82,700
Deemed interest on beneficial conversion feature of notes payable, related party	–	–	–	–	–	–	–	17,600	–	17,600
Amortization of loan fees	–	–	7,000	–	7,000	7,000	–	–	–	21,000
Net loss									(1,030,500)	(1,030,500)
Balance, December 31, 2004	17,860,026	17,900	–	–	–	–	–	5,591,300	(6,422,800)	(813,600)

Common shares issued for cash	762,500	800	–	–	–	–	–	152,700	–	153,500
Common shares issued for exercise of warrants	349,545	300	–	–	–	–	–	69,500	–	69,800
Net loss									(421,800)	(421,800)
Balance, December 31, 2005	18,972,071	19,000	–	–	–	–	–	5,813,500	(6,844,600)	(1,012,100)

Common shares issued for cash	2,448,213	2,400	–	–	–	–	–	642,100	–	644,500
Common warrants exercised for cash	174,000	200	–	–	–	–	–	43,300	–	43,500
Common shares issued for services	19,500	–	–	–	–	–	–	5,000	–	5,000
Common shares issued in satisfaction of accounts payable and accrued liabilities	385,714	400	–	–	–	–	–	80,600	–	81,000
Common shares issued in satisfaction of notes payable-related parties	56,821	100	–	–	–	–	–	11,800	–	11,900
Common shares issued in satisfaction of convertible debenture, (including accrued interest of $1,895)	206,767	200	–	–	–	–	–	41,700	–	41,900
Common shares issued for asset acquisition	1,000,000	1,000	–	–	–	–	–	399,000	–	400,000
Option granted to officers and directors	–	–	–	–	–	–	–	123,500	–	123,500
Warrants granted for services	–	–	–	–	–	–	–	2,200	–	2,200
Warrants granted in satisfaction of accounts payable and accrued liabilities	–	–	–	–	–	–	–	65,400	–	65,400
\Warrants granted in satisfaction of notes payable-related parties	–	–	–	–	–	–	–	9,600	–	9,600
Warrants granted in satisfaction of convertible debenture	–	–	–	–	–	–	–	40,000	–	40,000
Net loss									(621,000)	(621,000)
Balance, December 31, 2006 (Restated)	23,263,086	23,264	–	–	–	–	–	7,277,736	(7,465,600)	(164,600)

Common shares issued for cash	492,795	492	–	–	–	–	–	188,698	–	189,190
Common warrants exercised for cash	745,372	745	–	–	–	–	–	185,598	–	186,343
Common shares issued for services	4,000	4	–	–	–	–	–	2,010	–	2,014
Common shares issued in satisfaction of accrued wages of $22,000, related party	50,000	50	–	–	–	–	–	21,950	–	22,000
Debt forgiveness, related party	–	–	–	–	–	–	–	147,419	–	147,419
Net loss									(604,913)	(604,913)
Balance, December 31, 2007 (Restated)	24,555,253	24,555	–	–	–	–	–	7,823,411	(8,070,513)	(222,547)

Common shares issued for cash	32,500	33	–	–	–	–	–	8,091	–	8,124
Net loss									(1,016,661)	(1,016,661)
Balance, December 31, 2008	24,587,753	24,588	–	–	–	–	–	7,831,502	(9,087,174)	(1,231,084)

Common shares issued for cash	2,926,600	2,926	(25,000)	–	–	–	–	362,899	–	340,825
Common shares issued for debt conversion to related partiesof $398,593, including accrued interest of $29,093	3,188,741	3,189	–	–	–	–	–	395,404	–	398,593
Warrants granted in connection with debt conversion	–	–	–	–	–	–	–	78,961	–	78,961
Common shares issued for services	122,000	122	–	–	–	–	–	15,338	–	15,460
Common shares cancelled per rescission order	(126,898)	(127)	–	–	–	–	–	(55,660)	–	(55,787)
Rescission liability receivable	–	–	–	–	(12,125)	–	–	–	–	(12,125)
Net loss								–	(595,554)	(595,554)
Balance, December 31, 2009	30,698,196	30,698	(25,000)	–	(12,125)	–	–	8,628,444	(9,682,728)	(1,060,711)

Common shares issued for cash	40,000	40	25,000	–	–	–	–	4,960	–	30,000
Receipt of payment on rescission liability receivable	–	–	–	–	12,125	–	–	–	–	12,125
Common shares awarded for debt conversion, 2,146,666 shares	–	–	–	128,800	–	–	–	–	–	128,800
Finance costs on inducement of conversion, 2,146,666 warrants	–	–	–	–	–	–	–	74,403	–	74,403
Common shares awarded for commissions, 46,500 shares	–	–	–	2,790	–	–	–	–	–	2,790
Common shares cancelled	(26,993)	(27)	–	–	–	–	–	27	–	–
Net loss									(572,855)	(572,855)
Balance, December 31, 2010	30,711,203	30,711	–	131,590	–	–	–	8,707,834	(10,255,583)	(1,385,448)

Common shares issued for cash	5,824,584	5,825	–	–	–	–	–	343,650	–	349,475
Common shares granted for commissions, 50,000 shares	–	–	–	1,500	–	–	–	–	–	1,500
Common shares issued for debt conversion	2,146,666	2,146	–	(128,800)	–	–	–	126,654	–	–
Common shares awarded for commissions	218,793	219	–	(2,790)	–	–	–	12,909	–	10,338
Extension of previously granted warrants, 6,377,496 warrants	–	–	–	–	–	–	–	57,626	–	57,626
Net income									574,804	574,804
Balance, December 31, 2011	38,901,246	38,901	–	1,500	–	–	–	9,248,673	(9,680,779)	(391,705)

Common shares issued for cash	3,058,314	3,059	–	–	–	–	–	220,440	–	223,499
Common shares issued for services	50,000	50	–	(1,500)	–	–	–	1,450	–	–
Common shares granted for commissions, 17,000 shares	17,500	17	–	–	–	–	–	1,033	–	1,050
Extension of previously granted warrants, 6,377,496 warrants	–	–	–	–	–	–	–	238,419	–	238,419
Warrants granted as debt offering costs, 20,000 warrants	–	–	–	–	–	–	–	489	–	489
Net loss									(682,012)	(682,012)
Balance, December 31, 2012	42,027,060	42,027	–	–	–	–	–	9,710,504	(10,362,791)	(610,260)

Net Loss	–	–	–	–	–	–	–	–	(329,750)	(329,750)
Balance, December 31, 2013	42,027,060	$42,027	$–	$–	$–	$–	$–	$9,710,504	$(10,692,541)	$(940,010)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

			March 22, 1995
	For the Years Ended		(inception) to
	December 31,		December 31,
	2013	2012	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(329,750)	$(682,012)	$(10,692,541)
Adjustments to reconcile net loss to net cash used in operating activities:			–
Depreciation and amortization	374	6,162	265,320
Bad debts	–	–	207,100
(Gain) loss on sale of fixed assets	–	–	(3,128)
Gain on extinguishment of debts	–	–	(1,152,039)
Stock based compensation granted for services	–	1,050	563,952
Stock based compensation granted for financing and interest	–	238,460	972,650
Beneficial conversion feature on convertible debenture	–	–	25,200
Loss on disposal of investment property	–	–	764,300
Undistributed earnings of affiliate	–	–	(174,300)
Gain on discontinued operations	–	–	(116,400)
Loss on foreign currency translation	–	–	8,500
Impairment of operating assets	–	–	443,772
Decrease (increase) in assets:			–
Prepaid expenses	27,848	(14,471)	112,778
Increase (decrease) in liabilities:			–
Accounts payable	17,019	19,052	(5,905)
Accounts payable, related parties	–	59,874	180,506
Accrued expenses	12,392	244	556,181
Accrued expenses, related parties	163,843	133,988	823,704
Unearned revenues	–	–	9,167
Unearned revenues, related party	63,460	–	63,460
Net cash used in operating activities	(44,814)	(237,653)	(7,147,723)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	–	–	(1,083,600)
Proceeds from sale of investment property	–	–	319,300
Purchase of property and equipment	–	(605)	(770,016)
Proceeds from sale of property and equipment	–	–	26,100
Net cash used in investing activities	–	(605)	(1,508,216)
			–
CASH FLOWS FROM FINANCING ACTIVITIES			–
Proceeds from convertible debentures	–	–	128,800
Proceeds from notes payable	–	–	948,400
Principal payments on notes payable	–	–	(689,900)
Proceeds from notes payable, related parties	44,886	57,525	1,010,202
Principal payments on notes payable, related parties	–	(79,296)	(462,475)
Proceeds from the issuance of common stock	–	223,499	7,722,300
Net cash provided by financing activities	44,886	201,728	8,657,327
			–
Net increase in cash	72	(36,530)	1,388
Cash, beginning of period	1,316	37,846	–
Cash, end of period	$1,388	$1,316	$1,388

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,692,541 and used net cash in operations of $7,147,723 for the period from inception (March 22, 1995) through December 31, 2013. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Basic and Diluted Loss Per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2013 and 2012, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company has adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. Stock and stock options issued for services and compensation totaled $0 and $239,469 for the years ended December 31, 2013 and 2012, respectively, based on the fair value of the common stock at the grant date.

Modification of Warrants

The Company extended a total of 6,417,496 warrants on September 30, 2012, which were originally granted on June 30, 2009 as part of debt financing arrangements. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. The incremental (additional) cost is computed as any excess of the fair value of the modified award over the fair value of the original award immediately before modification. As a result, a total of $10,354 and $238,419 has been expensed as finance charges during the years ended December 31, 2013 and 2012.

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

Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. The Company did not record any write downs during the years ended December 31, 2013 and 2012. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

Recent Accounting Pronouncements

There are no recent accounting pronouncements that are expected to have a material effect on the Company’s financial statements.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $329,750 for the year ended December 31, 2013, has used net cash in operating activities of $7,147,723 from inception and had a working capital deficit of $940,010 at December 31, 2013. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

On various dates from May 10, 2013 to December 31, 2013, the Company received total proceeds of $63,460 from the prepaid sale of 4,138 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

We owed accrued salaries to our CEO of $480,000 and $360,000 at December 31, 2013 and 2012, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2013 we owed Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

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

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following as of December 31, 2013 and December 31, 2012, respectively:

	December 31,	December 31,
	2013	2012
Prepaid portion of UNLV research project as disclosed below	$–	$18,530
Annual Bureau of Land Management fees	6,147	14,581
Rental fees	1,975	–
Directors and officers insurance	–	2,859
	$8,122	$35,970

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2013	2012

Machinery and equipment	$1,000	$1,000
Transportation equipment	31,787	31,787
Furniture and fixtures	1,372	1,372
	34,159	34,159
Less accumulated depreciation	(33,507)	(33,133)
	$652	$1,026

Depreciation expense totaled $374 and $6,162 for the years ended December 31, 2013 and 2012, respectively.

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Note payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$70,729	$26,291

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	75,729	31,291
Less: unamortized discount on common stock warrants	–	448
Less: current portion	75,729	30,843

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the years ended December 31, 2013 and 2012, respectively:

	December 31,	December 31,
	2013	2012
Interest on notes payable, related parties	$5,893	$1,593
Commissions on finance offerings	–	1,050
Fair value of common stock granted as commissions on finance offerings	–	1,050
Amortization of warrants granted on notes payable, related parties	448	41
Fair value of warrant extensions	–	238,419
Accounts payable related vendor finance charges	4,013	889
	$10,354	$243,042

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 7 – Unearned Rental Revenues

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2013 and 2012, we had unearned revenue from this agreement totaling $9,167 and $9,167, respectively.

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

Note 9 – Changes in Securities

2013

No shares of common stock were issued by the Company during 2013.

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

NOTES TO FINANCIAL STATEMENTS

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

Options Granted

There were no options issued during the years ended December 31, 2013 through 2007.

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants under the fixed option plan:

	December 31,	December 31,
	2012	2011

Average risk-free interest rates	–%	–%
Average expected life (in years)	-0-	-0-
Volatility	–%	–%

The Black-Scholes option valuation model was developed for use in estimating the fair value of short-term traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options. During 2013 and 2012, there were no options granted with an exercise price below the fair value of the underlying stock at the grant date.

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

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Warrants Expired

A total of and 5,824,584 warrants expired during the years ended December 31, 2013 and 2012, respectively.

The following is a summary of information about the common stock warrants outstanding at December 31, 2013:

Shares Underlying
Shares Underlying Warrants Outstanding				Warrants Exercisable
Weighted
	Shares	Average	Weighted	Shares	Weighted
Range of	Underlying	Remaining	Average	Underlying	Average
Exercise	Warrants	Contractual	Exercise	Warrants	Exercise
Prices	Outstanding	Life	Price	Exercisable	Price

$0.08 – $0.15	9,455,810	1.05 years	$0.11	9,455,810	$0.11

The following is a summary of the common stock warrant activity as of December 31, 2013.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2012	14,348,746	$0.11
Granted	9,455,810	0.13
Cancelled	–	–
Exercised	–	–
Expired	(8,524,162)	(0.08)
Balance, December 31, 2012	15,280,394	0.14
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(5,824,584)	(0.08)
Balance, December 31, 2013	9,455,810	$0.11

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2013, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $8,728,644 and $8,398,650 of federal net operating losses at December 31, 2013 and 2012, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2013	2012
Deferred tax asset:
Net operating loss carry forwards	$3,055,025	$2,938,500
Total deferred tax assets:	3,055,025	2,938,500
Less: Valuation allowance	(3,055,025)	(2,938,500)
Net deferred tax assets	$–	$–

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2013 and 2012.

A reconciliation between the amounts of income tax benefit determined by applying the applicable U.S. and State statutory income tax rate to pre-tax loss is as follows:

	December 31,		December 31,
	2012		2011

Federal and state statutory rate	35%		35%
Change in valuation allowance on deferred tax assets	(35%	)	(35%	)

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

On March 3, 2014, Can-Cal Resources Ltd. (“Can-Cal”) entered into an amended and restated material supply agreement (the “Amended MSA”) with Candeo Lava Products, Inc. (“Candeo”). The Amended MSA amends and restates the terms of its existing MSA with Candeo dated April 9, 2013 (the “Original MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase volcanic lava or cinders from Can-Cal’s Pisgah Mine Project (the “Property”) that is not currently stockpiled on the Property (the “Material”) at a price equal to the greater of fifteen US dollars ($15) per ton and the net sales margins per ton removed from the Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA (the “Production Payment”).

Candeo will be required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of fifteen US dollars (US$15.00) per ton, for a total payment of $150,000 per year in each of the first three years of the Term (the “Pre-Purchased Payments”), with credit being given by Can-Cal to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Property until Candeo commences its production operations or engages Can-Cal to mine and remove Material on Candeo’s behalf. In the event that Candeo engages Can-Cal to mine and remove any of the Material, Candeo shall pay all of Can-Cal’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Property will be subject to all necessary regulatory and other third party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

The term of the Amended MSA has been extended from an initial period of ten (10) years to twenty (20) years (the “Primary Term”). Under the Amended MSA, Candeo also has the option to extend the term of the Amended MSA for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

