Form 10-Q
period 2014-03-31
CAN CAL RESOURCES LTD
filed 2014-12-24
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 20, 2014 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CAN-CAL RESOURCES LTD.

CONDENSED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
ASSETS	(Unaudited)

Current assets:
Cash	$12,655	$1,388
Other current assets	3,827	8,122
Total current assets	16,482	9,510

Property and equipment, net of accumulated depreciation of $33,601 and $33,507, respectively	558	652

Total assets	$17,040	$10,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$63,189	$62,007
Accounts payable, related parties	180,506	180,506
Accrued expenses	13,876	17,603
Accrued expenses, related parties	582,944	541,700
Unearned rental revenues	29,792	9,167
Unearned revenues, related party	66,940	63,460
Notes payable, related parties, net of $82 and $448 of unamortized common stock warrants at March 31, 2014 and December 31, 2013, respectively	84,353	75,729
Total current liabilities	1,021,600	950,172

Total liabilities	1,021,600	950,172

Commitments and contingencies (See Note 9)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
Accumulated (deficit) during exploration stage	(10,757,091)	(10,692,541)
Total stockholders' (deficit)	(1,004,560)	(940,010)

Total liabilities and stockholders' (deficit)	$17,040	$10,162

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013

Material sales	$–	$–
Cost of sales	–	–
Gross loss	–	–

Operating expenses:
Exploration costs	3,568	11,570
General and administrative	35,778	59,322
Depreciation	94	93
Officer salary	30,000	30,000
Impairment of operating assets	–	–
Total operating expenses	69,440	100,985

Net operating loss	(69,440)	(100,985)

Other income (expense):
Other income	–	–
Interest income	–	–
Interest expense	(1,985)	(1,748)
Rental revenue	6,875	6,875
Gain (loss) on disposal of fixed assets	–	–
Gain on extinguishment of debts	–	–
Total other income (expense)	4,890	5,127

Loss before provision for income taxes	(64,550)	(95,858)
Provision for income taxes	–	–
Net loss from continuing operations	(64,550)	(95,858)

Income from discontinued operations:
Income from discontinued operations	–	–
Loss on disposal of operations (net of taxes)	–	–
Net loss	$(64,550)	$(95,858)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	40,577,605

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENT OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(64,550)	$(95,858)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	94	93
Bad debts	–	–
(Gain) loss on sale of fixed assets	–	–
Gain on extinguishment of debts	–	–
Stock based compensation granted for services	–	–
Stock based compensation granted for financing and amortization of debt discount	–	122
Beneficial conversion feature on convertible debenture	–	–
Loss on disposal of investment property	–	–
Undistributed earnings of affiliate	–	–
Gain on discontinued operations	–	–
Loss on foreign currency translation	–	–
Impairment of operating assets	–	–
Decrease (increase) in assets:
Other current assets	4,295	6,681
Increase (decrease) in liabilities:
Accounts payable	1,182	17,618
Accounts payable, related parties	–	–
Accrued expenses	5,117	5,623
Accrued expenses, related parties	32,400	30,643
Unearned rental revenues	20,625	20,625
Unearned revenues, related party	3,480	–
Net cash provided by (used in) operating activities	2,643	(14,453)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of investment property	–	–
Proceeds from sale of investment property	–	–
Purchase of property and equipment	–	–
Proceeds from sale of property and equipment	–	–
Net cash used in investing activities	–	–

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from convertible debentures	–	–
Proceeds from notes payable	–	–
Principal payments on notes payable	–	–
Proceeds from notes payable, related parties	8,624	13,301
Principal payments on notes payable, related parties	–	–
Proceeds from the issuance of common stock	–	–
Net cash provided by financing activities	8,624	13,301

Net increase in cash	11,267	(1,152)
Cash, beginning of period	1,388	1,316
Cash, end of period	$12,655	$130

Supplemental disclosures:
Interest paid	$1,874	$178
Income taxes paid	$–	$–

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and regulation S-X as promulgated by the Securities and Exchange Commissions (“SEC”) Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2013 of Can-Cal Resources Ltd. (“Can-Cal” or the “Company”).

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Nature of Business

Can-Cal Resources, Ltd. Is a Nevada corporation incorporated on March 22, 1995.

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

As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, The Company incurred a net loss of $64,550 for the three months ended March 31, 2014. Also, the Company’s current liabilities exceed its current assets by $1,005,118 as of March 31, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Related Party

Material Supply Agreement

On March 3, 2014, Can-Cal Resources entered into an amended Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada Company controlled by a former Director and the brother of the Company’s current CEO. This amended MSA supersedes the original MSA entered into on April 9, 2013. The amended agreement entitles Candeo the exclusive right to purchase and remove up to 2,000,000 tons volcanic lava and cinders from Can-Cal’s Pisgah Mine Project during the agreement’s initial term of twenty (20) years. (The original agreement called for 1,000,000 tons during the initial term.) Provided Candeo has removed the initial amount during the primary term, Candeo is entitled the exclusive right to remove additional incremental amounts of 1,000,000 tons each. Candeo shall have the option to extend the term of the amended agreement for up to an additional thirty (30) years provided it is not in default under any of the provisions of the Agreement.

The price that Candeo shall pay to Can-Cal per ton of material removed by Candeo shall be the greater of Fifteen Dollars ($15.00 USD) per ton and the Net Sales Margins per ton realized by Candeo as follows:

•	During the first year of the term, 35% of the Net Sales Margins;
•	During the second year of the term, 40% of the Net Sales Margins;
•	During the third year of the term, 45% of the Net Sales Margins; and
•	50% of the Net Sales Margins thereafter.

The original MSA’s price was 33 1/3% of the Net Sales Margin and fifteen US dollars ($15.00 USD) per ton throughout the term of the Agreement.

The amended MSA also agrees that Candeo will pre-purchase a minimum of ten thousand (10,000) tons at a purchase price of fifteen dollars ($15.00 USD) per ton for a total payment of $150,000 USD per year in each of the first three years of the term. The pre-purchased material shall remain on the property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove the Finished Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. The pre-purchased payments will not be refundable to Candeo but shall be credited against the first production payments. The original agreement called for Candeo to pre-purchase thirteen thousand, three hundred and thirty-five (13,335) tons of the Finished Material during the first year of the Term at a purchase price of fifteen US dollars ($15 USD) per ton, for a total payment of two hundred and twenty-five thousand US dollars ($225,000 USD).

On various dates from May 10, 2013 to December 31, 2013 and for the three months ended March 31, 2104, the Company received total proceeds of $66,940 from the prepaid sale of 4,460 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

We owed accrued salaries to our CEO of $510,000 and $480,000 at March 31, 2014 and December 31, 2013, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of March 31, 2014, we owe Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Other Current Assets

Other current assets are prepaid expenses. As of March 31, 2014 and December 31, 2013, prepaid expenses consisted of the following:

	March 31,	December 31,
	2014	2013
Prepaid portion of UNLV research project as disclosed below	$–	$–
Annual Bureau of Land Management fees	3,827	6,147
Rental fees	–	1,975
	$3,827	$8,122

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

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of March 31, 2014 and December 31, 2013, respectively:

	March 31,	December 31,
	2014	2013
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$79,353	$70,729

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	84,353	75,729

Less: current portion	84,353	75,759

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the three months ended March 31, 2014 and 2013, respectively:

	March 31,	March 31,
	2014	2013
Interest on notes payable, related parties	$1,999	$1,448
Amortization of warrants granted on notes payable, related parties	–	122
Accounts payable related vendor finance charges	–	178
	$1,999	$1,748

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Changes in Securities

2014

None.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Options Granted

There were no options issued during the three months ended March 31, 2014 and during the year ended December 31, 2013.

Options Exercised

There were no options exercised during the three months ended March 31, 2014 and during the year ended December 31, 2013.

Options Cancelled

There were no options cancelled during the three months ended March 31, 2014 and during the year ended December 31, 2013.

Note 8 – Warrants

Warrants Granted

On November 30, 2012, the Company granted 20,000 common stock warrants to a former member of the Company’s Board of Directors with an exercise price of $0.10 per share for its common stock. These stock warrants were granted in connection with a $5,000 loan from the Director. These warrants are exercisable over two years from the date of grant at an exercise price of $0.10 per share.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

On April 4, 2012, the Company granted 416,667 common stock warrantsto a member of the Company’s Board of Directors with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 874,982 shares of common stock in exchange for total proceeds of $25,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

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

Warrants Expired

A total of 766,665 and 1,888,334 warrants expired during the three months ended March 31, 2014 and 2013, respectively.

Warrants Cancelled

There were no warrants cancelled during the three months ended March 31, 2014 and 2013.

The following is a summary of the common stock warrant activity as of March 31, 2014.

		Weighted
	Warrants	Average
	Outstanding	Exercise Price

Balance, January 1, 2013	15,280,394	$0.14
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(5,824,584)	(0.08)
Balance, December 31, 2013	9,455,810	0.11
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(766,665)	(0.08)
Balance, March 31, 2014	8,689,145	$0.14

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Note 10 – Subsequent Events

The Company has evaluated subsequent events from March 31, 2014 through the date whereupon the financial statements were issued.

On June 3, 2014, a group of Can-Cal Resources Ltd. (“Can-Cal”) shareholders, under the direction of Ron Sloan (a former CEO and Director of Can-Cal) (the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against Can-Cal, as well as its current Directors (Thompson MacDonald, G.M. Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo Lava Products Inc. (“Candeo”) (collectively the “Defendants”). The Plaintiffs are alleging that, among other things, the Defendants took advantage of a corporate opportunity with the Can-Cal’s Pisgah Material property by undertaking a transaction involving Candeo instead of pursuing the opportunity within Can-Cal. The Defendant’s dispute these allegations and intend to defend the action vigorously. Currently the Defendants are involved in moving the lawsuit from state to federal court. Legal counsel for Can-Cal is Justin Jones, Esq. of Wolf, Rifkin, Shapiro, Schulman, and Rabkin, LLP of Las Vegas, Nevada.

There are no other subsequent events determined to be of merit for inclusion herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012 and the and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At March 31, 2014, we had cash on hand of $12,655 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used officer loan proceeds and advance payments received on material sales to a related party realized during the first three months of 2014 to finance our operations.

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

On various dates from May 10, 2013 to March 31, 2014, the Company received total proceeds of $66,940 from the prepaid sale of 4,463 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

Results of Operations for the Three Months Ended March 31, 2014 and 2013:

	Three Months Ended
	March 31,
	2014	2013	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$3,568	$11,570	(8,002)	(69%	)
General & administrative	35,778	59,322	(23,544)	(40%	)
Depreciation	94	93	1	–
Officer salary	30,000	30,000	–	–
Total operating expenses	69,440	100,985	(31,545)	(31%	)

Loss from operations	(69,440)	(100,985)	(31,545)	(31%	)

Other income (expense):
Interest expense	(1,985)	(1,748)	237	14%
Rental revenue	6,875	6,875	–	–
Total other income (expense)	4,890	5,127	237	14%

Net loss	$(64,550)	$(95,858)	(31,308)	(33%	)

Exploration costs

Exploration costs for the three months ended March 31, 2014 decreased by $8,002 (or 69%) from $11,570 for the three months ended March 31, 2013 to $3,568 for the three months ended March 31, 2104. The decrease is due primarily due to no geological activity and the decrease in BLM claim fees during the first quarter of 2014.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2014 decreased by $23,544 (or 40%) from $59,322 for the three months ended March 31, 2013 to $35,778 for the three months ended March 31, 2014. The decrease is principally due to reduction in insurance costs, travel expenses, and professional fees.

Officer salary

Officer salary for the three months ended March 31, 2014 and 2013 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2014 and December 31, 2013

	March 31,	December 31,	Increase / (Decrease)
	2014	2013	$	%

Current Assets	$17,040	$10,162	6,878	68%

Current Liabilities	$1,021,600	$950,172	71,428	8%

Working Capital (deficit)	$(1,004,560)	$(940,010)	64,550	7%

Internal and External Sources of Liquidity

During the three months ended March 31, 2014, our operating activities generated cash of $2,643 while our financing activities provided cash of $8,624. The cash provided by operating activities during the three months ended March 31, 2014 was principally a result of rental income from Twin Mountain Rock Venture in the amount of $27,500, related party sales of certain volcanic lava or cinders from our Pisgah Mine Project to Candeo Lava Products, Inc. in the amount of $4,869, and accrued expenses to related parties of $32,400 (primarily accrued officer salary of $30,000) against the operating loss of $64,550.

Financing Activities. During the three months ended March 31, 2014, we raised $8,624 received from loan advances from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of March 31, 2014, our cash balance was $12,655. Our plan for satisfying our cash requirements for the next nine months of 2014 is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from May 10, 2013 to September 3, 2013, the Company received total proceeds of $66,940 from the prepaid sale of 4,463 tons of minerals at a price of $15 per ton. We anticipate our current cash reserves will be sufficient to support operations through October 31, 2014, but do not anticipate generating sufficient amounts of positive cash flow from operations to meet our working capital requirements. Consequently, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures must be reevaluated to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II--OTHER INFORMATION

Item 1. Legal Proceedings.

On June 3, 2014, a group of Can-Cal Resources Ltd. (“Can-Cal”) shareholders, under the direction of Ron Sloan (a former CEO and Director of Can-Cal) (the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against Can-Cal, as well as its current Directors (Thompson MacDonald, G.M. Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo Lava Products Inc. (“Candeo”) (collectively the “Defendants”). The Plaintiffs are alleging that, among other things, the Defendants took advantage of a corporate opportunity with the Can-Cal’s Pisgah Material property by undertaking a transaction involving Candeo instead of pursuing the opportunity within Can-Cal. The Defendant’s dispute these allegations and intend to defend the action vigorously. Currently the Defendants are involved in moving the lawsuit from state to federal court. Legal counsel for Can-Cal is Justin Jones, Esq. of Wolf, Rifkin, Shapiro, Schulman, and Rabkin, LLP of Las Vegas, Nevada.

Item 1A. Risk Factors.

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended March 31, 2014.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended March 31, 2014.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Material Supply Agreement, Candeo Lava Products, Inc. , dated April 9, 2013		10-Q	June 30, 2013	10.1	August 19, 2014
10.2	Amended and Restated Material Supply Agreement, Candeo Lava Products Inc., dated March 3, 2014	X
31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

(Registrant)

By: /s/ Michael Hogan

Michael Hogan, President and Chief Executive Officer

(On behalf of the Registrant and as Principal Financial

Officer)

Date: December 23, 2014

