Form 10-Q
period 2014-06-30
CAN CAL RESOURCES LTD
filed 2014-12-24
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

CAN-CAL RESOURCES LTD.

FORM 10-Q

i

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$582	$1,388
Other current assets	3,740	8,122
Total current assets	4,322	9,510

Property and equipment, net of accumulated depreciation of $33,694 and $33,507, respectively	465	652
Total assets	$4,787	$10,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	66,056	$62,007
Accounts payable, related parties	180,506	180,506
Accrued expenses	19,827	17,603
Accrued expenses, related parties	615,469	541,700
Unearned rental revenues	22,917	9,167
Unearned revenues, related party	89,830	63,460
Notes payable, related parties, net of $204 and $448 of unamortized common stock warrants at June 30, 2014 and December 31, 2013, respectively	87,217	75,729
Total current liabilities	1,081,822	950,172
Total liabilities	1,081,822	950,172

Commitments and contingencies (See Note 9)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
Accumulated (Deficit)	(10,829,566)	(10,692,541)
Total stockholders' (deficit)	(1,077,035)	(940,010)
Total liabilities and stockholders' (deficit)	$4,787	$10,162

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Material sales	$–	$–	$–	$–
Cost of sales	–	–	–	–
Gross loss	–	–	–	–

Operating expenses:
Exploration costs	3,569	11,476	7,137	23,046
General and administrative	43,218	39,362	78,996	98,684
Depreciation	93	94	187	187
Officer salary	30,000	30,000	60,000	60,000
Impairment of operating assets	–	–	–	–
Total operating expenses	76,880	80,932	146,320	181,917

Net operating loss	(76,880)	(80,932)	(146,320)	(181,917)

Other income (expense):
Other income	–	–	–	–
Interest income	–	–	–	–
Interest expense	(2,471)	(1,600)	(4,456)	(3,348)
Rental revenue	6,875	6,875	13,750	13,750
Total other income (expense)	4,404	5,275	9,294	10,402

Loss before provision for income taxes	(72,476)	(75,657)	(137,026)	(171,515)
Provision for income taxes	–	–	–	–
Net loss	$(72,476)	$(119,002)	$(137,026)	$(232,866)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	40,952,784	42,027,060	40,018,224
Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.01)

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(137,026)	$(171,515)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	187	187
Stock based compensation granted for financing and amortization of debt discount	–	244
Decrease (increase) in assets:
Other current assets	4,382	14,920
Increase (decrease) in liabilities:
Accounts payable	4,049	7,690
Accounts payable, related parties	–	–
Accrued expenses	13,369	5,356
Accrued expenses, related parties	62,625	76,601
Unearned rental revenues	13,750	13,750
Unearned revenues, related party	26,370	22,500
Net cash used in operating activities	(12,294)	(30,267

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	11,488	33,643
Net cash provided by financing activities	11,488	33,643

Net increase (decrease) in cash	(806)	3,376
Cash, beginning of period	1,388	1,316
Cash, end of period	$582	$4,692

Supplemental disclosures:
Interest paid	$282	$608
Income taxes paid	$–	$–

See accompanying notes to financial statements.

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 - Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and regulation S-X as promulgated by the Securities and Exchange Commissions (“SEC”). Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2013 of Can-Cal Resources Ltd. (“Can-Cal” or the “Company”).

The interim condensed financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 - Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $10,829,566 and used net cash in operations of $7,160,017 for the period from inception (March 22, 1995) through June 30, 2014. The Company incurred a net loss of $137,026 for the six months ended June 30, 2014. Also, the Company’s current liabilities exceed its current assets by $1,077,500 as of June 30, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 - Related Party

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

On various dates from May 10, 2013 to December 31, 2013 and for the six months ended June 30, 2104, the Company received total proceeds of $89,830 from the prepaid sale of approximately 6,000 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

The Company owed accrued salaries to its CEO of $540,000 and $480,000 at June 30, 2014 and December 31, 2013, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of June 30, 2014, the Company owes Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012.

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

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 - Other Current Assets

Other current assets are prepaid expenses. As of June 30, 2014 and December 31, 2013, prepaid expenses consisted of the following:

	June 30,	December 31,
	2014	2013
Annual Bureau of Land Management fees	$1,840	$6,147
Prepaid Rent	1,900	1,975
	$3,740	$35,970

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

Note 5 - Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of June 30, 2014 and December 31, 2013, respectively:

	June 30,	December 31,
	2014	2013
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$82,217	$70,729

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000

Total notes payable, related parties	87,217	75,729
Less: current portion	87,217	75,729

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the six months ended June 30, 2014 and 2013, respectively:

	June 30,	June 30,
	2014	2013
Interest on notes payable, related parties	$4,174	$2,496
Amortization of warrants granted on notes payable, related parties	–	244
Accounts payable related vendor finance charges	–	608
	$4,174	$3,348

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 - Changes in Securities

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

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 7 - Options

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

Note 8 - Warrants

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

CAN-CAL RESOURCES LTD.

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

On April 4, 2012, the Company granted 416,667 common stock warrants to a member of the Company’s Board of Directors with an exercise price of $0.08 per share for its common stock. These stock warrants were granted in connection with the sale of 874,982 shares of common stock in exchange for total proceeds of $25,000. These warrants are exercisable over two years from the date of grant at an exercise price of $0.08 per share.

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

Warrants Expired

A total of 8,435,810 and 1,888,334 warrants expired during the six months ended June 30, 2014 and 2013, respectively leaving a balance of 1,020,000 outstanding warrants. 1,000,000 warrants held by R. Obinawke expired unexercised on July 31, 2014, leaving a balance of 20,000 held by W. Hogan which expired November 29, 2014.

Warrants Cancelled

There were no warrants cancelled during the six months ended June 30, 2014 and 2013.

Note 9 - Commitments and Contingencies

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

On June 3, 2014, a group of Can-Cal Resources Ltd. (“Can-Cal”) shareholders, under the direction of Ron Sloan (a former CEO and Director of Can-Cal) (the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against Can-Cal, as well as its current Directors (Thompson MacDonald, G.M. Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo Lava Products Inc. (“Candeo”) (collectively the “Defendants”). The Plaintiffs are alleging that, among other things, the Defendants took advantage of a corporate opportunity with the Can-Cal’s Pisgah Material property by undertaking a transaction involving Candeo instead of pursuing the opportunity within Can-Cal. The Defendant’s dispute these allegations and intend to defend the action vigorously. Thus far, the Defendants are involved in removing the lawsuit from state to federal court. Legal counsel for Can-Cal is Justin Jones, Esq. of Wolf, Rifkin, Shapiro, Schulman, and Rabkin, LLP of Las Vegas, Nevada.

CAN-CAL RESOURCES LTD.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 10 – Recent Accounting Pronouncements

On June 10, 2014, the Financial Accounting Standards Board ("FASB") issued update ASU 2014-10, Development Stage Entities (Topic 915). Amongst other things, the amendments in this update removed the definition of development stage entity from Topic 915, thereby removing the distinction between development stage entities and other reporting entities from US GAAP. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information on the statements of income, cash flows and shareholders’ equity, (2) label the financial statements as those of a development stage entity; (3) disclose a description of the development stage activities in which the entity is engaged and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. The amendments are effective for annual reporting periods beginning after December 31, 2014 and interim reporting periods beginning after December 15, 2015, however entities are permitted to early adopt for any annual or interim reporting period for which the financial statements have yet to be issued. The Company has elected to early adopt these amendments and accordingly have not labeled the financial statements as those of a development stage entity and have not presented inception-to-date information on the respective financial statements.

In August 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updates (ASU) 2014-15 requiring an entity’s management to evaluate whether there are conditions or events, considered in aggregate, that raise substantial doubt about entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). The amendments in this Update are effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted.

We do not believe there are any additional recently issued accounting standards that have not yet been adopted that will have a material impact on the Company’s financial statements.

Note 11 - Subsequent Events

The Company has evaluated subsequent events from June 30, 2014 through the date whereupon the financial statements were issued.

There are no subsequent events determined to be of merit for inclusion herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2013 and 2012 and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At June 30, 2014, we had cash on hand of $582 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used officer loan proceeds and advance payments received on material sales to a related party realized during the first six months of 2014 to finance our operations.

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

Results of Operations for the Three Months Ended June 30, 2014 and 2013:

	Three Months Ended
	June 30,
	2014	2013	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$3,569	$11,476	$(7,907)	(69%	)
General & administrative	43,218	39,362	3,856	(10%	)
Depreciation	93	94	(1)	(0%	)
Officer salary	30,000	30,000	–	–
Total operating expenses	76,880	80,932	(4,045)	(5%	)

Loss from operations	(76,880)	(80,932)	(4,045)	(5%	)

Other income (expense):
Rental revenue	6,875	6,875	–	–
Interest expense	(2,471)	(1,600)	871	54%
Total other income (expense)	4,404	5,275	871	(54%	)

Net loss	$(72,476)	$(75,657)	$(3,181)	(4%	)

Exploration costs

Exploration costs for the three months ended June 30, 2014 decreased by $7,908 (or 69%). The decrease is due primarily to the expense of UNLV geological fees in 2013 which did not occur in 2014.

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

General and administrative expenses

General and administrative expenses for the three months ended June 30, 2014 increased by $3,864 (or 10%). The increase is principally due to an increase in accounting fees to complete the annual filings.

Other income (expense)

Other income for the three months ended June 30, 2014 increased by $862 (or 54%) due to an increase in interest expense. Interest has increase due to additional loan funds being injected into the company by related parties.

Results of Operations for the Six Months Ended June 30, 2014 and 2013:

	Six Months Ended
	June 30,
	2014	2013	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$7,137	$23,046	$(15,909)	(69%	)
General & administrative	78,996	98,684	(19,688)	(20%	)
Depreciation	187	187	–	–
Officer salary	60,000	60,000	–	–
Total operating expenses	146,320	181,917	(35,597)	(20%	)

Loss from operations	(146,320)	(181,917)	(35,597)	(20%	)

Other income (expense):
Rental revenue	13,750	13,750	–	–
Interest expense	(4,456)	(3,348)	1,108	33%
Total other income (expense)	9,294	10,402	(1,108)	(11%	)

Net loss	$(137,026)	$(171,515)	$(34,489)	(24%	)

Exploration costs

Exploration costs for the six months ended June 30, 2014 decreased by $15,909 (or 69%) due to the company no longer incurring UNLV geological study fees.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2014 decreased by $19,688 (or 20%). This decrease is primarily due to a $16,557 decrease in legal and accounting fees. Regulatory compliance fees also decreased by $1,637.

Other income (expense)

Interest expense for the six months ended June 30, 2014 increased by $1,108 (or 33%). The increase in interest expense was primarily due to increased interest on additional financing proceeds received from related parties.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2014 compared to December 31, 2013.

	June 30,	December 31,	Increase / (Decrease)
	2014	2013	$	%

Current Assets	$4,322	$9,510	$(5,188)	(55%	)

Current Liabilities	$1,081,822	$950,172	$131,650	14%

Working Capital (deficit)	$(1,077,500)	$(940,662)	$136,838	15%

Internal and External Sources of Liquidity

During the six months ended June 30, 2014 and 2013, our operating activities used cash of $12,294 and $30,267, respectively, while our financing activities provided cash of $11,488 and $33,643, respectively. The cash used in operating activities was principally a result of the net loss we incurred, and decreased in part due to the receipt of $27,500 from Cemex Materials as an annual royalty payment and $26,370 of proceeds related to the deposits received on related party sales of certain volcanic lava or cinders from our Pisgah Mine Project to Candeo Lava Products, Inc.

Financing Activities. During the six months ended June 30, 2014 and 2013, we raised a total of $11,488 and $33,643, respectively from loan advances and direct pays of expenditures from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of June 30, 2014, our cash balance was $582. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from January 1, 2014 to June 30, 2014, the Company received $27,500 from Cemex as their annual royalty payment on the Twin Mountain lease and $16,865 from Candeo on the prepaid sale of approximately 1,100 tons of minerals at a price of $15 per ton. We anticipate that prepaid purchases of materials by Candeo and personal loans from officers will generate sufficient amounts of positive cash flow to meet our working capital requirements. However, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures needed to be reevaluated to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management including the Company’s Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended June 30, 2014.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended June 30, 2014.

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

On January 25, 2014, Can-Cal Resources entered into an amended Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada Company controlled by a former Director and the brother of the Company’s current CEO. This amended MSA supersedes the original MSA entered into on April 9, 2013. The amended agreement entitles Candeo the exclusive right to purchase and remove up to 2,000,000 tons volcanic lava and cinders from Can-Cal’s Pisgah Mine Project during the agreement’s initial term of twenty (20) years. (The original agreement called for 1,000,000 tons during the initial term.) Provided Candeo has removed the initial amount during the primary term, Candeo is entitled the exclusive right to remove additional incremental amounts of 1,000,000 tons each. Candeo shall have the option to extend the term of the amended agreement for up to an additional thirty (30) years provided it is not in default under any of the provisions of the Agreement.

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

On various dates from May 10, 2013 to December 31, 2013 and for the six months ended June 30, 2104, the Company received total proceeds of $89,830 from the prepaid sale of approximately 6,000 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

ITEM 6. EXHIBITS.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Material Supply Agreement, Candeo Lava Products, Inc., dated April 9, 2013		10-Q	03/30/2014	10.1	08/19/2014
10.2	Amended and restated Material Supply Agreement, Candeo Lava Products, Inc. – March 3, 2014		10-Q	03/31/2014	10.2	12/15/2014
31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

(Registrant)

By: /s/ Michael Hogan

Michael Hogan, President and Chief Executive Officer

(On behalf of the Registrant and as Principal Financial Officer)

Date: December 23, 2014

