Form 10-Q
period 2014-09-30
CAN CAL RESOURCES LTD
filed 2015-01-22
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	88-0336988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

127 Estelle Avenue
Toronto, Ontario M2N 5H6

(Address of principal executive offices)

(702) 516-5234

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

Yes ☐ No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on December 31, 2014 was 42,027,060.

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS

Current assets:
Cash	$935	$1,388
Other current assets	–	8,122
Total current assets	935	9,510

Property and equipment, net of accumulated depreciation of $33,878 and $33,507, respectively	371	652

Total assets	$1,306	$10,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$66,054	$62,007
Accounts payable, related parties	180,506	180,506
Accrued expenses	21,576	17,603
Accrued expenses, related parties	647,897	541,700
Unearned rental revenues	16,042	9,167
Unearned revenues, related party	89,830	63,460
Notes payable, related parties	102,916	75,729
Total current liabilities	1,124,821	950,172

Total liabilities	1,124,821	950,172

Commitments and contingencies (See Note 9)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
Accumulated (deficit)	(10,876,046)	(10,692,541)
Total stockholders' (deficit)	(1,123,515)	(940,010)

Total liabilities and stockholders' (deficit)	$1,306	$10,162

See accompanying notes to unaudited condensed financial statements.

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Operating expenses:
Exploration costs	$3,637	$17,571	$10,774	$40,617
General and administrative	17,141	35,517	96,137	134,201
Depreciation	94	93	281	280
Officer salary	30,000	30,000	90,000	90,000
Total operating expenses	50,872	83,181	197,192	265,098

Net operating loss	(50,872)	(83,181)	(197,192)	(265,098)

Other income (expense):
Other income
Interest expense	(2,482)	(4,453)	(6,938)	(7,801)
Rental revenue	6,875	7,375	20,625	21,125
Total other income (expense)	4,393	2,922	13,687	13,324

Loss before provision for income taxes	(46,479)	(80,259)	(183,505)	(251,774)
Provision for income taxes	–	–	–	–
Net loss	$(46,479)	$(80,259)	$(183,505)	$(251,774)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	42,027,060	42,027,060	42,027,060

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

See accompanying notes to unaudited condensed financial statements.

CAN-CAL RESOURCES LTD.

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(183,505)	$(251,774)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	281	280
Stock based compensation granted for financing and amortization of debt discount	–	366
Decrease (increase) in assets:
Other current assets	8,122	23,614
Increase (decrease) in liabilities:
Accounts payable	4,047	10,041
Accounts payable, related parties	–	–
Accrued expenses	3,973	120
Accrued expenses, related parties	106,197	122,854
Unearned rental revenues	6,875	6,875
Unearned revenues, related party	26,370	52,500
Net cash used in operating activities	(27,640)	(35,124)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	27,187	33,938
Net cash provided by financing activities	27,187	33,938

Net decrease in cash	(453)	(1,186)
Cash, beginning of period	1,388	1,316
Cash, end of period	$935	$130

Supplemental disclosures:
Interest paid	$–	$3,301
Income taxes paid	$–	$–

  See accompanying notes to unaudited condensed financial statements.

CAN-CAL RESOURCES LTD.

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. The Company has incurred net losses of $10,876,046. The Company incurred a net loss of $183,505 for the nine months ended September 30, 2014. Also, the Company’s current liabilities exceed its current assets by $1,123,886 as of September 30, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

On various dates from May 10, 2013 to December 31, 2013 and for the nine months ended September 30, 2104, the Company received total proceeds of $89,830 from the prepaid sale of approximately 6,000 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

The Company owed accrued salaries to its CEO of $570,000 and $480,000 at September 30, 2014 and December 31, 2013, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of September 30, 2014, the Company owes Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012.

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

CAN-CAL RESOURCES LTD.

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Other Current Assets

Other current assets are prepaid expenses. As of September 30, 2014 and December 31, 2013, prepaid expenses consisted of the following:

	September 30,	December 31,
	2014	2013

Annual Bureau of Land Management fees	$–	$6,147
Prepaid Rent	–	1,975
	$–	$8,122

All Bureau of Land Management fees and prepaid rent have been expensed. The Company has terminated its office lease in Las Vegas, Nevada.

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of September 30, 2014 and December 31, 2013, respectively:

	September 30,	December 31,
	2014	2013
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$97,916	$70,729
Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	5,000	5,000
Total notes payable, related parties	102,916	75,729
Less: current portion	102,916	75,729

Notes payable, related parties, less current portion	$–	$–

The following presents components of interest expense by instrument type for the nine months ended September 30, 2014 and 2013, respectively:

	September 30,	September 30,
	2014	2013
Interest on notes payable, related parties	$6,603	$4,134
Amortization of warrants granted on notes payable, related parties	–	366
Accounts payable related vendor finance charges	336	3,301
	$6,939	$7,801

CAN-CAL RESOURCES LTD.

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Options Granted

There were no options issued during the nine months ended September 30, 2014 and 2013.

Options Exercised

There were no options exercised during the nine months ended September 30, 2014 and 2013.

Options Cancelled

There were no options cancelled during the nine months ended September 30, 2014 and 2013.

CAN-CAL RESOURCES LTD.

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

CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

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

Warrants Expired

A total of 9,435,810 and 4,690,584 warrants expired during the nine months ended September 30, 2014 and 2013, respectively leaving a balance of 20,000 outstanding warrants. 1,000,000 warrants held by R. Obinawke expired unexercised on July 31, 2014, leaving a balance of 20,000 held by W. Hogan which expired November 29, 2014.

Warrants Cancelled

There were no warrants cancelled during the six months ended September 30, 2014 and 2013.

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

Note 11 – Subsequent Events

The Company has evaluated subsequent events from September 30, 2014 through the date whereupon the financial statements were issued and has determined that there are no items to disclose.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS.

OVERVIEW AND OUTLOOK

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2014 and 2013 and the and the notes to those statements that are included their respective Annual Reports on Form 10-K, as well as the financial statements and notes the financial statements included in this Form 10-Q. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statement, including, but not limited to, the risk factors described in this Form 10-Q and in Item 1A of our Form 10-K for the year ended December 31, 2013 to which reference is made herein.

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Wikieup, Arizona property.

At September 30, 2014, we had cash on hand of $935 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations for the Three Months Ended September 30, 2014 and 2013:

	Three Months Ended
	September 30,
	2014	2013	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$3,637	$17,571	(13,934)	(79%)
General & administrative	17,141	35,517	(18,376)	(52%)
Depreciation	94	93	1	–
Officer salary	30,000	30,000	–	–
Total operating expenses	50,872	83,181	(32,309)	(39%)

Loss from operations	(50,872)	(83,181)	(32,309)	(39%)

Other income (expense):
Interest expense	(2,482)	(4,453)	(1,971/4450)	(44%)
Rental revenue	6,875	7,375	(500)	(7%)
Total other income (expense)	4,393	2,922	(1,524)	(52%)

Net loss	$(46,479)	$(80,259)	(33,780)	(42%)

Exploration costs

Exploration costs for the three months ended September 30, 2014 decreased by $13,934 (or 79%). The decrease is due primarily to the expense of UNLV geological fees in 2013 which did not occur in 2014.

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

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2014 decreased by $18,376 (or 52%). The decrease is principally due to the Controller of the Company resigning and the closing of the office in Las Vegas.

Interest Expense

Interest expense for the three months ended September 30, 2014 decrease by $2,204 (or 45%). This was due to an inordinate amount of finance charges for late payments in 2013.

Results of Operations for the Nine Months Ended September 30, 2014 and 2013:

	Nine Months Ended
	September 30,
	2014	2013	Increase / (Decrease)
	Amount	Amount	$	%
Expenses:
Exploration costs	$10,774	$40,617	(29,843)	(74%)
General & administrative	96,136	134,201	(38,065)	(28%)
Depreciation	281	280	1	–
Officer salary	90,000	90,000	–	–
Total operating expenses	197,191	265,098	(67,907)	(26%)

Loss from operations	(197,192)	(265,098)	(67,907)	(26%)

Other income (expense):
Interest expense	(6,938)	(7,801)	(862)	(11%)
Rental revenue	20,625	21,125	500	2%
Total other income (expense)	13,686	13,324	(362)	3%

Net loss	$(183,505)	$(251,774)	(68,269)	(27%)

Exploration costs

Exploration costs for the nine months ended September 30, 2014 decreased by $29,843 (or 74%). This decrease is primarily due to the company no longer incurring UNLV geological study fees of $24,529, reduction of property taxes of $9,077 paid in delinquent taxes in prior year, and reduction of BLM Claim Fees of $5,196.

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

General and administrative expenses

General and administrative expenses for the nine months ended September 30, 2014 decreased by $38,065 (or 28%). This decrease is primarily due to a $23,116 decrease in legal and accounting fees, Controller salaries of $15,649 due to her resignation, regulatory compliance fees of $3,370, and reduction of office rent and utilities of $4,268 due to closing of the Las Vegas office.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2014 compared to December 31, 2013.

	September 30,	December 31,	Increase / (Decrease)
	2014	2013	$	%

Current Assets	$935	$9,510	(8,575)	(90%)

Current Liabilities	$1,124,821	$950,172	174,649	18%

Working Capital (deficit)	$(1,123,886)	$(940,662)	183,224	19%

Internal and External Sources of Liquidity

During the nine months ended September 30, 2014 and 2013, our operating activities used cash of $27,640 and $35,124, respectively, while our financing activities provided cash of $27,187 and $33,938, respectively. The cash used in operating activities was principally a result of the net loss we incurred, and decreased in part due to the receipt of $27,500 from Cemex Materials as an annual royalty payment and $26,370 of proceeds related to the deposits received on related party sales of certain volcanic lava or cinders from our Pisgah Mine Project to Candeo Lava Products, Inc.

Financing Activities. During the nine months ended September 30, 2014 and 2013, we raised a total of $27,187 and $33,938, respectively from loan advances and direct pays of expenditures from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of September 30, 2014, our cash balance was $935. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from January 1, 2014 to September 30, 2014, the Company received $27,500 from Cemex as their annual royalty payment on the Twin Mountain lease and $16,865 from Candeo on the prepaid sale of approximately 1,100 tons of minerals at a price of $15 per ton. We anticipate that prepaid purchases of materials by Candeo and personal loans from officers will generate sufficient amounts of positive cash flow to meet our working capital requirements. However, we intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and Chief Financial Officer of the Company concluded that the Company’s disclosure controls and procedures were ineffective at the reasonable assurance level.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended September 30, 2014.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended September 30, 2014.

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

On various dates from May 10, 2013 to December 31, 2013 and for the nine months ended September 30, 2104, the Company received total proceeds of $89,830 from the prepaid sale of approximately 6,000 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Amended Material Supply Agreement, Candeo Lava Products, Inc. – January 24, 2014		10-Q	June 30, 2013	10.1	August 9, 2013
31.1	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Michael Hogan pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Michael Hogan pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

Date: January 22, 2015	By:	/s/ Michael Hogan
Michael Hogan, President and Chief Executive Officer (On behalf of the Registrant and as Principal Financial Officer)

