Form 10-K
period 2014-12-31
CAN CAL RESOURCES LTD
filed 2016-01-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#802, 228 – 26 Avenue S.W.
Calgary, Alberta, Canada	T2S 3C6
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (403) 561 9490

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

☐ Yes    ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $1,914,798 as of computed by reference to the sale price of a share of the registrant’s Common Stock on December 30, 2014 reported by OTC Bulletin Board (Ref: Bloomberg). The voting stock held by non-affiliates on that date consisted of 38,295,972 shares of common stock.

The number of shares outstanding of each of the registrant’s classes of common stock, as of December 31,2014 was 42,027,060 shares of common stock, $0.001 par value held by approximately 180 shareholders.

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

In this form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly, current and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.can-cal.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 127 Estelle Avenue, Toronto, Ontario, Canada M2N 5H6.

PART I

Item 1. Business (and Information for Item 2 on Properties).

Business Development

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc. as a wholly owned subsidiary of 305856 B.C., Ltd. d/b/a N.W. Electric Carriage Company (“NWE”), a British Columbia, Canada company (“NWE”). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

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

Business of Issuer

The Company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own, lease or have mining interest in two mineral properties in the southwestern United States (California and Arizona, as follows: Cerbat, Arizona; and Pisgah, California. The Company formerly had an interest in a property in Owl Canyon, California, and Wikieup, Arizona but these were abandoned.

Prior to 2003, the Company performed numerous “in-house” assays on mineral samples from our properties in the United States. An assay is a test performed on a sample of minerals to determine the quantity of one or more elements contained in the sample. The in-house work was conducted with our equipment by persons under Can-Cal contract who are experienced in performing assays, but who were not independent of us. We also sent samples of materials from which we obtained the most promising results to outside independent assayers to confirm in-house results.

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

The Company’s current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain property (“Pisgah Property”).

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

Executive offices are located at #802, 228 – 26 Avenue S.W., Calgary, Alberta, Canada T2S 3C6 (tel. (403) 561 9490).

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2014, the Company recorded a net loss of $222,966 and had an accumulated deficit of $10,915,506 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

Exploration for minerals is speculative in nature, involves many risks and is frequently unsuccessful. Any mineral exploration program entails risks relating to:

•	The location of economic ore bodies,
•	Development of appropriate metallurgical processes,
•	Receipt of necessary governmental approvals, and
•	Construction of mining and processing facilities at any site chosen for mining.

The commercial viability of a mineral deposit is dependent on a number of factors including:

•	The price of various minerals,
•	Exchange rates,
•	The particular attributes of the deposit, such as its size, grade and proximity to infrastructure, financing costs, taxation, royalties, land tenure, land use, water use, power use, and foreign government regulations restricting importing and exporting minerals and environmental protection requirements.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without mineral reserves. We cannot assure that current or proposed exploration or development programs on properties in which we have an interest will result in the discovery of any minerals or mineral reserves or will result in a profitable commercial mining operation.

The audit report on the financial statements at December 31, 2014 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

We have experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities, which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah Property and the Wikieup properties into production, or sell the properties to another company, or place the properties into a joint venture with another company.

Attaining these objectives will require capital, which the Company will have to obtain principally by selling stock or income generation. However, we have currently have no definitive arrangements in place to raise the necessary capital to continue operations for any extended period of time, and have generally relied upon relatively small, and intermittent infusions to sustain operations.

If we do not obtain additional financing, our business will fail.

Our current operating funds are less than necessary to complete all intended objectives and therefore we will need to obtain additional financing or commencement of income generation in order to continue in business. We currently do not have any operations. Our only source of income at present is from two third parties.

On May 1, 1998, the Company entered into a Mining Lease Agreement for the Pisgah Property with Twin Mountain Rock Venture, a California general partnership (“Twin Mountain,”). The agreement provides that Twin Mountain will pay minimum annual rental payments of $22,500 for the initial term and $27,500 per year for the additional term. Twin Mountain is also obligated to pay a monthly production royalty for all material removed from the premises.

On March 3, 2014, the Company entered into an amended material supply agreement with Candeo Lava Products Inc. for the Pisgah Property, pursuant to which, it will pre-purchase a minimum of ten thousand (10,000) tons per year at a purchase price of fifteen dollars ($15.00 USD) per ton for a total payment of $150,000 USD per year in each of the first three years of the term.

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

Future reserve estimates.

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without reserves of any minerals. Even if and when we can prove such reserves, reserve estimates may not be accurate. There is a degree of uncertainty attributable to any calculation of reserves or resources. Until reserves or resources are actually mined and processed, the quantity of reserves or resources must be considered as estimates only. In addition, the quantity of reserves or resources may vary depending on metal prices. Any material change in the quantity of reserves, resource grade or stripping ratio may affect the economic viability of our properties. In addition, there can be no assurance that mineral recoveries in small-scale laboratory tests will be duplicated in large tests under on-site conditions or during production.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to

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

As of December 31, 2014, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permitted us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.

In addition, the Company no longer has any outstanding warrants as all warrants have expired.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Properties.

GENERAL

We own or have interests in two United States properties. They are:

•	Pisgah, San Bernadino County, California
•	Cerbat, Arizona

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

In the United States, one property is owned (patented mining claims on a volcanic cinders property at Pisgah, California), one is leased with an option to purchase (the Cerbat property in Mohave County, Arizona).

The evaluation and acquisition of precious metals, mining properties and mineral properties is competitive; as there are numerous companies involved in the mining and minerals business. The Company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah Mountain and Cerbat properties.

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

Exploration and mining operations in the United States are subject to statutory and agency requirements which address various issues, including: (i) environmental permitting and ongoing compliance, including plans of operations which are supervised by the Bureau of Land Management (“BLM”), the Environmental Protection Agency (“EPA”) and state and county regulatory authorities and agencies (e.g., state departments of environmental quality) for water and air quality, hazardous waste, etc.; (ii) mine safety and OSHA generally; and (iii) wildlife (Department of Interior for migratory fowl, if attractive standing water is involved in operations). See (b) (11) below. The Company has been added by San Bernardino County as a party to the Approved Mining/ Reclamation Plan and related permits, which have been issued for the Pisgah Property. See Item 2, Description of Properties - Pisgah, California - Pisgah Property Mining Lease.

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

The Company presently has no full-time employees and relies on outside subcontractors, consultants and agents, to perform various administrative, legal and technical functions, as required.

PISGAH, CALIFORNIA PROPERTY

In 1997 we acquired fee title to the Pisgah Property, a “volcanic cinders” property at Pisgah, San Bernardino County, California, for $567,000. The cinders material resulted from a geologically recent volcanic eruption.

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

Twin Mountain is current in payments. Twin Mountain has not yet removed any material from the property and has not indicated when it would do so. Twin Mountain does not have the right to remove or extract any precious metals from the property. It does have the right to remove cinder material, which could contain precious metals (and Twin Mountain would have title to the removed cinder material), but it cannot process the materials for precious metals either on or off site.

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

Pisgah Property – Material Supply Agreements

On January 23, 2012, the Company entered into a mineral lease agreement with a GoodCorp Inc. to purchase material from the Pisgah Property. This mineral lease agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. Sale prices of minerals are set at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date hereof, no material has been sold and no revenue has been received by the Company under this agreement.

On April 9, 2013, the Company entered into a Material Supply Agreement (the “Original MSA”) with Candeo Lava Products, Inc., (“Candeo”), an Alberta, Canada company controlled by a former director of the Company and brother of our then CEO. This Agreement was amended on March 3, 2014 (the “Amended MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase volcanic lava or cinders from Pisgah Property that is not currently stockpiled on the Pisgah Property (the “Material”) at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA (the “Production Payment”). Under the Amended MSA, Candeo has the right to remove an initial amount of up to 1,000,000 tons (the “Initial Amount”) of Material from the Property and additional incremental amounts (the “Additional Amounts”) of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Property. Candeo’s right to remove the Additional Amounts from the Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

Under the Amended MSA, Candeo is required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term (the “Pre-Purchased Payments”), with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf. In the event that Candeo engages the Company to mine and remove any of the Material, Candeo shall pay all of the Company’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Pisgah Property will be subject to all necessary regulatory and other third party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

The term of the Amended MSA has been extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

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

DUNCAN BAIN CONSULTING LTD.

Scale
1.0 km
0
1.0
2.0 km
1.0 km
0.5 miles
0
0.5
1.0 miles

13

Pisgah Project

Topography Map

OWL CANYON - S & S JOINT VENTURE

The Company has abandoned the Owl Canyon – S & S Joint Venture entered into in 1996 with the Schwarz family choosing to use its resources on the Pisgah Project.

CERBAT PROPERTY

On March 12, 1998, we signed a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, and Mohave County, Arizona. The patented claims cover approximately 120 acres. We paid $10,000 as the initial lease payment and are obligated to pay $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000, less payments already made. In the event of production before purchase, we will pay the lessor a production royalty of 5% of the gross returns received from the sale or other disposition of metals produced. Except for limited testing and evaluation work performed in mid- 2002, no work has been performed on this property since 1999. Access is north 15 miles from Kingman, Arizona on Highway 93, east from the historical marker to Mill Ranch, then left three miles to a locked gate.

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

WIKIEUP PROPERTY

During 2012 and 2013, we conducted a comprehensive research and development program to ascertain the potential for any rare earth elements on the Wikieup property with the assistance of an independent geologist working together with students from the University of Nevada Las Vegas’ geology department (UNLV). The study has been completed and the results have been presented to the Company. Based on those results, the Company has decided to abandon any development of the Wikieup Property.

Item 3. Legal Proceedings.

On June 3, 2014, a group of Company shareholders under the direction of Ronald D. Sloan (a former Chief Executive Officer and director of the Company) (collectively the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against the Company, as well as its then current directors (Thompson MacDonald, G. Michael Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo (collectively the “Defendants”). The Plaintiffs are alleging, among other things, that the Defendants caused the Company to enter into a transaction with Candeo involving the Pisgah Property that was not in the best interests of the Company.  However, the transaction with Candeo is in the best interests of the Company (see above in "Note 3 – Related Party - Material Supply Agreement”).

There are many other allegations made by the Plaintiffs, all of which are considered by the Defendants to be frivolous with no basis in fact. In fact, due to the actions of the prior management of the Company, the Company would not have been able to continue operations and would have failed without the intervention of new management, including certain of the Defendants, and without entering into the transaction with Candeo.   Accordingly, no provision has been recorded in the financial statements of the Company for any payment to the Plaintiffs pursuant to the claim or otherwise.  Legal counsel for the Company is Justin Jones, Esq. of Wolf, Rifkin, Shapiro, Schulman, and Rabkin, LLP of Las Vegas, Nevada.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions.  The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our Board of Directors, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Item 4. Mine Safety Disclosures.

The Company does not currently operate any mines related to its claims. As a result, mine safety disclosures are not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Market Information

Our Common Stock trades sporadically on the over-the-counter bulletin board market (OTC: QB) under the symbol CCRE. Our common stock has traded infrequently on the OTC: QB, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Bulletin Board for the calendar years 2012 and 2011. The quotations from the OTC Bulletin Board reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2014		2013
	High	Low	High	Low
1st Quarter	$0.04	$0.02	$0.10	$0.03
2nd Quarter	$0.06	$0.03	$0.10	$0.04
3rd Quarter	$0.06	$0.04	$0.05	$0.04
4th Quarter	$0.06	$0.04	$0.10	$0.03

(b) Holders of Common Stock

As of December 31, 2014, there were approximately 42,027,060 shares outstanding held by approximately 180 shareholders.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

STOCK OPTION PLANS

There are no Stock Options open as of December 31, 2013 and 2014.

WARRANTS

Can-Cal has no warrants outstanding as of the fiscal year ending 2014 and as of the fiscal year 2013, 9,455,810 warrants were outstanding. The difference represents warrants that have expired during the year 2014.

Recent Sales of Unregistered Securities

There were no sales of equity securities by the Company during the fiscal year ended December 31, 2014.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2014.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2014 and 2013 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Cerbat, Arizona property.

At December 31, 2014, we had cash on hand of approximately $585 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property and the Cerbat, Arizona property, if any; (ii) the development of a drill program to potentially prove up any tonnages and precious metals and/or other base metals on the Cerbat, Arizona property, if any; (iii) the continued development a comprehensive research and development program to ascertain the potential for any rare earth elements on the Owl Canyon, California property (subsequently abandoned); (iv) strategic working capital reserve and (v) to finance our operations.

In addition to our historic exploration activities, we are currently under taking alternative revenue producing opportunities at our Pisgah Property. On January 23, 2012, the Company entered into a mineral lease agreement with a GoodCorp Inc. to purchase material from the property. This mineral lease agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. Sale prices of minerals are set at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date hereof, no material has been sold under this agreement and no revenue has been received by the Company.

On April 9, 2013, the Company entered into the Original MSA with Candeo and the Amended MSA on March 3, 2014. Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. Under the Amended MSA, Candeo has the right to remove an Initial Amount of up to 1,000,000 tons of Material from the Pisgah Property and Additional Amounts of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Pisgah Property. Candeo’s right to remove the Additional Amounts from the Pisgah Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Pisgah Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

Under the Amended MSA, Candeo is required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf. In the event that Candeo engages the Company to mine and remove any of the Material, Candeo shall pay all of the Company’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Pisgah Property will be subject to all necessary regulatory and other third party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

The term of the Amended MSA has been extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

Results of Operations for the Years Ended December 31, 2014 and 2013:

	Year Ended
	December 31,		Increase /
	2014	2013	(Decrease)	Percentage
Rental Income	$27,500	$27,500	–	–

Operating expenses:
Exploration costs	10,161	53,754	(43,593)	-81%
General and administrative	129,453	174,028	(44,575)	-26%
Depreciation	370	374	(4)	-1%
Officer salary	120,000	120,000	–	–
Total operating expenses	259,984	348,156	(88,172)	-25%

Net operating loss	(232,484)	(320,656)	88,172	-27%

Other income (expense):
Interest expense	(9,706)	(10,354)	648	-6%
Non-recurring income	19,224	1,260	17,964	1426%
Total other income (expense)	9,518	(9,094)	18,612	205%

Loss before provision for income taxes	(222,966)	(329,750)	106,784	-32%
Provision for income taxes	–	–	–	–
Net loss	$(222,966)	$(329,750)	106,784	-32%

Revenues:

Rental revenue was $27,500 for the years ended December 31, 2014 and 2013. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots.

Exploration Costs:

For the year ended December 31, 2014, exploration costs were $10,161 compared to $53,754 for the year ended December 31, 2013, a decrease of $43,593, or 81%. The decrease in exploration costs is due to decreased exploration activities at our Pisgah and Wikieup locations.

General and Administrative:

General and administrative expenses were $129,453 for the year ended December 31, 2014 compared to $174,028 for the year ended December 31, 2013, a decrease of $44,575 or approximately 26%. This decrease in general and administrative expense was primarily due to our Controller quitting and the closing of our offices in Las Vegas, Nevada.

Officer Salary:

Officer Salaries was $120,000 for the years ended December 31, 2014 and 2013, respectively. The CEO’s compensation is fixed at $10,000 per month. All salaries payable in 2014 and 2013 were accrued, but not paid, and remain an outstanding obligation of the Company as at December 31, 2014.

Net Operating Loss:

Net operating loss for the year ended December 31, 2014 was $222,966 or ($0.01) per share, compared to a net operating loss of $329,750 for the year ended December 31, 2013, or ($0.01) per share, a decrease of $106,748 or 32%. This operating loss decrease is primarily due to decrease in Exploration Costs and General and Administrative expense as explained above.

Other Income:

There was other non-recurring revenue for the year ended December 31, 2014 of $19,224 as compared to $1,260 for the year ended December 31, 2013. The other income in 2014 was due to the write off of accounts payable for stale-dated payables confirmed as no longer owed.

Interest Expense:

Interest expense for the year ended months December 31, 2014 was $9,706 as compared to $10,354 for the year ended December 31, 2013, a decrease of $648 (or 6%). The decrease in interest expense was primarily due to decreased finance costs.

Net Loss:

See the explanation of Net Operating Loss above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2014 compared to December 31, 2013.

	December 31,
	2014	2013
Total Assets	$867	$10,162

Accumulated (Deficit)	$(10,915,507)	$(10,692,541)

Stockholders’ Equity (Deficit)	$(1,162,976)	$(940,010)

Working Capital (Deficit)	$(1,163,258)	$(940,662)

At December 31, 2014, we had total assets of $867, consisting principally of cash. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2014 was $585.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind

Contractual Obligations

We have no contractual obligations as of December 31, 2014.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the year ended December 31, 2014 filed with this Annual Report.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2014.

Limitations on the Effectiveness of Controls

Our management, including our CEO, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO Certification

Appearing immediately following the Signatures section of this report there are Certifications of the CEO. The Company currently has no CFO. The Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended December 31, 2014, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Subsequent of December 31, 2014, all previous officers and directors of the Company resigned.

On August 19, Jonathan Legg and Tim J. Nakaska were elected to the Board of Directors of the Company.

On September 10, 2015, Thompson MacDonald (Chairman of the Board of Directors) and Ronald Schinnour resigned from the Board of Directors to pursue other interests.

On September 10, 2015, Richard Singleton was elected to the Board of Directors, such that the ongoing directors of the Company are Jonathan Legg, Tim J. Nakaska and Richard Singleton. Also, on that date, Jonathan Legg was elected Chairman of the Board, Tim J. Nakaska was elected Chairman of the Audit Committee and Richard Singleton was elected Chairman of the Compensation Committee.

The new Officers and directors of the Company are listed below. Directors are elected to hold offices until the next annual meeting of shareholders or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Position and Tenure

Jonathan Legg	Director and Chairman of the Board.

Tim J. Nakaska	Director and Chairman of the Audit Committee.

Richard R. Singleton	Director and Chairman of the Compensation Committee.

Mr. Jonathan Legg, of Kelowna, British Columbia, was elected as a Director as of August 19, 2015, and as Chairman of the Board of Directors as of September 10, 2015. Mr. Legg is a Senior Advisor to PricewaterhouseCoopers Advisory Services Practice in Canada. He was a Senior Executive for both RBC Bank and Canadian Pacific Railway. He is experienced in strategy, risk management, business model innovation, operating effectiveness, restructuring, and corporate governance.

Mr. Tim J. Nakaska, ICD.D of Calgary, Alberta, was elected as a Director as of August 19, 2015, and as Chairman of the Audit Committee as of September 10, 2015, Mr. Nakaska was a Partner and Senior Vice President of PricewaterhouseCoopers, a major international accounting and consulting firm where he led the firm’s Corporate Advisory and Restructuring practice in Calgary. He is a Chartered Accountant and member of the Institute of Corporate Directors. Mr. Nakaska has extensive experience in providing advice and carrying out formal and informal financial restructuring and sales mandates for corporations, financial institutions, and governments. In addition, he has conducted numerous strategy and risk assessment, business and financial reviews, and due diligence assignments.

Mr. Richard R. Singleton, B.Arch., LEED, ICD.D of Calgary, Alberta was elected as a Director and Chairman of the Compensation Committee on September 10, 2015. Mr. Singleton has a Bachelor of Architecture degree from the University of Manitoba and went on to professional architecture career for 35 years. His work includes leading teams in creating Bankers Hall, the Hyatt Hotel, Trimac Building, Husky Oil Building complex, several Famous Players theatre complexes, the CSIS Headquarters, the Royal Canadian Mounted Police regional offices in Edmonton, Calgary, Toronto, and Halifax. He has been a member of numerous Boards of Directors.

(a) Director Compensation

The Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. Our other director, Mr. G. Michael Hogan, who served as CEO and President during 2014, was entitled to receive compensation for his services as CEO and President in the amount of $120,000 annually. His salaries for 2014 and 2013 were accrued, but not paid.

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

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request sent by email to Sandra Rogoza, Manager – Corporate Affairs (srogoza@cancalresources.com).

Item 11. Executive Compensation.

The following table sets forth summary compensation information for the years ended December 31, 2014, 2013 and 2012 for our chief executive officers and directors.

Summary Compensation Table
				Option	All Other
Name and	Fiscal	Salary	Bonus	Awards	Compensation	Total
Principal Position	Year	($)	($)	($)	($)	($)
G Michael Hogan	2014	$120,000(1)	$-0-	$-0-	$-0-	$120,000
President, CEO, Director	2013	$120,000(1)	$-0-	$-0-	$-0-	$120,000
	2012	$120,000(1)	$-0-	$-0-	$-0-	$120,000

William J. Hogan	2014	$-0-	$-0-	$-0-	$-0-	$-0-
Secretary, Former Chairman	2013	$-0-	$-0-	$-0-	$-0-	$-0-
	2012	$60,000(1)	$-0-	$-0-	$-0-	$ 60,000

Officers as a Group	2014	$120,000	$-0-	$-0-	$-0-	$120,000
	2013	$120,000	$-0-	$-0-	$-0-	$120,000
	2012	$180,000	$-0-	$-0-	$-0-	$180,000

(1) Accrued, but not paid.

Grants of Plan-Based Awards in Fiscal 2014

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2014.

Outstanding Equity Awards at 2014 Fiscal Year-End

There were no unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2014.

Option Exercises for 2014

There were no options issued or exercised by our executive officers during fiscal 2014.

Equity Compensation Plan Information

There are no outstanding Options and Warrants as of the year ended December 31, 2014.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2014 relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following table is based on 42,027,060 shares of common stock outstanding as of December 31, 2014.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2014 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares	Percentage of Outstanding Common Stock Note (2)
Officers and Directors:
G. Michael Hogan CEO, President and Director	2,360,419	5.6%
Thompson MacDonald, Chairman	850,579	2.0%
Ron Schinnour, Director	416,650	1.0%
All Current Directors and Executive as a Group	3,771,088	8.6%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: #802, 228 - 26 Avenue S.W., Calgary, Alberta, Canada T2S 3C6

Item 13. Certain Relationships and Related Transactions, and Director Independence.

On November 30, 2012, the Company sold a promissory note to FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors. The note is unsecured, bears interest at 10% and matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014.

On September 30, 2012, the Company extended 348,320 previously granted and extended common stock warrants issued to the Company’s former CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expired on June 30, 2014.

On September 30, 2012, the Company extended 2,439,920 previously granted and extended common stock warrants issued to the Company’s CEO, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expired on June 30, 2014.

On September 30, 2012, the Company extended a total of 1,301,312 previously granted and extended common stock warrants issued to the one of the Company’s directors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expired on June 30, 2014.

On September 30, 2012, the Company extended a total of 2,287,944 previously granted and extended common stock warrants issued amongst a total of five former investors, with an exercise price of $0.15 for an additional 21 months from their expiration on September 30, 2012. These warrants are fully vested and expired on June 30, 2014.

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

(7) L.L. Bradford & Company, and its affiliated company – Thayer O’Neal, were retained as our auditing firms by the Board of Directors for the fiscal years ended December 31, 2014 and 2015. L.L. Bradford & Company billed us as follows for the years ended December 31, 2014 and 2013, respectively:

	For the Fiscal Years
	Ended December 31,
	2014	2013
Audit Fees(a)	$24,000	$24,000
Audit-Related Fees(b)	–	–
Tax Fees(c)	–	–
All Other Fees(d)	–	–
Total fees paid or accrued to our principal accountants	$24,000	$24,000

(a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
(b)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2014, and 2013, respectively.
(c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2014 and 2013, respectively.
(d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

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

CAN-CAL RESOURCES LTD.

By: /s/ Jonathan Legg

Jonathan Legg, Chairman of the Board of Directors

Date: January 7, 2016

POWER OF ATTORNEY

Each of the undersigned members of the Board of Directors of CAN-CAL RESOURCES LTD., whose signature appears below hereby constitutes and appoints Jonathan Legg, such person’s true and lawful attorney-in-fact and agent with full power of substitution and resubstitution for such person and in such name, place and stead, in any and all capacities, to sign the Form 10-K for the year ended December 31, 2014 (the “Annual Report”) of CAN-CAL RESOURCES LTD. and any or all amendments to such Annual Report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as such person might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

Name	Title	Date

/s/ Tim J. Nakaska	Director and Chairman of the Audit Committee	January 7, 2016
Tim J. Nakaska

/s/ Richard P. Singleton	Director and Chairman of the Compensation Committee	January 7, 2016
Richard P. Singleton

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Can Cal Resources Ltd.

We have audited the accompanying balance sheet of Can Cal Resources Ltd. as of December 31, 2014 and December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Can Cal Resources Ltd as of December 31, 2014 and December 31, 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered net losses from operations and has a net capital deficiency $10,915,506 as of December 31, 2014, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2 The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Thayer O’Neal Company, LLC

Sugar Land, Texas

January 8, 2016

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current assets:
Cash	$585	$1,388
Prepaid expenses	–	8,122
Total current assets	585	9,510
Property and equipment, net of accumulated depreciation of $33,877 and $33,507, respectively (See Note 5)	282	652
Total assets	$867	$10,162

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$56,932	$62,007
Accounts payable, related parties	180,506	180,506
Accrued expenses	7,588	17,603
Accrued expenses, related parties	680,665	541,700
Unearned rental revenues	9,167	9,167
Unearned revenues, related party	115,650	63,460
Notes payable, related parties	113,335	75,729
Total current liabilities	1,163,843	950,172
Total liabilities	1,163,843	950,172
Commitments and contingencies (See Note 8)
Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of December 31, 2014 and 2013, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
(Deficit) accumulated during exploration stage	(10,915,507)	(10,692,541)
Total stockholders' (deficit)	(1,162,976)	(940,010)

Total liabilities and stockholders' (deficit)	$867	$10,162

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31,
	2014	2013
Rental Income	27,500	27,500

Operating expenses:
Exploration costs	10,161	53,754
General and administrative	129,453	174,028
Depreciation	370	374
Officer salary	120,000	120,000
Total operating expenses	259,984	348,156

Net operating loss	(232,484)	(320,656)

Other income (expense):
Interest expense	(9,706)	(10,354)
Non-recurring income	19,224	1,260
Total other income (expense)	9,518	(9,094)

Loss before provision for income taxes	(222,966)	(329,750)
Provision for income taxes	–	–
Net loss	$(222,966)	$(329,750)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	42,027,060

Net loss per share - basic and fully diluted	$(0.01)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(222,966)	$(329,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	370	374
Decrease (increase) in assets:
Prepaid expenses	8,122	27,848
Increase (decrease) in liabilities:
Accounts payable	(5,075)	17,019
Accounts payable, related parties	–	–
Accrued expenses	(10,015)	12,392
Accrued expenses, related parties	138,965	163,843
Unearned revenues	–	–
Unearned revenues, related party	52,190	63,460
Net cash used in operating activities	(38,409)	(44,814)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	37,606	44,886
Net increase in cash	(803)	72
Cash, beginning of period	1,388	1,316
Cash, end of period	$585	$1,388

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF STOCKHOLDERS' DEFICIT

				(Deficit)
				Accumulated
	Common stock		Additional	during	Total
	Number of		Paid-in	Exploration	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, December 31, 2012	42,027,060	$42,027	$9,710,504	(10,362,791)	(610,260)

Net Loss	–	–	–	(329,750)	(329,750)
Balance, December 31, 2013	42,027,060	42,027	9,710,504	(10,692,541)	(940,010)

Net Loss	–	–	–	(222,966)	(222,966)
Balance, December 31, 2014	42,027,060	$42,027	$9,710,504	$(10,915,507)	$(1,162,976)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

Note 1 – Nature of Business and Summary of Significant Accounting Policies

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in two mineral properties in the southwestern United States (California and Arizona, as follows: Cerbat, Arizona; and Pisgah, California). The Company previously had mineral rights in Owl Canyon, California and Wikieup, Arizona, which have now been abandoned.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred net losses of $10,915,507 and used net cash in operations of $7,186,132 for the period from inception (March 22, 1995) through December 31, 2014. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Revenue

All revenue is treated as unearned revenue until such time that the product is shipped.

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2014 and 2013, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company has adopted FASB guidance on stock based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There have been no stock and stock options issued for services and compensation for the years ended December 31, 2014 and 2013.

Modification of Warrants

The Company extended a total of 6,417,496 warrants on September 30, 2012, which were originally granted on June 30, 2009 as part of debt financing arrangements. A modification of the terms or conditions of an equity award is treated as an exchange of the original award for a new award. The incremental (additional) cost is computed as any excess of the fair value of the modified award over the fair value of the original award immediately before modification. As a result, a total of $10,354 has been expensed as finance charges during the year ended December 31, 2013 but none for the year ended December 31, 2014.

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

Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. The Company did not record any write downs during the years ended December 31, 2014 and 2013. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditure incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $222,966 for the year ended December 31, 2014, has used net cash in operating activities of $7,186,132 from inception and had a working capital deficit of $1,163,258 at December 31, 2014. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 3 – Related Party

Material Supply Agreement

On April 9, 2013, the Company entered into a material supply agreement (the “the Original MSA”) with Candeo Lava Products Inc. (“Candeo”), which was amended on March 3, 2014 (the “Amended MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase material (“Material”) from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. Under the Amended MSA, Candeo has the right to remove an Initial Amount of up to 1,000,000 tons of Material from the Pisgah Property and Additional Amounts of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Pisgah Property. Candeo’s right to remove the Additional Amounts from the Pisgah Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Pisgah Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA

Under the Amended MSA, Candeo is required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf. In the event that Candeo engages the Company to mine and remove any of the Material, Candeo shall pay all of the Company’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Pisgah Property will be subject to all necessary regulatory and other third party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

The term of the Amended MSA has been extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

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

We owed accrued salaries to our CEO of $600,000 and $480,000 at December 31, 2014 and 2013, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, FutureWorth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2014 the Company owed FutureWorth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

Share Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of March 31, 2015.

Note 4 – Prepaid Expenses

Prepaid expenses consisted of the following as of December 31, 2014 and December 31, 2013, respectively:

	December 31,	December 31,
	2014	2013
Annual Bureau of Land Management fees	$–	$6,147
Rental fees	–	1,975
	$–	$8,122

All Prepaid Expenses have been expensed in 2011.

Note 5 – Property and Equipment

Property and Equipment consists of the following:

	December 31,	December 31,
	2014	2013
Machinery and equipment	$1,000	$1,000
Transportation equipment	31,787	31,787
Furniture and fixtures	1,372	1,372
	34,159	33,554
Less accumulated depreciation	(33,877)	(33,507)
	$282	$652

Depreciation expense totaled $370 and $374 for the years ended December 31, 2014 and 2013, respectively.

Note 6 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of December 31, 2014 and 2013, respectively:

	December 31	December 31
	2014	2013
Note payable to the CEO, unsecured, bearing interest at 10%, and due on demand.	$108,335	$70,729

Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014.	5,000	5,000

Total notes payable, related parties	$113,335	$75,729

The following presents components of interest expense by instrument type for the years ended December 31, 2014 and 2013, respectively:

	December 31,	December 31,
	2014	2013
Interest on notes payable, related parties	$9,370	$5,893
Accounts payable related vendor finance charges	336	4,013
Finance Costs (Equity based)	0	448
	$9,706	$10,354

Note 7 – Unearned Rental Revenues

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2014 and 2013, we had unearned revenue from this agreement totaling $9,167 and $9,167, respectively.

Note 8 – Commitments and Contingencies

A) Mining claims

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

B) Mining reclamation costs

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

C) Litigation

On June 3, 2014, a group of Company shareholders under the direction of Ronald D. Sloan (a former Chief Executive Officer and director of the Company) (collectively the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against the Company, as well as its then current directors (Thompson MacDonald, G. Michael Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo (collectively the “Defendants”). The Plaintiffs are alleging, among other things, that the Defendants caused the Company to enter into a transaction with Candeo involving the Pisgah Property that was not in the best interests of the Company.  However, the transaction with Candeo is in the best interests of the Company (see above in "Note 3 – Related Party - Material Supply Agreement”).

There are many other allegations made by the Plaintiffs, all of which are considered by the Defendants to be frivolous with no basis in fact. In fact, due to the actions of the prior management of the Company, the Company would not have been able to continue operations and would have failed without the intervention of new management, including certain of the Defendants, and without entering into the transaction with Candeo. Accordingly, no provision has been recorded in the financial statements of the Company for any payment to the Plaintiffs pursuant to the claim or otherwise. Legal counsel for the Company is Justin Jones, Esq. of Wolf, Rifkin, Shapiro, Schulman, and Rabkin, LLP of Las Vegas, Nevada.

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations.  However, in the opinion of our Board of Directors, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

Note 9 – Changes in Securities

No shares of common stock were issued by the Company during 2014 or 2013.

Note 10 – Options

Option Plan

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. There were no options issued during the years ended December 31, 2014.

Note 11 – Warrants

Warrants Expired

In years previous to 2013, warrants were granted which have subsequently expired.

The following is a summary of the common stock warrant activity as of December 31, 2014 and December 31, 2013:

Weighted
	Warrants	Average
	Outstanding	Exercise Price
Balance, January 1, 2013	15,280,394	$0.11
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(5,824,584)	(0.08)
Balance, December 31, 2013	9,455,810	0.11
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(9,455,810)	(0.11)
Balance, December 31, 2014	–	$–

Note 12 – Income Taxes

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2014, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $8,960,118 and $8,728,644 of federal net operating losses at December 31, 2014 and 2013, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,	December 31,
	2014	2013
Deferred tax asset:
Net operating loss carry forwards	$3,286,499	$3,055,025
Total deferred tax assets:	3,286,499	3,055,025
Less: Valuation allowance	(3,286,499)	(3,055,025)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2014 and 2013.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

Note 13 – Subsequent Events

a) Resignations

Subsequent of December 31, 2014, all previous officers and directors of the Company resigned.

On August 19, G. Michael Hogan resigned as an officer and director of the Company.

On September 10, 2015, Thompson MacDonald (Chairman of the Board of Directors) and Ronald Schinnour resigned from the Board of Directors to pursue other interests.

b) New Appointments

The new Officers and directors of the Company are listed below. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Position and Tenure

Jonathan Legg	Director and Chairman of the Board.

Tim J. Nakaska	Director and Chairman of the Audit Committee.

Richard R. Singleton	Director and Chairman of the Compensation Committee.

Mr. Jonathan Legg, of Kelowna, British Columbia, was elected as a Director as of August 19, 2015, and as Chairman of the Board of Directors as of September 10, 2015. Mr. Legg is a Senior Advisor to PricewaterhouseCoopers Advisory Services Practice in Canada. He was a Senior Executive for both RBC Bank and Canadian Pacific Railway. He is experienced in strategy, risk management, business model innovation, operating effectiveness, restructuring, and corporate governance.

Mr. Tim J. Nakaska, ICD.D of Calgary, Alberta, was elected as a Director as of August 19, 2015, and as Chairman of the Audit Committee as of September 10, 2015, Mr. Nakaska was a Partner and Senior Vice President of PricewaterhouseCoopers, a major international accounting and consulting firm where he led the firm’s Corporate Advisory and Restructuring practice in Calgary. He is a Chartered Accountant and member of the Institute of Corporate Directors. Mr. Nakaska has extensive experience in providing advice and carrying out formal and informal financial restructuring and sales mandates for corporations, financial institutions, and governments. In addition, he has conducted numerous strategy and risk assessment, business and financial reviews, and due diligence assignments.

Mr. Richard R. Singleton, B.Arch., LEED, ICD.D of Calgary, Alberta was elected as a Director and Chairman of the Compensation Committee on September 10, 2015. Mr. Singleton has a Bachelor of Architecture degree from the University of Manitoba and went on to professional architecture career for 35 years. His work includes leading teams in creating Bankers Hall, the Hyatt Hotel, Trimac Building, Husky Oil Building complex, several Famous Players theatre complexes, the CSIS Headquarters, the Royal Canadian Mounted Police regional offices in Edmonton, Calgary, Toronto, and Halifax. He has been a member of numerous Boards of Directors.

c) Debt Settlements

1) Upon the resignation of G. Michael Hogan as an officer and director of the Company on August 19, 2015, all accrued and unpaid salaries to that date of $676,333 ($600,000 as at December 31, 2014) were settled in exchange for 600,000 common shares (worth approximately $18,000 based on August 19, 2015 share prices). This transaction has been recorded during the quarter ended September 30,2015.

2) Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his FutureWorth Capital Corp. consulting agreement terminated as of December 31, 2012. On August 19, 2015, FutureWorth Capital Corp. settled all accrued and unpaid compensation of $180,000 to that date ($180,000 as at December 31,2015) for 240,000 common shares (worth approximately $7,200 based on August 19, 2015 share prices). This transaction has been recorded during the quarter ended September 30, 2015.

