Form 10-Q
period 2015-03-31
CAN CAL RESOURCES LTD
filed 2016-01-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

(403) 561-9490

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

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (Unaudited)

	March 31,	December 31,
	2015	2014
ASSETS
Current assets:
Cash	$5,558	$585
Other current assets	–	–
Total current assets	5,558	585

Property and equipment, net of accumulated depreciation of $33,907 and $33,877, respectively	252	282

Total assets	$5,810	$867

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$59,096	$56,932
Accounts payable, related parties	180,506	180,506
Accrued expenses	7,588	7,588
Accrued expenses, related parties	713,819	680,663
Unearned rental revenues	2,292	9,167
Unearned revenues, related party	118,427	115,650
Notes payable, related parties, net of $82 and $448 of unamortized common stock warrants at March 31, 2015 and December 31, 2014, respectively	120,562	113,334
Total current liabilities	1,202,290	1,163,842

Total liabilities	1,202,290	1,163,842

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
Accumulated (deficit) during exploration stage	(10,949,011)	(10,915,506)
Total stockholders' (deficit)	(1,196,480)	(1,162,975)

Total liabilities and stockholders' (deficit)	$5,810	$867

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
Rental revenue	6,875	6,875
Operating expenses:
Exploration costs	$1,288	$3,568
General and administrative	5,907	35,778
Depreciation	30	94
Officer salary	30,000	30,000
Total operating expenses	37,225	69,440

Net operating loss	(30,350)	(62,565)

Other income (expense):
Interest expense	(3,154)	(1,985)

Total other income (expense)	(3,154)	(1,985)

Loss before provision for income taxes	(33,504)	(64,550)
Provision for income taxes	–	–
Net loss	$(33,504)	$(64,550)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	42,027,060

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,504)	$(64,550)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30	94
Decrease (increase) in assets:
Other current assets	–	4,295
Increase (decrease) in liabilities:
Accounts payable	2,164	1,182
Accrued expenses	–	5,117
Accrued expenses, related parties	33,155	32,400
Unearned rental revenues	(6,875)	20,625
Unearned revenues, related party	2,777	3,480
Net cash (used in) provided by operating activities	(2,254)	2,643

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	7,227	8,624
Net cash provided by financing activities	7,227	8,624

Net increase in cash	4,973	11,267
Cash, beginning of period	585	1,388
Cash, end of period	$5,558	$12,655

Supplemental disclosures:
Interest paid	$3,154	$1,874
Income taxes paid	$–	$–

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and regulation S-X as promulgated by the Securities and Exchange Commissions (“SEC”). Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-K for the year ended December 31, 2014 of Can-Cal Resources Ltd. (“Can-Cal” or the “Company”).

The interim financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources Ltd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Nature of Business

Can-Cal Resources, Ltd. Is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in two mineral properties in the southwestern United States – one being the Cerbat, Arizona property and the other the Pisgah, California property. The Company has abandoned the Owl Canyon – S & S Joint Venture entered into in 1996 with the Schwarz family choosing to use its resources on the Pisgah property (“Pisgah”). It has also abandoned the Wikieup, Arizona, project due to lack of funding.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $33,504 for the three months ended March 31, 2015. Also, the Company’s current liabilities exceed its current assets by $1,196,732 as of March 31, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Related Party Transactions

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

All revenue is treated unearned until such time as the product is shipped.

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

The Company owed accrued salaries to our CEO of $630,000 and $600,000 at March 31, 2015 and December 31, 2014, respectively.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, Futureworth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of March 31, 2015, we owe Futureworth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012.

Share Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of March 31, 2015.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 4 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of March 31, 2015 and December 31, 2014, respectively:

	March 31,	December 31,
	2015	2014
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$110,562	$103,334

Promissory note payable originated on November 30, 2012 with Futureworth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	10,000	10,000

Total notes payable, related parties	120,562	113,334

Less: current portion	120,562	113,334

Notes payable, related parties, less current portion	$–	$–

Accrued interest on Notes Payable to Related Parties is $19,494 and $16,340 for the periods ending March 31, 2015 and December 31, 2014, respectively.

Note 5 – Changes in Securities

There have been no changes in securities since August of 2012.

Note 6 – Options

The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. During the three months ended March 31, 2015 and during the year ended December 31, 2014, no Options were issued, exercised or cancelled.

Note 7 – Warrants

All Warrants previously granted and extended have expired, thus there are no outstanding Warrants as of March 31, 2015 and December 31, 2014.

Note 8 – Commitments

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

Note 9 – Subsequent Events

The Company has evaluated subsequent events from March 31, 2015 through the date whereupon the financial statements were issued.

a) Resignations

Subsequent of December 31, 2014, all previous officers and directors of the Company resigned.

On August 19, 2015 G. Michael Hogan resigned as an officer and director of the Company.

On September 10, 2015, Thompson MacDonald (Chairman of the Board of Directors) and Ronald Schinnour resigned from the Board of Directors to pursue other interests.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

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

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Property.

At March 31, 2015, we had cash on hand of $5,558 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used officer loan proceeds and advance payments received on material sales to a related party realized during the first three months of 2015 to finance our operations.

In addition to our historic exploration activities, we are currently undertaking alternative revenue producing opportunities at our Pisgah Property. On January 23, 2012, the Company entered into a mineral lease agreement with a GoodCorp Inc. to purchase material from the property. This mineral lease agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. Sale prices of minerals are set at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date hereof, no material has been sold under this agreement and no revenue has been received by the Company.

On April 9, 2013, the Company entered into the Original MSA with Candeo, which was amended on March 3, 2014 by the Amended MSA. Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. Under the Amended MSA, Candeo has the right to remove an Initial Amount of up to 1,000,000 tons of Material from the Pisgah Property and Additional Amounts of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Pisgah Property. Candeo’s right to remove the Additional Amounts from the Pisgah Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Pisgah Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

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

The term of the Amended MSA has been extended from an initial term of ten (10) years to twenty (20) years and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

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

Results of Operations for the Three Months Ended March 31, 2015 and 2014:

	Three Months Ended
	March 31,
	2015	2014	Increase / (Decrease)
	Amount	Amount	$	$
Rental revenue	6,875	6,875	–	–
Expenses:
Exploration costs	$1,288	$3,568	(2,280)	(64%	)
General and Administrative	5,907	35,778	(29,871)	(83%	)
Depreciation	30	94	(64)	–
Officer salary	30,000	30,000	–	–
Total operating expenses	37,225	69,440	(32,215)	(46%	)

Loss from operations	(30,350)	(62,565)	(32,215)	(51%	)

Other income (expense):
Interest expense	(3,154)	(1,985)	1,169	59%

Total other income (expense)	(3,154)	(1,985)	1,169	59%

Net loss	$(33,504)	$(64,550)	(31,046)	(48%	)

Exploration costs

Exploration costs for the three months ended March 31, 2015 decreased by $2,280 (or 64%). The decrease is due primarily due to no geological activity and the decrease in BLM claim fees during the first quarter of 2015.

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

General and administrative expenses

General and administrative expenses for the three months ended March 31, 2015 decreased by $29,871 (or 83%). The decrease is principally due to reduction in administrative salaries with the Controller leaving and the closing of the Las Vegas, Nevada office

Officer salary

Officer salary for the three months ended March 31, 2015 and 2014 was $30,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at March 31, 2015 and December 31, 2014:

	March 31,	December 31,	Increase / (Decrease)
	2015	2014	$	%
Current Assets	$5,558	$585	4,973	850%

Current Liabilities	$1,202,290	$1,163,842	38,448	3%

Working Capital (deficit)	$(1,196,732)	$(1,163,257)	33,475	3%

Internal and External Sources of Liquidity

During the three months ended March 31, 2015, our operating activities used cash of $2,253 while our financing activities provided cash of $7,227. The cash used by operating activities during the three months ended March 31, 2015 was principally the payment of regulatory compliance fees of $2,777 and rental expense on the Cerbat Property of $1,500.

Financing Activities. During the three months ended March 31, 2015, we raised $7,227 received from loan advances from our CEO, Mr. Michael Hogan. These proceeds have been used to maintain operations and comply with our reporting requirements.

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

Satisfaction of our cash obligations for the next twelve months

As of March 31, 2015, our cash balance was $5,558. Our plan for satisfying our cash requirements for the next nine months of 2015 is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. We anticipate our current cash reserves and rental income will be sufficient to support operations through December 31, 2015. We are striving to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions in accordance with the required "disclosure controls and procedures" as defined in Rule 13a-15(e). The Company’s disclosure and control procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer of the Company concluded that the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

At the end of the period covered by this Quarterly Report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on the foregoing, management concluded that the Company’s disclosure controls and procedures must be reevaluated to ensure that the information required to be disclosed in the Company’s Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the three month period ended March 31, 2015.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended March 31, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Amended Material Supply Agreement, Candeo Lava Products, Inc. – January 25, 2014		10-Q	March 31, 2015	10.1	November 4, 2015
31.1	Certification of Jonathan Legg pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Jonathan Legg pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jonathan Legg pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

Date: January 7, 2016	By:	/s/ Jonathan Legg
Jonathan Legg, Board Chairman (On behalf of the Registrant and as Principal Financial Officer)

