Form 10-Q
period 2015-06-30
CAN CAL RESOURCES LTD
filed 2016-01-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

BALANCE SHEETS (Unaudited)

	June 30,	December 31,
	2015	2014
Current assets:
Cash	$15,831	$585
Other current assets – Prepaid Expenses	1,290	–
Total current assets	17,121	585

Property and equipment, net of accumulated depreciation of $33,937 and $33,877, respectively	222	282

Total assets	$17,343	$867

LIABILITIES AND STOCKHOLDERS' (DEFICIT)
Current liabilities:
Accounts payable	$77,111	$56,933
Accounts payable, related parties	180,506	180,506
Accrued expenses	6,073	7,588
Accrued expenses, related parties	746,836	680,664
Unearned rental revenues	22,917	9,167
Unearned revenues, related party	137,463	115,650
Notes payable, related parties	116,779	113,334
Total current liabilities	1,287,685	1,163,842

Total liabilities	1,287,685	1,163,842

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized,
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,027,060 and 42,027,060 shares issued and outstanding as of June 30, 2015 and December 31, 2014, respectively	42,027	42,027
Additional paid-in capital	9,710,504	9,710,504
Accumulated (deficit) during exploration stage	(11,022,873)	(10,915,506)
Total stockholders' (deficit)	(1,270,342)	(1,162,975)

Total liabilities and stockholders' (deficit)	$17,343	$867

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
Rental revenue	$13,750	$13,750
Operating expenses:
Exploration costs	$2,168	$7,137
General and administrative	52,718	78,996
Depreciation	60	187
Officer salary	60,000	60,000
Total operating expenses	114,946	146,320

Net operating loss	(101,196)	(132,570)

Other income (expense):
Interest expense	(6,171)	(4,456)
Total other income (expense)	(6,171)	(4,456)

Loss before provision for income taxes	(107,367)	(137,026)
Provision for income taxes	–	–
Net loss	$(107,367)	$(137,026)

Weighted average number of common shares outstanding - basic and fully diluted	42,027,060	42,027,060

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying unaudited notes to financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(107,367)	$(137,026)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	60	187
Decrease (increase) in assets:
Other current assets	(1,290)	4,382
Increase (decrease) in liabilities:
Accounts payable	19,638	4,049
Accrued expenses	(1,515)	13,369
Accrued expenses, related parties	66,712	62,625
Unearned rental revenues	13,750	13,750
Unearned revenues, related party	21,813	26,370
Net cash provided by (used in) operating activities	11,801	(12,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	3,445	11,488
Net cash provided by financing activities	3,445	11,488

Net increase (decrease) in cash	15,246	(806)
Cash, beginning of period	585	1,388
Cash, end of period	$15,831	$582

Supplemental disclosures:
Interest paid	$6,171	$282
Income taxes paid	$–	$–

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

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $107,367 for the six months ended June 30, 2015. Also, the Company’s current liabilities exceed its current assets by $1,270,342 as of June 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(An Exploration Stage Company)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(UNAUDITED)

Note 3 – Related Party Transactions

Material Supply Agreement

On March 3, 2014, Can-Cal Resources entered into an amended Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada Company controlled by a former Director and the brother of the Company’s current CEO. This amended MSA supersedes the original MSA entered into on April 9, 2013. The amended agreement entitles Candeo the exclusive right to purchase and remove the initial amount of 1,000,000 tons of volcanic lava and cinders (“Material”) from Can-Cal’s Pisgah Mine Project, and additional incremental amounts of 1,000,000 tons each of Material from the property during the agreement’s initial term of twenty (20) years. (The original agreement called for 1,000,000 tons during the initial term.) Provided Candeo has removed the initial amount of Material during the primary term, Candeo is entitled the exclusive right to remove additional incremental amounts of 1,000,000 tons each, and so on, such that it shall have the continuing right to remove further additional amounts as long as it removes its then current additional amount of Material from the property. Candeo shall have the option to extend the term of the amended agreement for up to an additional thirty (30) years provided it is not in default under any of the provisions of the Agreement.

The price that Candeo shall pay to Can-Cal per ton of material removed by Candeo shall be the greater of Fifteen Dollars ($15.00 USD) per ton and the Net Sales Margins per ton realized by Candeo as follows:

•	During the first year of mining, 35% of the Net Sales Margins;
•	50% of the Net Sales Margins thereafter.

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

On various dates from May 10, 2013 to December 31, 2013 and for the six months ended June 30, 2015, the Company received total proceeds of $133,081 from the prepaid sale of 7,950 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

We owed accrued salaries to our CEO of $660,000 and $600,000 at June 30, 2015 and December 31, 2014, respectively.

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

Share Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of June 30, 2015.

Note 4 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of June 30, 2014 and December 31, 2014, respectively:

	June 30,	December 31,
	2015	2014
Notes payable to the CEO, unsecured, bearing interest at 10%, due on demand.	$106,779	$103,334

Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expire on November 29, 2014.	10,000	10,000

Total notes payable, related parties	116,779	113,334

Less: current portion	116,779	113,334

Notes payable, related parties, less current portion	$–	$–

Accrued interest on Notes Payable to Related Parties is $22,511 and $16,340 for the periods ending June 30, 2015 and December 31, 2014, respectively.

Note 5 – Changes in Securities

There have been no changes in securities since August of 2012.

Note 6 – Options

The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. During the six months ended June 30, 2015 and during the year ended December 31, 2014, no Options were issued, exercised or cancelled.

Note 7 – Warrants

All Warrants previously granted and extended have expired, thus there are no outstanding Warrants as of June 30, 2015 and December 31, 2014.

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

Management Changes

Subsequent of December 31, 2014, all previous officers and directors of the Company have resigned. G. Michael Hogan, President, CEO and a Director, resigned on August 19, 2015, to pursue other interests. On September 10, 2015, Dr. Thompson MacDonald and Mr. Ronald Schinnour resigned as Directors to pursue other interest.

The new Officers and directors of the Company are listed below. Directors are elected to hold offices until the next annual meeting of shareholders and until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Position and Tenure
Jonathan Legg	Director and Chairman of the Board.

Tim Nakaska	Director and Chairman of the Audit Committee.

Richard R. Singleton	Director and Chairman of the Compensation Committee.

Mr. Jonathan Legg, ICD.D of Kelowna, British Columbia, was elected as a Director as of August 19, 2015, and as Chairman of the Board of Directors as of September 10, 2015. Mr. Legg is a Senior Advisor to PricewaterhouseCoopers Advisory Services Practice in Canada. He was a Senior Executive for both RBC Bank and Canadian Pacific Railway. He is experienced in strategy, risk management, business model innovation, operating effectiveness, restructuring, and corporate governance.

Mr. Tim Nakaska, ICD.D of Calgary, Alberta, was elected as a Director as of August 19, 2015, and as Chairman of the Audit Committee as of September 10, 2015, Mr. Nakaska was a Partner and Senior Vice President of PricewaterhouseCoopers, a major international accounting and consulting firm where he led the firm’s Corporate Advisory and Restructuring practice in Calgary. He is a Chartered Accountant and member of the Institute of Corporate Directors. Mr. Nakaska has extensive experience in providing advice and carrying out formal and informal financial restructuring and sales mandates for corporations, financial institutions, and governments. In addition, he has conducted numerous strategy and risk assessment, business and financial reviews, and due diligence assignments.

Mr. Richard R. Singleton, B.Arch., LEED, LCD.D of Calgary, Alberta was elected as a Director and Chairman of the Compensation Committee on September 10, 2015. Mr. Singleton has a Bachelor of Architecture degree from the University of Manitoba and went on to professional architecture career for 35 years. His work includes leading teams in creating Bankers Hall, the Hyatt Hotel, Trimac Building, Husky Oil Building complex, several Famous Players theatre complexes, the CSIS Headquarters, the RCMP regional offices in Edmonton, Calgary, Toronto, and Halifax. He has been a member of numerous Boards of Directors.

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

At June 30, 2015, we had cash on hand of $15,831 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

On March 3, 2014, Can-Cal Resources entered into an amended Material Supply Agreement (“MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada Company controlled by a former Director and the brother of the Company’s current CEO. This amended MSA supersedes the original MSA entered into on April 9, 2013. The amended agreement entitles Candeo the exclusive right to purchase and remove the initial amount of 1,000,000 tons of volcanic lava and cinders (“Material”) from Can-Cal’s Pisgah Mine Project, and additional incremental amounts of 1,000,000 tons each of Material from the property during the agreement’s initial term of twenty (20) years. (The original agreement called for 1,000,000 tons during the initial term.) Provided Candeo has removed the initial amount of Material during the primary term, Candeo is entitled the exclusive right to remove additional incremental amounts of 1,000,000 tons each, and so on, such that it shall have the continuing right to remove further additional amounts as long as it removes its then current additional amount of Material from the property. Candeo shall have the option to extend the term of the amended agreement for up to an additional thirty (30) years provided it is not in default under any of the provisions of the Agreement.

The price that Candeo shall pay to Can-Cal per ton of material removed by Candeo shall be the greater of Fifteen Dollars ($15.00 USD) per ton and the Net Sales Margins per ton realized by Candeo as follows:

•	During the first year of mining, 35% of the Net Sales Margins;
•	50% of the Net Sales Margins thereafter.

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

On various dates from May 10, 2013 to June 30, 2015, the Company received total proceeds of $133,081 from the prepaid sale of 8,872 tons of minerals at a price of $15 per ton. The materials have not been shipped as of the date of this filing.

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

Results of Operations for the Six Months Ended June 30, 2015 and 2014:

	Six Months Ended
	June 30,
	2015	2014	Increase / (Decrease)
	Amount	Amount	$	%
Rental revenue	13,750	13,750	–	–
Expenses:
Exploration costs	$2,168	$7,137	(4,969)	(70%	)
General & administrative	52,718	78,996	(26,278)	(33%	)
Depreciation	60	187	(127)	–
Officer salary	60,000	60,000	–	–
Total operating expenses	114,946	146,320	(31,374)	(21%	)

Loss from operations	(101,196)	(132,570)	(31,374)	(24%	)

Other income (expense):
Interest expense	(6,171)	(4,456)	1,715	38%

Total other income (expense)	(6,171)	(4,456)	1,715	38%

Net loss	$(107,367)	$(137,026)	(29,659)	(22%	)

Exploration costs

Exploration costs for the six months ended June 30, 2015 decreased by $4,969 (or 70%). The decrease is due primarily due to no geological activity and the decrease in BLM claim fees during the second quarter of 2015.

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

General and administrative expenses

General and administrative expenses for the six months ended June 30, 2015 decreased by $26,278 (or 33%). The decrease is principally due to reduction in administrative salaries with the Controller leaving and the closing of the Las Vegas, Nevada office.

Officer salary

Officer salary for the six months ended June 30, 2015 and 2014 was $60,000 in accordance with the annual compensation of $120,000 to our Chief Executive Officer. No bonuses or stock awards were granted, and all compensation was accrued. No payments have been made in either cash or shares of the Company’s stock in either period.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at June 30, 2015 and December 31, 2014:

	June 30,	December 31,	Increase / (Decrease)
	2015	2014	$	%
Current Assets	$17,121	$585	16,536	2827%

Current Liabilities	$1,287,685	$1,163,842	123,843	11%

Working Capital (deficit)	$(1,270,564)	$(1,163,257)	107,307	9%

Internal and External Sources of Liquidity

During the six months ended June 30, 2015, our operating activities generated cash of $11,801 while our financing activities provided cash of $3,445. The cash generated by operating activities was primary from accrued expenses and unearned revenue from related parties, principally G. Michael Hogan and Candeo.

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

Satisfaction of our cash obligations for the next twelve months

As of June 30, 2015, our cash balance was $15,831. Our plan for satisfying our cash requirements for the next six months of 2015 is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. We anticipate our current cash reserves and rental income will be sufficient to support operations through December 31, 2015. We are striving to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the six month period ended June 30, 2015.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the six month period ended June 30, 2015.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine safety disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
10.1	Amended Material Supply Agreement, Candeo Lava Products, Inc. – January 25, 2014		10-Q	June 30, 2015	10.1	September 30, 2015
31.1	Certification of Jonathan Legg pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Jonathan Legg pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Jonathan Legg pursuant to Section 906 of the Sarbanes-Oxley Act	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema Document	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	X

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.
(Registrant)

Date: January 7, 2016	By:	/s/ Jonathan Legg
Jonathan Legg, Board Chairman (On behalf of the Registrant and as Principal Financial Officer)

