Form 10-Q
period 2015-09-30
CAN CAL RESOURCES LTD
filed 2016-01-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	88-0336988
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

#802, 228 – 26 Ave. S.W.
Calgary, Alberta, Canada T2S 3C6

(Address of principal executive offices)

(403) 561 9490

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

CAN-CAL RESOURCES LTD.

FORM 10-Q

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS (Unaudited)

	September 30,	December 31,
	2015	2014
ASSETS

Current assets:
Cash	$3,072	$585
Other current assets	1,290	–
Total current assets	4,362	585

Property and equipment, net of accumulated depreciation of $33,967 and $33,507, respectively	191	282

Total assets	$4,553	$867

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$39,539	$56,933
Accounts payable, related parties	506	180,506
Accrued expenses	–	7,588
Accrued expenses, related parties	90,268	680,664
Unearned rental revenues	16,042	9,167
Unearned revenues, related party	198,653	115,650
Notes payable, related parties	118,694	113,334
Total current liabilities	463,702	1,163,842

Total liabilities	463,702	1,163,842

Commitments and contingencies (See Note 8)

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized, 42,867,060 and 42,027,060 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	42,867	42,027
Additional paid-in capital	10,565,997	9,710,504
Accumulated (deficit)	(11,068,013)	(10,915,506)
Total stockholders' (deficit)	(459,149)	(1,162,975)

Total liabilities and stockholders' (deficit)	$4,553	$867

See accompanying notes to unaudited financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
Rental revenue	$26,225	$20,625
Operating expenses:
Exploration costs	$7,274	$10,774
General and administrative	84,934	96,137
Depreciation	91	281
Officer salary	76,333	90,000
Total operating expenses	168,632	197,192

Net operating loss	(142,407)	(176,567)

Other income (expense):
Interest expense	(10,100)	(6,938)

Total other income (expense)	(10,100)	(6,938)

Profit (Loss) before provision for income taxes	(152,507)	(183,505)
Provision for income taxes	–	–
Net Profit (Loss)	$(152,507)	$(183,505)

Weighted average number of common shares outstanding - basic and fully diluted	42,867,060	42,027,060

Net (loss) per share - basic and fully diluted	$(0.00)	$(0.00)

See accompanying notes to unaudited financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net profit (loss)	$(152,507)	$(183,505)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	281
Decrease (increase) in assets:
Other current assets	(1,290)	8,122
Increase (decrease) in liabilities:
Accounts payable	(17,394)	4,047
Accounts payable, related parties	–	–
Accrued expenses	(7,588)	3,973
Accrued expenses, related parties	85,937	106,197
Unearned rental revenues	6,875	6,875
Unearned revenues, related party	83,003	26,370
Net cash used in operating activities	(2,873)	(27,640)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	5,360	27,187
Net cash provided by financing activities	5,360	27,187

Net increase (decrease) in cash	2,487	(453)
Cash, beginning of period	585	1,388
Cash, end of period	$3,072	$935

Supplemental disclosures:
Interest paid	$–	$–
Income taxes paid	$–	$–

SIGNIFICANT NON-CASH FINANCING ACTIVITIES
Accounts payable	$(180,000)	$–
Reduction of notes payable to related party	$(676,333)	$–
Stock issuance in relationship forgiveness of debt	$856,333	$–

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

The interim financial statements present the balance sheets, statements of operations and cash flows of Can-Cal Resources ALtd. The financial statements have been prepared in accordance with accounting principles generally accepted in the United States.

The interim financial information is unaudited. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2015 and the results of operations and cash flows presented herein have been included in the financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Nature of Business

Can-Cal Resources, Ltd. is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in two mineral properties in the southwestern United States – one being the Cerbat, Arizona property and the other the Pisgah, California property. The Company has abandoned the Owl Canyon – S & S Joint Venture entered into in 1996 with the Schwarz family choosing to use its resources on the Pisgah property (the “Pisgah Property”). It has also abandoned the Wikieup, Arizona, project due to lack of funding.

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

Note 2 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company incurred a net loss of $152,507 for the nine months ended September 30, 2015. Also, the Company’s current liabilities exceed its current assets by $459,340 as of September 30, 2015. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Compensation

On July 1, 2010, the Company entered into a twelve month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. The Company has accrued salaries of $676,333 and $600,000 at September 30, 2015 and December 31, 2014, respectively.

On August 19, 2015, G. Michael Hogan resigned as an officer and director of the Company and settled all accrued and unpaid salaries in exchange for 600,000 common shares (worth approximately $18,000 at current share price $0.03). This transaction has been recorded during this quarter.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, FutureWorth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. As of September 30, 2015, the Company owes FutureWorth Capital Corp. $180,000, as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his consulting agreement terminated as of December 31, 2012. On August 19, 2015, FutureWorth Capital Corp. settled all accrued and unpaid compensation for 240,000 common shares (worth approximately $7,200 at current share price $0.03). This transaction has been recorded during this quarter.

On August 19, Jonathan Legg and Tim J. Nakaska were elected to the Board of Directors of the Company. On September 10, 2015, Thompson MacDonald (Chairman of the Board of Directors) and Ronald Schinnour resigned from the Board of Directors to pursue other interests and were each awarded a grant of 250,000 common shares of the Corporation as recognition for their past services to the Company. These transactions (worth approximately $15,000 at current share price $0.03) have not been recorded during this quarter and will be recorded in the 4th quarter.

On September 10, 2015, Richard Singleton was elected to the Board of Directors, such that the ongoing directors of the Company are Jonathan Legg, Tim J. Nakaska and Richard Singleton. On that date, Jonathan Legg was elected Chairman of the Board, Tim J. Nakaska was elected Chairman of the Audit Committee and Richard Singleton was elected Chairman of the Compensation Committee.

On September 10, 2015, the Board of Directors approved the following compensation to be paid/issued to each of Jonathan Legg, Tim J. Nakaska and Richard Singleton in their capacities as directors of the Company: a grant of 250,000 common shares, a grant of 2,500 deferred share units per month of service as a director; and a grant of 100,000 options that vest immediately and are exercisable at a price of $0.10 per share for a term of five years. These transactions (worth approximately $22,500 at current share price $0.03) have not been recorded during this quarter and will be recorded in the 4th quarter.

Note 4 – Other Current Assets

Other current assets are prepaid expenses. As of September 30, 2015, the Company had prepaid property taxes of $1,290.

Note 5 – Notes Payable, Related Parties

Notes payable, related parties consisted of the following as of September 30, 2015 and December 31, 2014, respectively:

	September 30,	December 31,
	2015	2014
Notes payable to the G. Michael Hogan, unsecured, bearing interest at 10%, due on demand.	$108,694	$103,334

Promissory note payable with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, due on demand.	$10,000	$10,000

Total notes payable, related parties	$118,694	$113,334

Less: current portion	$118,694	$113,334

Notes payable, related parties, less current portion	$–	$–

Accrued interest on Notes Payable to Related Parties is $10,100 and $6,939 for the periods ending September 30, 2015 and December 31, 2014, respectively.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

(UNAUDITED)

Note 6 – Equity

On August 19, 2015, G. Michael Hogan forgave his accrued salary of $676,333 for 600,000 shares of common stock. On this same date, FutureWorth Capital Corp. forgave $180,000 in accrued consulting fees for 240,000 shares of common stock. As a result of the stock issuance to settle the debts with G. Michael Hogan and FutureWorth above, the stockholders’ equity increased by $856,333 for the nine month ended September 30, 2015.

On September 10, 2015 the company awarded 1,250,000 shares (approximately worth $37,500 at price $0.03 per share) to the management for their services (Thompson MacDonald, Ronald Schinnour, Jonathan Legg, Tim J. Nakaska, and Richard Singleton). The transaction was not included in the 3rd quarter financial statements and will be recorded during the next period.

Stock Option Plans

In addition to the 300,000 stock options granted to the directors described in Note 3 above, 100,000 options with an exercise price of $0.10 per share with a term of five years were granted to the manager of corporate affairs as partial compensation pursuant to an Independent Contractor Agreement.

Note 7 – Warrants

All Warrants previously granted and extended have expired, thus there are no outstanding Warrants as of September 30, 2015 and December 31, 2014.

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

At September 30, 2015, we had cash on hand of $3,072 available to sustain operations. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we plan to seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations for the Three Months Ended September 30, 2015 and 2014:

	Three Months Ended
	September 30,
	2015	2014	Increase / (Decrease)
	Amount	Amount	$	%
Rental revenue	12,475	6,875	5,600	81%
Expenses:
Exploration costs	$5,106	$3,637	1,469	40%
General & administrative	32,215	17,141	15,074	88%
Depreciation	31	94	(63)	–
Officer salary	16,333	30,000	(13,667)	(46%	)
Total operating expenses	53,685	50,872	2,813	(6%	)

Loss from operations	(41,210)	(43,997)	(2,787)	(6%	)

Other income (expense):
Interest expense	(3,929)	(2,429)	1,500	62%

Total other income (expense)	(3,929)	(2,429)	1,500	62%

Net profit (loss)	$(45,139)	$(46,426)	(1,287)	(3%	)

Rental Revenue

Rental income for the three months ended September 30, 2015 increased by $5,600 due to rent for rental property received in August 2015.

Exploration costs

Exploration costs for the three months ended September 30, 2015 increased by $1,469 principally due to the payment of property taxes.

General and administrative expenses

General and administrative expenses for the three months ended September 30, 2015 increased by $15,074 due principally to the accrual and payment of legal and accounting fees.

Interest Expense

Interest expense for the three months ended September 30, 2015 decrease by $1,500 as G. Michael Hogan continued to finance company expenditures personally thus increasing his short-term payable balance.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total current assets, total current liabilities and working capital at September 30, 2015 compared to December 31, 2014.

	September 30,	December 31,	Increase / (Decrease)
	2015	2014	$	%
Current Assets	$4,362	$585	3,777	646%

Current Liabilities	$463,702	$1,163,842	(700,140)	(60%	)

Working Capital (deficit)	$(459,340)	$(1,163,257)	(703,917)	(61%	)

Internal and External Sources of Liquidity

During the nine months ended September 30, 2015 and 2014, our operating activities used cash of $2,873 and $27,640, respectively, while our financing activities provided cash of $5,360 and $27,187, respectively. The cash used in operating activities was principally a result of the net loss we incurred without taking into the consideration of the forgiveness of debt, and decreased in part due to the receipt of $27,500 from Cemex Materials as an annual royalty payment, $21,813 of proceeds related to the deposits received on related party sales of certain volcanic lava or cinders from our Pisgah Property to Candeo Lava Products Inc. and $5,600 in rental income from an advertising film shoot.

Financing Activities. During the nine months ended September 30, 2015 and 2014, we raised a total of $5,360 and $27,187, respectively from loan advances and direct pays of expenditures from, Mr. Michael Hogan, the company’s former CEO. These proceeds have been used to maintain operations and comply with our reporting requirements. The company may have to find another source of operating capital moving forward with Mr. Hogan’s resignation on August 19, 2015.

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

Satisfaction of our cash obligations for the next twelve months

As of September 30, 2015, our cash balance was $3,072. Our plan for satisfying our cash requirements for the next twelve months is through additional debt and/or equity financing and prepayments on material sales to Candeo Lava Products, Inc. On various dates from January 1, 2015 to September 30, 2015, the Company received $27,500 from Cemex as their annual royalty payment on the Twin Mountain lease and $64,754 from Candeo on the prepaid sale of approximately 4,300 tons of minerals at a price of $15 per ton. We anticipate that prepaid purchases of materials by Candeo and royalties received by Cemex. We intend to make appropriate plans in order to obtain sources of additional capital in the future to fund growth and expansion through the issuance of additional equity or debt financing or credit facilities. We also are considering possible funding through joint venture arrangements with other mining companies or other natural resource companies. However, there can be no assurance that we will raise capital through any of these means.

As we maintain or expand our current operational activities, we may continue to experience net negative cash flows from operations, and unless we generate sufficient sales through our operations, will be required to obtain additional financing to fund operations through common stock offerings and debt borrowings to the extent necessary to provide working capital.

We anticipate incurring operating losses until we build our capital base. Our operating history makes predictions of future operating results difficult to ascertain and unreliable. In addition, since our net loss has increased we are finding it increasingly difficult to support and expand our operations. Thus, our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stages of commercial viability. Such risks include, but are not limited to, an evolving and unpredictable business model and the management of growth. To address these risks we must, among other things, implement and successfully execute our business and marketing strategy, continuously develop and upgrade technology and products, respond to competitive developments, and continue to attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Item 2. Unregistered Sales of Equity Securities and Use Of Proceeds.

We did not sell any unregistered securities under private placement exemptions pursuant to Section 4(2) and Regulation S of the Securities Act of 1933 during the nine month period ended September 30, 2015.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the three month period ended September 30, 2015.

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

