Form 10-K/A
period 2014-12-31
CAN CAL RESOURCES LTD
filed 2016-01-08
CIK 1083848

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

Explanatory Paragraph

This Amendment No. 1 to the Annual Report on Form 10-K/A to Can-Cal Resources Ltd. for the year ended December 31, 2014, originally filed with the Securities and Exchange Commission (“SEC”) on January 7, 2016, is being filed for the purpose of including a revised Report of Independent Registered Public Accounting Firm with corrected signature date (Page F-1).

Also, the Interactive Data files as Exhibit 101 were erroneously omitted, are also being filed, in accordance with Rule 405 of Regulation S-T.

No other changes have been made to the Form 10-K, as originally filed on April 15, 2014.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), the Original Filing is being resubmitted in its entirety.

As required pursuant to Rule 12b-15 under the Exchange Act, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment.

Except as described above, this Amendment does not modify, amend, or update in any way any other information set forth in the Original Filing. The Original Filing as amended by this Amendment continues to speak as of the date the Original Filing was filed with the SEC. This Amendment does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and other reports we file from time to time with the SEC subsequent to the date the Original Filing was filed with the SEC.

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

Date: January 8, 2016

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

Name	Title	Date

/s/ Tim J. Nakaska	Director and Chairman of the Audit Committee	January 8, 2016
Tim J. Nakaska

/s/ Richard P. Singleton	Director and Chairman of the Compensation Committee	January 8, 2016
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

January 7, 2016

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

