Form 10-K
period 2016-12-31
CAN CAL RESOURCES LTD
filed 2018-03-12
CIK 1083848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Springfield Avenue
Red Deer, Alberta, Canada	T4N 0C7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (403) 342 6221

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

☐ Yes    ☒ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes    ☒ No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $957,340 as of computed by reference to the sale price of a share of the registrant’s Common Stock on June 30, 2017 reported by OTC Bulletin Board (Ref: Bloomberg). The voting stock held by non-affiliates on that date consisted of 39,443,641 shares of common stock.

The number of shares outstanding of each of the registrant’s classes of common stock, as of March 8, 2018, was 43,667,060 shares of common stock, $0.001 par value held by approximately 180 shareholders.

Documents Incorporated by Reference

None.

EXPLANATORY NOTE

This Annual Report on Form 10-K is a comprehensive annual report which includes audited financial statements as of December 31, 2016, 2015 and 2014, and for the years then ended and unaudited financial statements as of March 31, 2016, June 30, 2016, September 30, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, and for the three months ended March 31, 2016 and 2017, the three and six months ended June 30, 2016 and 2017 and the three and nine months ended September 30, 2016 and 2017. The Registrant is filing this comprehensive annual report in lieu of separately filing its Annual Report on Form 10-K for the years ended December 31, 2016 and 2015, and its Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016, June 30, 2016, September 30, 2016, March 31, 2017, June 30, 2017 and September 30, 2017, which reports are delinquent as of the date of this filing (collectively, the “Delinquent Reports”). Also included in this Annual Report on Form 10-K is all material information that would have been included in the Delinquent Reports.

The Registrant was unable to timely file the Delinquent Reports when originally due, as a result of finances. Moving forward, through payments received via the Amended MSA with Candeo, the Registrant believes that it will be able to resume the timely filing of future periodic and other reports due pursuant to the rules of Securities and Exchange Commission (SEC) and intends to timely file such filings.

The Registrant believes that all material information which would have been included in the Delinquent Reports, had they been separately filed with the SEC, is included in this comprehensive annual report. Notwithstanding the above, the focus of this Annual Report is the current state of the Registrant, rather than on the state of the Registrant as of the dates the Delinquent Reports were due.

CAN-CAL RESOURCES LTD.

COMPREHENSIVE FORM 10-K

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

In this Form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly, current and special reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov or on our website at www.cancal.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.

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

Executive offices are located at 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7 (tel. (403) 342 6221).

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2016, the Company recorded a net loss of $168,105 and had an accumulated deficit of $11,263,792 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

The audit report on the financial statements at December 31, 2016 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

We have experienced losses since inception. The extended period over which losses have been experienced is principally attributable to the fact that a lot of money has been spent on exploring grass roots mineral properties to determine if precious metals might be present in economic quantities. In order to fund future activities the Company must identify and verify the presence of precious metals in economic quantities, which is currently ongoing “In House” in addition to independent third party testing. If economic results are identified, the Company then would either seek to raise capital itself, to put the Pisgah Property and the Cerbat properties into production, or sell the properties to another company, or place the properties into a joint venture with another company.

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

On March 3, 2014, the Company entered into an amended material supply agreement with Candeo Lava Products Inc. for the Pisgah Property, pursuant to which   Candeo will pay for and acquire 30,000 tons, and then it will pre-purchase a minimum of ten thousand (10,000) tons per year at a purchase price of fifteen dollars ($15.00 USD) per ton for a total payment of $150,000 USD per year in each of the first three years of the term.

We do not currently have any additional arrangements for financing and we can provide no assurance to investors that we will be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act, it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require brokerdealers, before effecting transactions in any penny stock, to

•	Deliver to the customer, and obtain a written receipt for, a disclosure document;
•	Disclose certain price information about the stock;
•	Disclose the amount of compensation received by the broker-dealer or any associated person of the brokerdealer;
•	Send monthly statements to customers with market and price information about the penny stock; and
•	In some circumstances, approve the purchaser’s account under certain standards and deliver written statements to the customer with information specified in the rules.

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

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, the FINRA believes that there is a high probability that speculative low-priced securities will not be suitable for at least some customers. The FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Shareholders will experience dilution upon the exercise of options and issuance of common stock under our incentive plans.

Outside of the plan, by Board resolutions, the following Stock Options were issued in the fourth quarter of 2017 with an exercise price of $0.06 per share, to each to each of the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
Gary Oosterhoff, Director	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

The following shares were issued in the fourth quarter of 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
William J. Hogan	240,000
Michael Hogan	600,000
Thompson MacDonald	250,000
Ronald Schinnour	250,000
Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	1,640,000

As at December 31, 2015, and December 31, 2016, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permitted us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.

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

Our board of directors has authority, without action or vote of the shareholders, to issue all or part of our authorized but unissued shares. Additional shares may be issued in connection with future financing, acquisitions, employee stock plans, or otherwise. Any such issuance will dilute the percentage ownership of existing shareholders. We are also currently authorized to issue up to 10,000,000 shares of preferred stock and 100,000,000 of common stock. The board of directors can issue preferred stock in one or more series and fix the terms of such stock without shareholder approval. Preferred stock may include the right to vote as a series on particular matters, preferences as to dividends and liquidation, conversion and redemption rights and sinking fund provisions. The issuance of preferred stock could adversely affect the rights of the holders of common stock and reduce the value of the common stock. In addition, specific rights granted to holders of preferred stock could discourage, delay or prevent a transaction involving a change in control of our company, even if doing so would benefit our shareholders. Such issuance could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and to cause us to take other corporate actions you desire.

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

Federal, state and local provisions regulating the discharge of material into the environment, or otherwise relating to the protection of the environment, such as the Clean Air Act, Clean Water Act, the Resource Conservation and Recovery Act, and the Comprehensive Environmental Response Liability Act (“Superfund”) affect mineral operations. For exploration and mining operations, applicable environmental regulation includes a permitting process for mining operations, an abandoned mine reclamation program and a permitting program for industrial development. Other nonenvironmental regulations can impact exploration and mining operations and indirectly affect compliance with environmental regulations. For example, a state highway department may have to approve a new access road to make a project accessible at lower costs, but the new road itself may raise environmental issues. Compliance with these laws, and any regulations adopted there under, can make the development of mining claims prohibitively expensive, thereby frustrating the sale or lease of properties, or curtailing profits or royalties which might have been received there from.

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

The property is privately owned and is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one-inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington’s operations can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

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

Pisgah Property - Mining Lease

In May, 1998, we signed a Mining Lease Agreement for the Pisgah Property with Twin Mountain Rock Venture, a California general partnership (“Twin Mountain,”). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

Location and Access

The Pisgah Project is located in San Bernardino County, 72 kilometers (45 miles) east of the city of Barstow, California, and 307 kilometers (192 miles) south-southeast of Las Vegas, Nevada, United States. Barstow lies near the southwest border of California, east of the junction of Interstate 15, Interstate 40 and U.S. Route 66. The Project is centered at Latitude 34o 44’ 47” North, Longitude 116o 22’ 29” West (See Figures 1, 2 and 3), or UTM (metric) coordinates 55700 E/384500 N in Zone 11, datum point NAD 27. It lies within the NW ¼ of Section 32, Township 8 North, Range 6 East from San Bernardino Meridian and has an area of 48.4 hectares (120.2 acres).

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

Pisgah Project

General Location Map

ARCTIC OCEAN
CANADA
PACIFIC OCEAN
ATLANTIC OCEAN
UNITED STATES
Can-Cal Resources Pisgah Project
Gulf of Mexico
LEGEND
National boundary
Boundary of state (estado), province, territory

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
GENERAL LOCATION MAP

Figure 1

DUNCAN BAIN CONSULTING LTD.

Pisgah Project

Regional Location Map

Pisgah Project

Township Location Map

TOWNSHIP 8, RANGE 6

N
1
2
3
4
5
6
7
8
9
10
11
12
15
16
17
18
19
20
21
22
23
24
25
26
27
28
29
30
31
32
33
34
35
36
Hector Road
Pisgah Project Area

CAN-CAL RESOURCES LTD.		
PISGAH MINING PROJECT TOWNSHIP LOCATION MAP		
Scale: 1:60,000	Date: May 2008	Figure 3
	Drawn By: DJB	
DUNCAN BAIN CONSULTING LTD.		

Scale
0
0

14

Pisgah Project

Topography Map

OWL CANYON - S & S JOINT VENTURE

The Company has abandoned the Owl Canyon – S & S Joint Venture entered into in 1996 with the Schwarz family choosing to use its resources on the Pisgah Project.

CERBAT PROPERTY

On March 12, 1998, we signed a Lease and Purchase Option Agreement covering six patented mining claims in the Cerbat Mountains, Hualapai Mining District, and Mohave County, Arizona. The patented claims cover approximately 120 acres. We paid $10,000 as the initial lease payment and are obligated to pay $1,500 per quarter as minimum advance royalties, which payments have been made to date. The Company has the option to purchase the property for $250,000, less payments already made. In the event of production before purchase, we will pay the lessor a production royalty of 5% of the gross returns received from the sale or other disposition of metals produced. Except for limited testing and evaluation work performed in mid- 2002, no work has been performed on this property since 1999. Access is north 15 miles from Kingman, Arizona on Highway 93, east from the historical marker to Mill Ranch, then left three miles to a locked gate.

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

ITEM 3. LEGAL PROCEEDINGS.

On June 3, 2014, a group of Company shareholders under the direction of Ronald D. Sloan (a former Chief Executive Officer and director of the Company) (collectively the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against the Company, as well as its then current directors (Thompson MacDonald, G. Michael Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo (collectively the “Defendants”). The Plaintiffs are alleging, among other things, that the Defendants caused the Company to enter into a transaction with Candeo involving the Pisgah Property that was not in the best interests of the Company. However, the transaction with Candeo is in the best interests of the Company (see above in "Note 3 – Related Party Transactions - Material Supply Agreement”).

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

	2014		2015
	High	Low	High	Low
1st Quarter	$0.04	$0.02	$0.05	$0.05
2nd Quarter	$0.06	$0.03	$0.05	$0.05
3rd Quarter	$0.06	$0.04	$0.05	$0.03
4th Quarter	$0.06	$0.04	$0.03	$0.03

	2016		2017
	High	Low	High	Low
1st Quarter	$0.07	$0.03	$0.03	$0.03
2nd Quarter	$0.07	$0.05	$0.03	$0.03
3rd Quarter	$0.07	$0.05	$0.03	$0.03
4th Quarter	$0.05	$0.03	$0.03	$0.03

(b) Holders of Common Stock

As of December 31, 2016, there were approximately 42,867,060 shares outstanding held by approximately 180 shareholders.

As at	Number of shareholders	Number of shares outstanding
December 31, 2015	180	42,867,060
March 31, 2016	180	42,867,060
June 30, 2016	180	42,867,060
September 30, 2016	180	42,867,060
December 31, 2016	180	42,867,060
March 31, 2017	180	42,867,060
June 30, 2017	180	42,867,060
September 30, 2017	180	42,867,060

Upon the resignation of G. Michael Hogan as an officer and director of the Company on August 19, 2015, all accrued and unpaid salaries as of that date of $676,333 ($600,000 as at December 31, 2014) were settled with an agreement to issue 600,000 common shares (worth approximately $18,000 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30, 2015, although the shares had yet to be issued. The shares were issued on December 31, 2017.

Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his FutureWorth Capital Corp. consulting agreement terminated as of December 31, 2012. On August 19, 2015, FutureWorth Capital Corp. settled all accrued and unpaid compensation of $180,000 to that date ($180,000 as at December 31, 2015) with an agreement to issue 240,000 common shares (worth approximately $7,200 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30, 2015 although the shares had yet to be issued. The shares were issued on December 31, 2017.

The above table includes the issuance owed to Michael Hogan and Bill Hogan in 2015. The shares were not officially issued until December 31, 2017.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

STOCK OPTION PLANS

There are no Stock Options open as of December 31, 2014, 2015, or 2016. On December 31, 2017, 650,000 Stock Options were granted to members of the Board of Directors and consultants of the Company in lieu of cash compensation.

WARRANTS

Can-Cal has no warrants outstanding as of the fiscal year ending 2014, 2015, 2016, or 2017.

Recent Sales of Unregistered Securities

There were no sales of equity securities by the Company during the fiscal year ended December 31, 2014, 2015, 2016, or the nine months ended September 30, 2017.

Outside of the plan, by Board resolutions, the following Stock Options were issued in the fourth quarter of 2017 with an exercise price of $0.06 per share, to each to each of the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
Gary Oosterhoff, Director	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

The following shares were issued in the fourth quarter of 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
William J. Hogan	240,000
Michael Hogan	600,000
Thompson MacDonald	250,000
Ronald Schinnour	250,000
Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	1,640,000

Upon the resignation of G. Michael Hogan as an officer and director of the Company on August 19, 2015, all accrued and unpaid salaries as of that date of $676,333 ($600,000 as at December 31, 2014) were settled with an agreement to issue 600,000 common shares (worth approximately $18,000 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30, 2015, although the shares had yet to be issued. The shares were issued on December 31, 2017.

Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his FutureWorth Capital Corp. consulting agreement terminated as of December 31, 2012. On August 19, 2015, FutureWorth Capital Corp. settled all accrued and unpaid compensation of $180,000 to that date ($180,000 as at December 31, 2015) with an agreement to issue 240,000 common shares (worth approximately $7,200 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30, 2015 although the shares had yet to be issued. The shares were issued on December 31, 2017.

We claim an exemption from registration for the issuances described above pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act, since the foregoing issuances did not involve a public offering, the recipients were (a) “accredited investors”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, the recipients acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and grant and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2014, 2015, 2016, or 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2016, 2015 and 2014 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Cerbat, Arizona property.

At December 31, 2016, we had cash on hand of approximately $Nil available to sustain operations. At December 31, 2015, cash on hand was $1,905. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Under the Amended MSA, Candeo is required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf. In the event that Candeo engages the Company to mine and remove any of the Material, Candeo shall pay all of the Company’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Pisgah Property will be subject to all necessary regulatory and other third-party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

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

Results of Operations for the Years Ended December 31, 2016, 2015, and 2014:

($ dollars)	Year Ended December 31,
	2016	2015	2014
Rental Income	9,167	33,100	27,500

Operating expenses:
Exploration costs	17,096	10,929	10,161
General and administrative	147,346	115,359	129,453
Depreciation	–	282	370
Officer salary	–	76,333	120,000
Total operating expenses	164,442	202,903	259,984

Net operating loss	(155,275)	(169,803)	(232,484)

Other income (expense):
Interest expense	(13,243)	(13,399)	(9,706)
Foreign exchange gain (loss)	145	396	–
Non-recurring income	268	2,626	19,224
Total other income (expense)	(12,830)	(10,377)	9,518

Loss before provision for income taxes	(168,105)	(180,180)	(222,966)
Provision for income taxes	–	–	–
Net loss	(168,105)	(180,180)	(222,966)

Revenues:

Rental revenue was $9,167 for the year ended December 31, 2016, $33,100 for 2015, and $27,500 for 2014. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. The decrease in rental revenue in 2016 was due to the rental contracts not being renewed.

No rental revenues have been realized in any interim period in 2017.

Exploration Costs:

For the year ended December 31, 2016, exploration costs were $17,096, $10,929 in 2015, and $10,161 for the year ended December 31, 2014. The increase in exploration costs is due to higher property taxes paid on our locations in 2016.

We incurred about $5,000 in exploration costs in the 2017 interim period ended June 30, 2017 and none in the other periods.

General and Administrative:

General and administrative expenses were $147,346 for the year ended December 31, 2016, $115,359 for 2015 and $129,453 for the year ended December 31, 2014. This increase in general and administrative expense in 2016 was primarily due to legal expenses incurred as a result of the lawsuit brought forward by our shareholders. The decrease in costs in 2015 was largely due to the resignation of the Controller whose position has not been filled.

In the interim periods in 2017 we incurred about $7,000 in G&A each quarter except the three month period ended June of 2017 when G&A totalled about $60,000 primarily in professional fees. Subsequent to September 30, 2017, a Board resolution was passed, made effective as of January 1, 2017, that For Life Financial Ltd., which is owned by Casey Douglass, and provides management services to the Company, would have an increase in remuneration to $75,000 per annum. This increase in remuneration will be recognized in the fourth quarter of 2017.

Officer Salary:

Officer Salaries was $Nil for the year ended December 31, 2016, $76,333 for 2015, and $120,000 for 2014. The CEO’s compensation was fixed at $10,000 per month. All salaries payable in 2015 and 2014 were accrued, but not paid, and remain an outstanding obligation of the Company as at December 31, 2016. The CEO had resigned in mid-2015 and has not been replaced during this reporting timeframe.

Net Operating Gain or Loss:

Net operating loss for the year ended December 31, 2016 was $155,275 or $0.00 per share, there was a net operating loss of $169,803 or $0.00 per share for 2015, and $232,484 for the year ended December 31, 2014, or $0.01 per share. This operating loss decrease is primarily due to decrease in Exploration Costs and General and Administrative expense as explained above.

Other Income:

There was other non-recurring revenue for the year ended December 31, 2016 of $268, $2,626 in 2015 and $19,224 for the year ended December 31, 2014. The other income in 2016 was due to the write-off of charges incurred, the other income in 2015 and 2014 was due to the write-off of accounts payable for stale-dated payables confirmed as no longer owed.

In the interim periods in 2017 other income consisted of gain on sale of assets of $9,000 in the three months ended June 30, 2017.

Interest Expense:

Interest expense for the year ended December 31, 2016 was $13,243, $13,399 in 2015, and $9,706 for the year ended December 31, 2014. The increase in interest expense is due to the higher average carrying amounts on the notes payable throughout the year.

In the interim periods in 2017 interest expense remained steady at about $3,000 per quarter.

Net Loss:

See the explanation of Net Operating Loss above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2016, 2015, and 2014.

($ dollars)	December 31,
	2016	2015	2014
Total Assets	1,290	3,195	867
Accumulated (Deficit)	(11,263,792)	(11,095,687)	(10,915,507)
Stockholders’ Equity (Deficit)	(654,928)	(486,823)	(1,162,976)
Working Capital (Deficit)	(654,928)	(486,823)	(1,163,258)

At December 31, 2016, we had total assets of $1,290, consisting of prepaid expenses, compared to assets of $3,195 in 2015, and $867 in 2014. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2016 was $Nil.

No significant changes have taken place in the three quarters of 2017 as Noted below:

($ thousands of dollars)	December 31,
	9/30/2017	6/30/2017	3/31/2017
Total Assets	3	2	1
Accumulated (Deficit)	(11,345)	(11,333)	(10,566)
Stockholders’ Equity (Deficit)	(736)	(725)	(665)
Working Capital (Deficit)	(736)	(725)	(665)

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

We have no significant changes in contractual obligations as of December 31, 2016 and there were no significant changes in contractual obligations as at December 31, 2015.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the years ended December 31, 2016 and 2015 filed with this Annual Report.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2016.

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

The management of the Company assessed the effectiveness of the Company’s internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended December 31, 2016, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules, as more fully described below. This was due to deficiencies in the design or operation of the Company’s internal control that adversely affected the Company’s internal controls and that may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Subsequent to December 31, 2014, all previous officers and directors of the Company resigned.

On August 19, 2015, Jonathan Legg and Tim J. Nakaska were elected to the Board of Directors of the Company. Michael Hogan resigned from the Board of Directors.

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

On May 1, 2016, Richard Singleton resigned from the Board of Directors.

On June 10, 2016, Casey Douglass was elected to the Board of Directors.

On September 10, 2016, Tim J. Naskaska and Jonathan Legg resigned from the Board of Directors. Gary Oosterhoff and Cornelus (Case) Korver were elected to the Board of directors. Casey Douglass was elected as Chairman of the Board.

The new Officers and directors of the Company are listed below. Directors are elected to hold offices until the next nnual meeting of shareholders or until their successors are elected or appointed and qualified. Officers are appointed by the board of directors until a successor is elected and qualified or until resignation, removal or death.

Name	Age	Position and Tenure
Casey Douglass	57	Director and Chairman of the Board.

Gary Oosterhoff	60	Director.

Cornelus (Case) Korver	72	Director.

Mr. Casey Douglass of Red Deer, Alberta, was elected as a Director as of June 10, 2016. Mr. Douglass has owned and managed farming and agribusinesses for over 15 years in Canada and Russia. Mr. Douglass’ expertise in Russia involved: market analysis; business design; finance; importing and staff training on new equipment. His expertise also included corporate structuring and strong management skills. During the past 10 years, Mr. Douglass has specialized in providing insurance and finance solutions to the exempt corporate marketplace of Western Canada, the majority of which occurred in Alberta. Mr. Douglass has studied Agricultural Economics and Rural Sociology at University of Alberta and is a strong community player in Red Deer, Alberta as well as other global communities. Mr. Douglass looks forward to assisting Can-Cal Resources from its previous difficult times to upcoming positive and new business activities within North America.

Mr. Gary Oosterhoff of Red Deer, Alberta, was appointed as a Director as of September 10, 2016. During the majority of his working career, Mr. Oosterhoff has been in the general insurance industry where he achieved the “Chartered Insurance Broker” designation, which at the time was the highest level attainable for general insurance brokers. He was the senior leader and majority shareholder of a thriving general insurance brokerage in Red Deer, Alberta which was sold in 2001. Afterward, Gary continued in a teaching capacity throughout Alberta until 2009. Additionally, from 2001, to date, Gary has used his outstanding entrepreneurial experience and background talents in ground floor opportunities and went on to pursue the real estate business, which also has become very successful. Today, Mr. Oosterhoff leads a syndication of high wealth investors for acquisition, development, construction, management and marketing of both residential and commercial holdings in central Alberta. Mr. Oosterhoff has also been a Board member providing regional governance under Alberta Housing Act.

Mr. Cornelus (Case) Korver of Rocky Mountain House, Alberta, was appointed as a director as of September 10, 2016. Since 1962, Mr. Korver has been involved in thriving agricultural businesses near Rocky Mountain House, Alberta, initially with a prosperous family owned diary operations. In 1972, he expanded and diversified into several other successful business operations, including beef cattle, hay, grains, and oilseeds. In 2008, Mr. Korver further transitioned into specialized custom grazing and hay for the Alberta equine market. Mr. Korver has used his successful business savvy in various capital markets investments. The majority of which are private companies. He has continuously provided active service on various boards at both the Alberta Provincial and County levels including the Alberta Government Loan Appeal Board; County Police Advisory Committee; County Agriculture Service Board; Rocky Mountain Agriculture Society; Chair of Grey Wooded Forage Association; Counsel Member with Clearwater County; Chair of Central Alberta Milk Producers Association and Director, Rocky Natural Gas Co-op.

 (a) Director Compensation

The Company has not compensated outside (non-employee) directors for service but has reimbursed them for travel costs to attend Board meetings. Our former director, Mr. G. Michael Hogan, who served as CEO and President during 2015, was entitled to receive compensation for his services as CEO and President in the amount of $120,000 annually. His salaries for 2015 and 2014 were accrued, but not paid.

Subsequent to September 30, 2017, passed by Board resolution, the three directors of the Company were each issued 100,000 shares and 100,000 stock options.

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

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2015 through December 31, 2015 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request sent by email to Casey Douglass, President (casey@forlifefinancial.com).

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the years ended December 31, 2016, 2015, 2014 and 2013 for our chief executive officers and directors.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Casey Douglass	2016	$-0-	$-0-	$-0-	$-0-	$-0-
Director

G Michael Hogan	2016	$-0-	$-0-	$-0-	$-0-	$-0-
Former President, CEO, Director	2015	$76,333	$-0-	$-0-	$-0-	$76,333
	2014	$120,000	$-0-	$-0-	$-0-	$120,000
	2013	$120,000	$-0-	$-0-	$-0-	$120,000

Officers as a Group	2016	$-0-	$-0-	$-0-	$-0-	$-0-
	2015	$76,333	$-0-	$-0-	$-0-	$76,333
	2014	$120,000	$-0-	$-0-	$-0-	$120,000
	2013	$120,000	$-0-	$-0-	$-0-	$120,000

The Company has no executives or employees, however, beginning September 2016, For Life Financial Ltd., a company owned by Casey Douglass, was engaged for management services. Please refer to Item 13 for additional details.

On July 1, 2010, the Company entered into a twelve-month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement included a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date.

We owed accrued salaries to our CEO of $Nil, $Nil, and $600,000 at December 31, 2016, 2015, and 2014, respectively. The salaries owing amount was settled with an agreement to issue 600,000 shares in lieu of cash as described above.

Grants of Plan-Based Awards

We did not grant any plan-based awards to our named executive officer during the fiscal year ended December 31, 2016, or 2015.

Outstanding Equity Awards

There were no unexercised stock options, stock that has not vested, and equity incentive plan awards held by our executive officers at December 31, 2016, or 2015.

Option Exercises

There were no options issued or exercised by our executive officers during fiscal 2016, or 2015.

Equity Compensation Plan Information

There are no outstanding Options and Warrants as of the year ended December 31, 2016, or 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2016 and 2015, relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following tables are based on 42,867,060 shares of common stock outstanding as of December 31, 2016 and 2015 (including the share issuances to Michael Hogan and William J. Hogan for the settlements of their debts). The percentage of beneficial ownership for the following table is based on 42,867,060 shares of common stock outstanding as of December 31, 2016 and 2015.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2016 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

	2016
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares	Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	2,960,419	6.9%
Casey Douglass, Director	263,000	0.6%
Gary Oosterhoff, Director	100,000	0.2%
Cornelus (Case) Korver, Director	100,000	0.2%
All Beneficial Owners, Directors and Executives as a Group	3,423,419	7.9%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.

	2015
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares	Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	2,960,419	6.9%
Thompson MacDonald, Chairman	850,579	2.0%
Ron Schinnour, Director	416,650	1.0%
All Beneficial Owners, Current Directors and Executives as a Group	4,227,648	9.9%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Starting June 10, 2016, For Life Financial Ltd., a company owned by Casey Douglass, one of the directors, was hired to manage the day-to-day operations of the Company. The agreement was signed for a monthly rate of $2,100 CAD per month. On September 20, 2016, a second agreement to wholly manage the Company was added at a rate of $50,000 USD per annum. Effective January 1, 2017, a Board resolution was passed to increase the remuneration of the second agreement to a rate of $75,000 USD per annum.

Casey Douglass, a director of the Company has a 2% ownership in Candeo Lava Products Inc. The Company has a material supply agreement with Candeo Lava Products Inc. for the Pisgah Property, pursuant to which Candeo will pay for and acquire 30,000 tons, and then it will pre-purchase a minimum of ten thousand (10,000) tons per year at a purchase price of fifteen dollars ($15.00 USD) per ton for a total payment of $150,000 USD per year in each of the first three years of the term.

Since August 2012, G. Michael Hogan, the former CEO and former Chairman of the Board, has been providing funds to the Company to pay for ongoing operations. The amount received is a note payable, is unsecured, bears interest at 10%, and is due on demand. At December 31, 2016, the amount outstanding, including interest, is $122,239.

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

Until his resignation, the Board of Directors delegated management of the Company to Mr. G. Michael Hogan and the Board of Directors. The responsibility was then passed on to the Chairman of the Board to manage the terms of engagement, before we engage independent auditor for audit and non-audit services, except as to engagements for services outside the scope of the original terms, in which instances the services have been provided pursuant to preapproval policies and procedures, established by management. These pre-approval policies and procedures are detailed as to the category of service and the Board of Directors is kept informed of each service provided.

(7) Thayer O’Neal Company, LLC, was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2014, 2015, and 2016. Thayer O’Neal Company, LLC billed us as follows for the years ended December 31, 2016, 2015, and 2014, respectively:

($ dollars)	For the Fiscal Years Ended December 31,
	2016	2015	2014
Audit Fees(a)	25,443	22,500	–
Audit-Related Fees(b)	–	–	–
Tax Fees(c)	–	–	–
All Other Fees(d)	–	–	–
Total fees paid or accrued	25,443	22,500	–

a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
b)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2016 and 2015.
c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2016, 2015, and 2014, respectively.
d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Articles of Incorporation		Form 10-SB	N/A	3.0	7/9/1999
3.2	Amendment to the Articles of Incorporation		Form 10-SB	N/A	3.1	7/9/1999
3.3	By-laws		Form 10-SB	N/A	3.2	7/9/1999
10.1	Form of Mineral Lease Agreement		10-K	12/31/2014	10.1	1/7/2016
10.2	Form of Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.2	1/7/2016
10.3	Form of Subscription Agreement for Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.3	1/7/2016
10.4	Form of Warrant Certificate with FutureWorth Capital		10-K	12/31/2014	10.4	1/7/2016

Exhibit		Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1		Certification pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1		Certification pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1		Summary of Significant Details Regarding Pisgah, Wikieup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
101.	INS	XBRL Instance Document	X
101.	SCH	XBRL Schema Document	X
101.	CAL	XBRL Calculation Linkbase Document	X
101.	DEF	XBRL Definition Linkbase Document	X
101.	LAB	XBRL Labels Linkbase Document	X
101.	PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By: /s/ Casey Douglass

Casey Douglass, Chairman of the Board of Directors

Date: March 9, 2018

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff, Director

March 9, 2018

Gary Oosterhoff

/s/ Cornelus Korver, Director

March 9, 2018

Cornelus Korver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Can-Cal Resources Ltd.

We have audited the accompanying consolidated balance sheets of Can-Cal Resources Ltd. (collectively, "the Company") as of December 31, 2016, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2016, 2015 and 2014 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operating activities that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

 /s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

Houston, Texas

February 14, 2018

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31, 2016	December 31, 2015	December 31, 2014
ASSETS
Current assets:
Cash	$–	$1,905	$585
Other current assets	1,290	1,290	–
Total current assets	1,290	3,195	585
Property and equipment, net of accumulated depreciation (See Note 5)	–	–	282
Total assets	$1,290	$3,195	$867

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$157,366	$67,650	$56,932
Accounts payable, related parties	506	506	180,506
Accrued expenses	6,880	3,400	7,588
Accrued expenses, related parties	105,462	92,960	680,665
Unearned rental revenues	–	9,167	9,167
Unearned revenues, related party	253,765	199,659	115,650
Notes payable, related parties	132,239	116,676	113,335
Total current liabilities	656,218	490,018	1,163,843
Total liabilities	656,218	490,018	1,163,843
Commitments and contingencies (See Note 8)
Stockholders’ (deficit):
Preferred stock(1)	–	–	–
Common stock(2)	42,867	42,867	42,027
Additional paid-in capital	10,565,997	10,565,997	9,710,504
(Deficit) accumulated during exploration stage	(11,263,792)	(11,095,687)	(10,915,507)
Total stockholders’ (deficit)	(654,928)	(486,823)	(1,162,976)

Total liabilities and stockholders’ (deficit)	$1,290	$3,195	$867

_____________

(1)	Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
(2)	Common stock, $0.001 par value, 100,000,000 shares authorized, 42,867,060 issued and outstanding as of December 31, 2016 and 2015, 42,027,060 issued and outstanding as of December 31, 2014

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENT OF OPERATIONS

For the years ended December 31, 2016, 2015, and 2014

	2016	2015	2014
Rental Income	$9,167	$33,100	$27,500

Operating expenses:
Exploration costs	17,096	10,929	10,161
General and administrative	147,346	115,359	129,453
Depreciation	–	282	370
Officer salary	–	76,333	120,000
Total operating expenses	$164,442	$202,903	259,984

Net operating loss	$(155,275)	$(169,803)	$(232,484)

Other income (expense):
Interest expense	(13,243)	(13,399)	(9,706)
Foreign exchange gain (loss)	145	396	–
Non-recurring income	268	2,626	19,224
Total other income (expense)	$(12,830)	$(10,377)	$9,518

Loss before provision for income taxes	(168,105)	(180,180)	(222,966)
Provision for income taxes	–	–	–
Net loss	$(168,105)	$(180,180)	$(222,966)

Weighted average number of common shares outstanding – basic and fully diluted	42,867,060	42,867,060	42,027,060

Net loss per share – basic and fully diluted	(0.00) (1)	(0.00) (1)	$(0.01)

_____________

(1)	Value is a negative amount less than 0.01.

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOW

	Year ended
	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(168,105)	$(180,180)	$(222,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	282	370
Decrease (increase) in assets:
Prepaid expenses	–	(1,290)	8,122
Increase (decrease) in liabilities:
Accounts payable	89,716	10,717	(5,075)
Accrued expenses	3,480	(4,188)	(10,015)
Accrued expenses, related parties	12,502	88,628	138,965
Unearned revenues	(9,167)	–	–
Unearned revenues, related party	54,106	84,009	52,190
Net cash used in operating activities	$(17,468)	$(2,022)	$(38,409)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	15,563	3,342	37,606
Net cash provided by (used in) financing activities	$15,563	$3,342	$(38,409)

Net increase (decrease) in cash	(1,905)	1,320	(803)
Cash, beginning of period	1,905	585	1,388
Cash, end of period	$–	$1,905	$585

SUPPLEMENTAL CASH FLOW INFORMATION
Issuance of shares for settlement of related party debt	–	856,333	–
Accrued salaries settled form the issuance of shares	–	(676,333)	–
Related party accounts payable settled form the issuance of shares	–	(180,000)	–

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

December 31, 2016, 2015, 2014 and 2013

	Common stock		Additional	(Deficit) Accumulated during	Total
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Stockholders’ Deficit
Balance, December 31, 2013	42,027,060	$42,027	$9,710,504	$(10,692,541)	$(940,010)

Net loss	–	–	–	(222,966)	(222,966)
Balance, December 31, 2014	42,027,060	$42,027	$9,710,504	$(10,915,507)	$(1,162,976)

Issuance of shares in exchange for write-off of debt	840,000	840	855,493	–	856,333
Net loss	–	–	–	(180,180)	(180,180)
Balance, December 31, 2015	42,867,060	$42,867	$10,565,997	$(1,095,687)	$(486,823)

Net loss	–	–		(168,105)	(168,105)
Balance, December 31, 2016	42,867,060	$42,867	$10,565,997	$(11,263,792)	$(654,928)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred an accumulated deficit of $11,263,792 for the period from inception (March 22, 1995) through December 31, 2016. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

December 31, 2016, 2015, and 2014

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

Fair Value of Financial Instruments

Under FASB ASC 820-10-05, the Financial Accounting Standards Board establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement reaffirms that fair value is the relevant measurement attribute. The adoption of this standard did not have a material effect on the Company’s financial statements as reflected herein. The carrying amounts of cash, accounts payable and accrued expenses reported on the balance sheets are estimated by management to approximate fair value primarily due to the short-term nature of the instruments. The Company had no items that required fair value measurement on a recurring basis.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2017, 2016, 2015, and 2014, potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. There have been no stock and stock options issued for services and compensation for the years ended December 31, 2017, 2016, 2015, and 2014.

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

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

There has been no recognition of any stock-based finance charges for the years ended December 31, 2016, 2015, or 2014.

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

Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights have diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. The Company did not record any write downs during the years ended December 31, 2016, 2015, and 2014. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditures incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

Recent Accounting Pronouncements

Intangibles - Goodwill and Other (Topic 350). In January 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-04. The update simplifies the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Under the amendment an entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Effective for public business entities that are SEC filers for annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Cash Flows: Statement of Cash Flows (Topic 230) - Restricted Cash. In November 2016, ASU 2016-18 was issued. The update requires that a statement of cash flows explains the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. Effective for Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Nonpublic business entities should apply the amendments for fiscal years beginning after December 15, 2019 (i.e., January 1, 2020, for a calendar year entity), and interim periods within fiscal years beginning after December 15, 2020. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and related disclosures.

Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. In January 2016, ASU 2016-01 was issued to address certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. The ASU supersedes the guidance to classify equity securities with readily determinable fair values into different categories and requires equity securities (except those that are accounted for under the equity method or those that result in consolidation of the investee) to be measured at fair value with changes in the fair value recognized through net income. It also simplifies the impairment assessment of equity investments without readily determinable fair values by requiring assessment for impairment qualitatively at each reporting period. Effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We are currently evaluating whether the adoption of this new guidance will have a significant impact on our consolidated financial statements and disclosures.

Revenue Recognition (Topic 606): Revenue from Contracts with Customers. In May 2014, ASU 2014-09 was issued. Under this ASU and subsequently issued amendments, an entity is required to recognize the amount of revenue it expects to be entitled to for the transfer of promised goods or services to customers. The updated standard will replace most existing revenue recognition guidance in U.S. GAAP. This ASU provides alternative methods of transition, a full retrospective and a modified restrospective approach. The modified retrospective approach would result in recognition of the cumulative impact of a retrospective application as of the beginning of the period of initial application. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $168,105 for the year ended December 31, 2016, has used net cash in operating activities of $8,061,955 from inception and had a working capital deficit of $654,928 at December 31, 2016. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

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

Under the Amended MSA, Candeo is required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf. In the event that Candeo engages the Company to mine and remove any of the Material, Candeo shall pay all of the Company’s reasonable costs and expenses in conducting such mining and removal operations plus a fee of 15%. All mining and removal operations on the Pisgah Property will be subject to all necessary regulatory and other third-party approvals being obtained. The Pre-Purchased Payments will not be refundable to Candeo but shall be credited against the first Production Payments.

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

Compensation

On July 1, 2010, the Company entered into a twelve-month employment agreement, subject to automatic monthly renewals, with the Company’s CEO, G. Michael Hogan. The terms of the agreement include a fixed annual salary of $120,000. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date.

We owed accrued salaries to our CEO of $Nil, $Nil, and $600,000 at December 31, 2016, 2015, and 2014, respectively. The salaries owing amount was settled with an agreement to issue 600,000 shares in lieu of cash.

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, FutureWorth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2016, the Company owed FutureWorth Capital Corp. $506, (2015 - $506) as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

Share-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of December 31, 2016.

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2016, 2015, and 2014, respectively:

	December 31,
	2016	2015	2014
County taxes	$1,290	$1,290	$–
Total prepaid expenses	$1,290	$1,290	$–

NOTE 5 – PROPERTY AND EQUIPMENT

Property and Equipment consists of the following:

	December 31,
	2016	2015	2014
Machinery and equipment	$1,000	$1,000	$1,000
Transportation equipment	31,787	31,787	31,787
Furniture and fixtures	1,372	1,372	1,372
Total property cost	$34,159	$34,159	$34,159
Less accumulated depreciation	(34,159)	(34,159)	(33,877)
Net book value	$–	$–	$282

Depreciation expense totaled $Nil, $282, and $370 for the years ended December 31, 2016, 2015, and 2014, respectively.

NOTE 6 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31, 2016, 2015, and 2014, respectively:

	December 31,
	2016	2015	2014
Note payable (1)	$122,239	$106,676	$108,335
Promissory note payable (2)	10,000	10,000	5,000
Total related party notes payable	$132,239	$116,676	$113,335

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand.
(2)	Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The following presents components of interest expense by instrument type for the years ended December 31, 2016, 2015, and 2014, respectively:

	December 31,
	2016	2015	2014
Interest on notes payable, related parties	$13,243	$13,399	$9,370
Accounts payable related vendor finance charges	–	–	336
Finance Costs (Equity based)	–	–	–
Total interest expense	$13,243	$13,399	$9,706

NOTE 7 – UNEARNED RENTAL REVENUES

On May 1, 1998, we entered into an agreement with Twin Mountain Rock Venture (“Twin Mountain”) to lease our property located in San Bernardino County, California for a period of ten years. Further, we will make available to Twin Mountain a minimum of 600,000 tons of finished material during the term of the agreement in exchange for a minimum annual royalty payment in the amount of $22,500. The initial agreement expired on April 30, 2008. Twin Mountain elected to utilize the renewal option for an additional ten-year period with an increased minimum annual royalty of $27,500. As of December 31, 2016, 2015, and 2014, we had unearned revenue from this agreement totaling $Nil, $9,167, and $9,167, respectively.

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

December 31, 2016, 2015, and 2014

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

NOTE 9 – SHAREHOLDERS’ EQUITY

In 2015, in exchange for total accrued salaries of $676,333, an agreement was signed to issue 600,000 common shares (worth approximately $18,000 based on August 19, 2015 share prices). This transaction had been accepted and recorded although the shares had not yet been issued due to the lawsuit. The common shares were issued December 31, 2017.

In 2015, in exchange for accounts payable owing of $180,000, an agreement was signed to issue 240,000 common shares (worth approximately $7,200 based on August 19, 2015 share prices). This transaction had been accepted and recorded although the shares had not yet been issued due to the lawsuit. The common shares were issued December 31, 2017.

While the above shares were not officially issued until December 31, 2017, as the debt was written off in 2015, we have included the issuance of the shares in the financial statements starting in 2015. No shares of common stock were issued by the Company during 2016.

NOTE 10 – OPTIONS

Option Plan

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. There were no options issued during the year ended December 31, 2016.

Forward Look at Incentive Plan

Outside of the plan, by Board resolutions, the following Stock Options were issued in Q4, 2017 with an exercise price of $0.06 per share, each to the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
Gary Oosterhoff, Director	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

The following shares were issued in Q4, 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
William J. Hogan	240,000
Michael Hogan	600,000
Thompson MacDonald	250,000
Ronald Schinnour	250,000
Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	1,640,000

NOTE 11 – WARRANTS

Warrants Expired

In years previous to 2013, warrants were granted which have subsequently expired.

The following is a summary of the common stock warrant activity as of December 31, 2016, 2015, and 2014:

	Warrants Outstanding	Weighted Average Exercise Price
Balance, January 1, 2014	$9,455,810	$0.11
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	(9,455,810)	(0.11)
Balance, December 31, 2014	–	–
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	–	–
Balance, December 31, 2015	–	–
Granted	–	–
Cancelled	–	–
Exercised	–	–
Expired	–	–
Balance, December 31, 2016	$–	$–

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

NOTE 12 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2016, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $9,308,403, $9,140,298  and $8,960,118 of federal net operating losses at December 31, 2016, 2015, and 2014, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015	2014
Deferred tax asset (tax rate 21%)
Net operating loss carry forwards	$1,954,765	$1,919,463	$1,881,265
Total deferred tax assets:	1,954,765	1,919,463	1,881,265
Less: Valuation allowance	(1,954,765)	(1,919,463)	(1,881,265)
Net deferred tax assets	$–	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2016, 2015, and 2014.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 13 – SUBSEQUENT EVENTS

Upon the resignation of G. Michael Hogan as an officer and director of the Company on August 19, 2015, all accrued and unpaid salaries to that date of $676,333 ($600,000 as at December 31, 2014) were settled with an agreement to issue 600,000 common shares (worth approximately $18,000 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30,2015 although the shares had yet to be issued. The shares were issued on December 31, 2017.

Mr. William Hogan resigned from the Board of Directors on February 27, 2013, and his compensation via his FutureWorth Capital Corp. consulting agreement terminated as of December 31, 2012. On August 19, 2015, FutureWorth Capital Corp. settled all accrued and unpaid compensation of $180,000 to that date ($180,000 as at December 31,2015) with an agreement to issue 240,000 common shares (worth approximately $7,200 based on August 19, 2015 share prices). This transaction had been recorded during the quarter ended September 30, 2015 although the shares had yet to be issued. The shares were issued on December 31, 2017.

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. As of January 8, 2018, all Parties are progressing toward a more detailed Definitive Agreement.

Terms of the Agreement include:

•	A new Board of 5 comprised of 2 Directors nominated by Plaintiffs and 2 from Defendants. These 4 will select the 5th Director.
•	Sale of minimum tonnage of lava material to Candeo Lava Products within certain time frames.
•	Proceeds from lava material sales are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.
•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

NOTE 14 – QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

CAN-CAL RESOURCES LTD.

BALANCE SHEETS

(Unaudited)

	September 30, 2017	June 30, 2017	March 31, 2017
ASSETS
Current assets:
Cash	$1,724	$412	$–
Other current assets	1,290	1,290	1,290
Total current assets	3,014	1,702	1,290
Property and equipment, net of accumulated depreciation (See Note 5)	–	–	–
Total assets	$3,014	$1,702	$1,290

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$152,335	$168,293	$163,416
Accounts payable, related parties	506	506	506
Accrued expenses	6,880	6,880	6,880
Accrued expenses, related parties	114,041	111,150	108,290
Unearned rental revenues	–	–	–
Unearned revenues, related party	327,348	302,718	253,765
Notes payable, related parties	138,291	136,738	133,891
Total current liabilities	739,401	726,285	666,748
Total liabilities	739,401	726,285	666,748
Commitments and contingencies (See Note 8)
Stockholders’ (deficit):
Preferred stock(1)	–	–	–
Common stock(2)	42,867	42,867	42,867
Additional paid-in capital	10,565,997	10,565,997	10,565,997
(Deficit) accumulated during exploration stage	(11,345,251)	(11,333,447)	(11,274,322)
Total stockholders’ (deficit)	(736,387)	(724,583)	(665,458)

Total liabilities and stockholders’ (deficit)	$3,014	$1,702	$1,290

__________

(1)	Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding.
(2)	Common stock, $0.001 par value, 100,000,000 shares authorized, 42,867,060 issued and outstanding as of September 30, 2017, June 30, 2017 and March 31, 2017.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

CAN-CAL RESOURCES LTD.

BALANCE SHEETS

(Unaudited)

	September 30, 2016	June 30, 2016	March 31, 2016
ASSETS
Current assets:
Cash	$–	$–	$1,899
Other current assets	1,290	1,290	1,290
Total current assets	1,290	1,290	3,189
Property and equipment, net of accumulated depreciation (See Note 5)	–	–	–
Total assets	$1,290	$1,290	$3,189

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	147,868	106,139	85,003
Accounts payable, related parties	506	506	506
Accrued expenses	6,005	6,005	6,005
Accrued expenses, related parties	102,321	99,180	96,070
Unearned rental revenues	–	–	2,292
Unearned revenues, related party	228,895	224,125	199,719
Notes payable, related parties	120,634	118,761	116,676
Total current liabilities	606,229	554,716	506,271
Total liabilities	606,229	554,716	506,271
Commitments and contingencies (See Note 8)
Stockholders’ (deficit):
Preferred stock(1)	–	–	–
Common stock(2)	42,867	42,867	42,867
Additional paid-in capital	10,565,997	10,565,997	10,565,997
(Deficit) accumulated during exploration stage	(11,213,803)	(11,162,290)	(11,111,946)
Total stockholders’ (deficit)	(604,939)	(553,426)	(503,082)

Total liabilities and stockholders’ (deficit)	$1,290	$1,290	$3,189

__________

(1)	Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
(2)	Common stock, $0.001 par value, 100,000,000 shares authorized, 42,867,060 issued and outstanding as of September 30, 2016, June 30, 2016 and March 31, 2016

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

CAN-CAL RESOURCES LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2017	For the Nine Months Ended September 30, 2017	For the Three Months Ended June 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended March 31, 2017
Rental Income	$–	$–	$–	$–	$–

Operating expenses:
Exploration costs	–	4,953	4,953	4,953	–
General and administrative	7,392	74,586	59,679	67,194	7,515
Depreciation	–	–	–	–	–
Officer salary	–	–	–	–	–
Total operating expenses	7,392	79,539	64,632	72,147	7,515

Net operating loss	(7,392)	(79,539)	(64,632)	(72,147)	(7,515)

Other income (expense):
Interest expense	(2,891)	(8,579)	(2,860)	(5,688)	(2,828)
Gain on sale of assets	–	9,000	9,000	9,000	–
Foreign exchange gain (loss)	(1,521)	(3,042)	(1,333)	(1,521)	(188)
Non-recurring income	–	700	700	700	–
Total other income (expense)	(4,412)	(1,921)	5,507	2,491	(3,016)

Loss before provision for income taxes	(11,804)	(81,460)	(59,125)	(69,656)	(10,531)
Provision for income taxes	–	–	–	–	–
Net loss	$(11,804)	$(81,460)	$(59,125)	$(69,656)	$(10,531)

Weighted average number of common shares outstanding – basic and fully diluted	42,867,060	42,867,060	42,867,060	42,867,060	42,867,060

Net loss per share – basic and fully diluted	(0.00) (1)	(0.00) (1)	(0.00) (1)	(0.00) (1)	(0.00) (1)

__________

(1)	Value is a negative amount less than 0.01.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

CAN-CAL RESOURCES LTD.

STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended September 30, 2016	For the Nine Months Ended September 30, 2016	For the Three Months Ended June 30, 2016	For the Six Months Ended June 30, 2016	For the Three Months Ended March 31, 2016
Rental Income	$–	$9,167	$2,292	$9,167	$6,875

Operating expenses:
Exploration costs	–	13,383	13,383	13,383	–
General and administrative	48,796	103,706	35,574	54,910	19,336
Depreciation	–	–	–	–	–
Officer salary	–	–	–	–	–
Total operating expenses	48,796	117,089	48,957	68,293	19,336

Net operating loss	(48,796)	(107,922)	(46,665)	(59,126)	(12,461)

Other income (expense):
Interest expense	(3,141)	(10,102)	(3,851)	(6,961)	(3,110)
Foreign exchange gain (loss)	156	(360)	172	(516)	(688)
Non-recurring income	268	268	–	–	–
Total other income (expense)	(2,717)	(10,194)	(3,679)	(7,477)	(3,798)

Loss before provision for income taxes	(51,513)	(118,116)	(50,344)	(66,603)	(16,259)
Provision for income taxes	–	–	–	–	–
Net loss	$(51,513)	$(118,116)	$(50,344)	$(66,603)	$(16,259)

Weighted average number of common shares outstanding – basic and fully diluted	42,867,060	42,867,060	42,867,060	42,867,060	42,867,060

Net loss per share – basic and fully diluted	(0.00) (1)	(0.00) (1)	(0.00) (1)	(0.00) (1)	(0.00) (1)

__________

(1)	Value is a negative amount less than 0.01.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

CAN-CAL RESOURCES LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2017	For the Six Months Ended June 30, 2017	For the Three Months Ended March 31, 2017
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(81,460)	$(69,656)	$(10,531)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–	–
Decrease (increase) in assets:
Prepaid expenses	–	–	–
Increase (decrease) in liabilities:
Accounts payable	(5,031)	10,927	6,050
Accounts payable, related parties
Accrued expenses
Accrued expenses, related parties	8,579	5,688	2,828
Unearned revenues
Unearned revenues, related party	73,584	48,954	–
Net cash used in operating activities	(4,328)	(4,087)	(1,653)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	6,052	4,499	1,653

Net increase in cash	1,724	412	–
Cash, beginning of period	–	–	–
Cash, end of period	$1,724	$412	$–

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2016, 2015, and 2014

CAN-CAL RESOURCES LTD.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended September 30, 2016	For the Six Months Ended June 30, 2016		For the Three Months Ended March 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118,116)	$(66,603)		$(16,259)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	–	–		–
Decrease (increase) in assets:
Prepaid expenses	–	–		–
Increase (decrease) in liabilities:
Accounts payable	80,218	38,221		17,353
Accounts payable, related parties	–	–		–
Accrued expenses	2,605	2,605		2,605
Accrued expenses, related parties	9,361	6,220		3,110
Unearned revenues	(9,167)	(9,167)		(6,875)
Unearned revenues, related party	29,326	24,466		60
Net cash used in operating activities	(5,863)	(4,258)		(6)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	3,958	2,085		–

Net increase in cash	(1,905)	(2,173)		(6)
Cash, beginning of period	1,905	1,905		1,905
Cash, end of period	$–	$(268	)(1)	$1,899

The accompanying notes are an integral part of these financial statements.

(1)	The negative cash balance is not shown on the Balance Sheet as it was included in the Accounts Payable as an amount owing to the bank.

