Form 10-K
period 2017-12-31
CAN CAL RESOURCES LTD
filed 2018-04-11
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

☐  Yes    ☒  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

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

☐  Yes    ☒  No

The aggregate market value of voting stock held by non-affiliates of the registrant was approximately $957,340 as of computed by reference to the sale price of a share of the registrant’s Common Stock on June 30, 2017 reported by OTC Bulletin Board (Ref: Bloomberg). The voting stock held by non-affiliates on that date consisted of 42,904,060 shares of common stock.

The number of shares outstanding of each of the registrant’s classes of common stock, as of April 4, 2018, was 43,667,060 shares of common stock, $0.001 par value held by approximately 601 shareholders.

Documents Incorporated by Reference

None.

CAN-CAL RESOURCES LTD.

COMPREHENSIVE FORM 10-K

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

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. We do not undertake to update forward-looking statements to reflect the impact of circumstances or events that arise after the dates they are made, except as otherwise provided by law. You should, however, consult further disclosures we make in this Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K.

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

In this Form 10-K references to “Can-Cal”, “the Company”, “we,” “us,” “our” and similar terms refer to Can-Cal Resources Ltd.

AVAILABLE INFORMATION

Can-Cal files annual, quarterly, and current reports and other information with the Securities and Exchange Commission (SEC). You can read these SEC filings and reports over the Internet at the SEC’s website at www.sec.gov. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Can-Cal Resources Ltd., 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.

ii

PART I

ITEM 1. BUSINESS.

Business Development

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995 under the name of British Pubs USA, Inc., as a wholly owned subsidiary of 305856 B.C., Ltd. d/b/a N.W. Electric Carriage Company (“NWE”), a British Columbia, Canada company (“NWE”). On April 12, 1995, NWE exchanged shares of British Pubs USA, Inc. for shares of NWE held by its existing shareholders, on a share for share basis. NWE changed its name to Can-Cal Resources Ltd. on July 2, 1996.

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

Business of Company

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

In 2003, the Company incorporated a wholly-owned subsidiary in Mexico, Sierra Madre Resources S.A. de C.V. (“SMR”), to be an operating entity for mining-related acquisitions and activities in Mexico. In February 2004, SMR acquired a 100% interest in a gold-silver mineral concession, in Durango State, Mexico. In July 2004, SMR applied to the Mexican Government for a gold-silver concession, also in Durango State, Mexico. These were exploration stage properties, referred to in previous Company reports as the “Arco Project” and the “Arco 2 Project”. In November 2004, SMR applied to Mexico’s Director of Mines for three grass roots, gold-silver exploration concessions located in the State of Chihuahua, Mexico. These applications were subsequently cancelled in February 2005 due to incomplete application filings. SMR may reapply for one or more of these concessions in the future, but has currently ceased operations in Mexico.

The Company’s current focus has changed from Mexico to the United States with present emphasis on the Pisgah Mountain property located in Pisgah, California (“Pisgah Property”).

All the Company’s United States properties are considered “grass roots” because they are not known to contain reserves of precious metals or other minerals (a reserve is that portion of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination). None of these properties are in production.

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

Our executive offices are located at 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7 (tel. (403) 342 6221).

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2017, the Company recorded a net loss of $349,237 and had an accumulated deficit of $11,613,029 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

All of the mineral properties in which we have an interest or right are in the exploration stages only and are without mineral reserves. Current or proposed exploration or development programs on properties in which we have an interest may not result in the discovery of any minerals or mineral reserves and may not result in a profitable commercial mining operation.

The audit report on the financial statements at December 31, 2017 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

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

We do not currently have any additional arrangements for financing and may not be able to find such financing if required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our business model and general market conditions. These factors may make the timing, amount, terms or conditions of additional financing unavailable to us.

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

Since our common stock is a penny stock, as defined in Rule 3a51-1 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), it will be more difficult for investors to liquidate their investment even if and when a market develops for the common stock. Until the trading price of the common stock rises above $5.00 per share, if ever, trading in the common stock is subject to the penny stock rules of the Securities Exchange Act specified in rules 15g-1 through 15g-10. Those rules require broker-dealers, before effecting transactions in any penny stock, to:

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

Outside of the plan, by Board resolutions, the following Stock Options were issued in the fourth quarter of 2017 with an exercise price of $0.06 per share, to each to each of the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

Also, outside the plan, the following shares were issued in the fourth quarter of 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
Thompson MacDonald	250,000
Ronald Schinnour	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	800,000

As at December 31, 2016, and December 31, 2017, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permitted us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.

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

To date there has not been a significant liquid trading market for our common stock. We cannot predict how liquid the market for our common stock might become. We currently do not satisfy the initial listing standards for any major securities exchange. Currently our common stock is traded on the OTC Pink market. Should we fail to remain traded on the OTC Pink market or not be able to be traded on the OTC Pink market, the trading price of our common stock could suffer, the trading market for our common stock may be less liquid and our common stock price may be subject to increased volatility. Furthermore, for companies whose securities are quoted on the OTC Pink market, it may be more difficult (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services generally do not publish press releases about such companies and (iii) to obtain needed capital.

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

We own or have interests in two United States properties. They are located in:

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

The property is comprised of approximately 120 acres located 10 miles southwest of Ludlow, California, with a very large hill of volcanic cinders, accessible by paved road from Interstate 40. An independent survey service hired by the Company reported that there are approximately 13,500,000 tons of volcanic cinders above the surface. Approximately 3,500,000 tons of the cinders have been screened and stockpiled, the result of prior operations by Burlington Northern Railroad Co. It processed the cinders from the hill for railroad track ballast, taking all cinders above about one-inch diameter and leaving the rest on the ground surface within one-quarter mile of the hill. The remaining material in the hill and the material left over from Burlington’s operations can easily be removed by front end loaders and loaded into dump trucks for hauling. The Cinder and Cinder #2 patented mining claims contain morphologically young alkali basalt and hawaiite lava flows and cinder (rock types created by volcanic activity). The cinder and spatter cone is about 100 meters high and has a basal diameter (circumference area at the base of the volcanic material) of about 500 meters, and was formed by the splattering of lava into a cone shape during volcanic activity. The volcanic cone and crater consists of unsorted basalis tephra (volcanic material), ranging from finest ash, through scoriascious cinders and blocks, or slag like structures born from igneous rock, to dense and broken bombs up to two meters in dimension.

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

Pisgah Property - Mining Lease

In May 1998, we signed a Mining Lease Agreement for the Pisgah Property with Twin Mountain Rock Venture, a California general partnership (“Twin Mountain,”). The Agreement is for an initial term of 10 years, with an option to renew for an additional ten-year term. Twin Mountain has the right to take 600,000 tons of volcanic cinders during the initial term, and 600,000 more tons during the additional term, for processing and sale as decorative rock. The material would be removed from the original cinder deposit, not the stockpiled material. Twin Mountain has not removed any material to date.

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

Pisgah Property – Material Supply Agreements

On January 23, 2012, the Company entered into a mineral lease agreement with GoodCorp Inc. to purchase material from the Pisgah Property. This mineral lease agreement is for an initial period of ten (10) years, with an additional five (5) year extension at the option of the lessee. Sale prices of minerals are set at diminishing prices in $0.50 increments between $12 per ton and $10 per ton for each 20,000 tons of material removed. As of the date hereof, no material has been sold and no revenue has been received by the Company under this agreement.

On April 9, 2013, the Company entered into a Material Supply Agreement (the “Original MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada company controlled by a former director of the Company and brother of our then CEO. This Agreement was amended on March 3, 2014 (the “Amended MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase volcanic lava or cinders from Pisgah Property that is not currently stockpiled on the Pisgah Property (the “Material”) at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA (the “Production Payment”). Under the Amended MSA, Candeo has the right to remove an initial amount of up to 1,000,000 tons (the “Initial Amount”) of Material from the Property and additional incremental amounts (the “Additional Amounts”) of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Property. Candeo’s right to remove the Additional Amounts from the Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

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

Location and Access

The Pisgah Project is located in San Bernardino County, 72 kilometers (45 miles) east of the city of Barstow, California, and 307 kilometers (192 miles) south-southeast of Las Vegas, Nevada, United States. Barstow lies near the southwest border of California, east of the junction of Interstate 15, Interstate 40 and U.S. Route 66. The Project is centered at Latitude 34o 44’ 47” North, Longitude 116o 22’ 29” West, or UTM (metric) coordinates 55700 E/384500 N in Zone 11, datum point NAD 27. It lies within the NW ¼ of Section 32, Township 8 North, Range 6 East from San Bernardino Meridian and has an area of 48.4 hectares (120.2 acres).

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
LEGEND

CAN-CAL RESOURCES LTD.

PISGAH MINING PROJECT
GENERAL LOCATION MAP

Figure 1

DUNCAN BAIN CONSULTING LTD.

Pisgah Project

Regional Location Map

13

Pisgah Project

Township Location Map

TOWNSHIP 8, RANGE 6
N
Hector Road
Pisgah Project Area
CAN-CAL RESOURCES LTD.
PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP
Figure 3
DUNCAN BAIN CONSULTING LTD.
Scale

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

ITEM 3. LEGAL PROCEEDINGS.

On June 3, 2014, a group of Company shareholders under the direction of Ronald D. Sloan (a former Chief Executive Officer and director of the Company) (collectively the “Plaintiffs”) filed a shareholder derivative complaint in Nevada State Court against the Company, as well as its then current directors (Thompson MacDonald, G. Michael Hogan, and Ron Schinnour), William Hogan, FutureWorth Capital Corp. and Candeo (collectively the “Defendants”). The Plaintiffs are alleging, among other things, that the Defendants caused the Company to enter into a transaction with Candeo involving the Pisgah Property that was not in the best interests of the Company. However, the transaction with Candeo is in the best interests of the Company (see "Note 3 – Related Party Transactions - Material Supply Agreement” in the attached financial statements).

There are many other allegations made by the Plaintiffs, all of which are considered by the Defendants to be frivolous with no basis in fact. In fact, due to the actions of the prior management of the Company, the Company would not have been able to continue operations and would have failed without the intervention of new management, including certain of the Defendants, and without entering into the transaction with Candeo. Accordingly, no provision has been recorded in the financial statements of the Company for any payment to the Plaintiffs pursuant to the claim or otherwise. Legal counsel for the Company is Justin Jones, Esq. of Jones Lovelock, LLP of Las Vegas, Nevada.

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. As of January 8, 2018, all Parties are progressing toward a more detailed Definitive Agreement.

Terms of the Agreement include:

•	A new Board of 5 comprised of 2 Directors nominated by Plaintiffs and 2 from Defendants. These 4 will select the 5th Director.
•	Sale of minimum tonnage of lava material to Candeo Lava Products within certain time frames.
•	Proceeds from lava material sales are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.
•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 45,000-85,000 tons are purchased, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.

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

The lawsuit brought forward by its shareholders has reached a tentative settlement. Terms of the settlement agreement include:

-	A new Board of Directors to consist of five individuals. Two nominated by the Plaintiffs, two nominated by the Defendants, and a fifth agreed upon by these four;
-	Sale of minimum tonnage of lava material to Candeo within set timeframes;
-	Proceeds from lava material sales to be applied to pay Plaintiff’s legal costs, acute accounts payable, and management fees. Annual minimum purchases of lava material by Candeo have also been established to cover the basic costs of keeping the Company in operation and solvent;
-	As Candeo develops its marketing operations, it is expected to substantially increase the volumes of its annual lava material purchases from the Company. After the first 45,000-85,000 tons are purchased, then the Company will begin to receive a 20% overriding royalty interest from Candeo’s sales of lava material;
-	The Company will be able to focus on developing any other resource potential; and
-	More complete information made available to shareholders to be expected in April 2018.

ITEM 4. MINE SAFETY DISCLOSURES.

The Company does not currently operate any mines related to its claims. As a result, mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock trades sporadically on the OTC Pink market under the symbol CCRE. Our common stock has traded infrequently on the OTC Pink market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Pink market for the calendar years 2014 through 2017. The quotations from the OTC Pink market reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2016		2017
	High	Low	High	Low
1st Quarter	$0.07	$0.03	$0.03	$0.03
2nd Quarter	$0.07	$0.05	$0.03	$0.03
3rd Quarter	$0.07	$0.05	$0.03	$0.03
4th Quarter	$0.05	$0.03	$0.03	$0.03

(b) Holders of Common Stock

As of December 31, 2017, there were approximately 43,667,060 shares outstanding held by approximately 601 shareholders.

As at	Number of shareholders		Number of shares outstanding
December 31, 2015	180		42,867,060
March 31, 2016	180		42,867,060
June 30, 2016	180		42,867,060
September 30, 2016	180		42,867,060
December 31, 2016	180		42,867,060
March 31, 2017	180		42,867,060
June 30, 2017	180		42,867,060
September 30, 2017	180		42,867,060
December 31, 2017	601	(1)	43,667,060

(1)	Official records show historical number as 598. 3 more were added in stock issuance this period. Management apologizes for confusion due to numbers reported earlier.

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

The above table includes the issuance owed to G. Michael Hogan and Bill Hogan in 2015. The shares were not officially issued until December 31, 2017.

On December 31, 2017, aside from the 600,000 shares issued to G. Michael Hogan and 240,000 shares issued to Bill Hogan, an additional 800,000 shares were issued to former and current directors of the Company for their work on seeing the Company continue.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

STOCK OPTIONS

There are no Stock Options open as of December 31, 2016. On December 31, 2017, 650,000 Stock Options were granted to members of the Board of Directors and consultants of the Company in lieu of cash compensation.

WARRANTS

Can-Cal has no warrants outstanding as of the fiscal year ending December 31, 2016, or 2017.

Recent Sales of Unregistered Securities

There were no sales of equity securities by the Company during the fiscal year ended December 31, 2016.

By Board resolutions, the following Stock Options were issued in the fourth quarter of 2017 with an exercise price of $0.06 per share, to each to each of the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

The following shares were issued in the fourth quarter of 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
Thompson MacDonald	250,000
Ronald Schinnour	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	800,000

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2016, or 2017.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2017 and 2016 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Cerbat, Arizona property.

At December 31, 2017, we had cash on hand of approximately $769 available to sustain operations. At December 31, 2016, cash on hand was $Nil. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations for the Years Ended December 31, 2017 and 2016:

($ dollars)
	For year ended December 31,
	2017	2016
Rental Income	$–	$9,167

Operating expenses:
Exploration costs	8,738	17,096
General and administrative	228,747	147,346
Depreciation	–	–
Director fees	75,000	–
Stock-based compensation	30,500	–
Total operating expenses	342,983	164,442

Net operating loss	(342,983)	(155,275)

Other income (expense):
Interest expense	(12,451)	(13,243)
Gain on sale of asset	9,000	–
Foreign exchange gain (loss)	(3,503)	145
Non-recurring income	700	268
Total other income (expense)	(6,254)	(12,830)

Loss before provision for income taxes	$(349,237)	$(168,105)
Provision for income taxes	–	–
Net loss	$(349,237)	$(168,105)

Revenues:

Rental revenue was $Nil for the year ended December 31, 2017 and $9,167 for the year ended December 31, 2016. Rental revenue relates to income derived from the rental of the Company’s land for the purposes of mineral extraction, filming movies or conducting photo shoots. The decrease in rental revenue in 2017 was due to the rental contracts not being renewed.

Exploration Costs:

For the year ended December 31, 2017, exploration costs were $8,738 and $17,096 in 2016. The decrease in exploration costs is due to lower property taxes paid on our locations in 2017.

General and Administrative:

General and administrative expenses were $228,747 for the year ended December 31, 2017 and $147,346 for 2016. This increase in general and administrative expense in 2017 was primarily due to legal expenses incurred as a result of the lawsuit brought forward by our shareholders as well as increased costs for the management contract of the Company.

Director Fees:

Director fees were $75,000 for the year ended December 31, 2017, and $Nil for 2016. During the settlement of the lawsuit from the shareholders, it was deemed prudent that the three directors of the Company would each be compensated $25,000 per year starting January 1, 2017.

Net Operating Gain or Loss:

Net operating loss for the year ended December 31, 2017 was $349,237 or $0.01 per share, there was a net operating loss of $155,275 or $0.00 per share for 2016. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Other Income:

There was other non-recurring revenue for the year ended December 31, 2017 of $700 and $268 in 2016. The other income in 2017 was due to a photoshoot on our property while other income in 2016 was due to the write-off of charges incurred.

Interest Expense:

Interest expense for the year ended December 31, 2017 was $12,451 and $13,243 in 2016. The decrease was due to an amendment in the calculations.

Net Loss:

See the explanation of Net Operating Loss above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2017 and 2016.

($ dollars)	December 31,
	2017	2016
Total Assets	6,559	1,290
Accumulated (Deficit)	(11,613,030)	(11,263,792)
Stockholders’ Equity (Deficit)	(973,665)	(654,928)
Working Capital (Deficit)	(973,665)	(654,928)

At December 31, 2017, we had total assets of $6,559, consisting of prepaid expenses and cash, compared to assets of $1,290 in 2016. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2017 was $769.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements of any kind.

Contractual Obligations

An agreement was signed effective June 10, 2016 with For Life Financial for the office administration of the Company and can be terminated by either party with one month’s written notice. An agreement was signed effective September 10, 2016 to manage the Company. The contract is effective until December 31, 2018 and will continue until the earlier of the completion of the services or the termination of the agreement. Termination of the agreement may be for any or no reason upon four months written notice. The Company may, in its sole discretion, request For Life Financial to cease performing services during the four-month period. For Life Financial may terminate this agreement for any or no reason upon two months written notice.

On September 1, 2017, an agreement was signed with Red to Black Inc. to perform the accounting for the Company. The contract is effective until December 31, 2017 and will automatically renew and can be terminated by either party with thirty-day notice.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the years ended December 31, 2017 and 2016 filed with this Annual Report.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A. CONTROLS AND PROCEDURES.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2017.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

(a) Director Compensation

With the settlement of the lawsuit brought forward by the Company’s shareholders, the Company has begun compensating its directors starting January 1, 2017 with director fees of $25,000 per annum each. Directors are also reimbursed for travel costs to attend Board meetings. The directors were also given a one-time issuance of 100,000 shares each on December 31, 2017.

(b) Identification of Certain Significant Employees and Consultants

None.

(c) Family Relationships.

Not applicable.

(d) Involvement in Certain Legal Proceedings.

None of our executive officers or directors has been involved in any of the following events during the past ten years:

(1)	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	any conviction in a criminal proceeding or being a named subject to a pending criminal proceeding (excluding traffic violations and minor offenses);

(3)	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities;

(4)	being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law;

(5)	being the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of (i) any Federal or State securities or commodities law or regulation; (ii) any law or regulation respecting financial institutions or insurance companies, including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or (iii) any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

(6)	being the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act), any registered entity (as defined in Section (1)(a)(40) of the Commodity Exchange Act), or any equivalent exchange, association, entity, or organization that has disciplinary authority over its members or persons associated with a member.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based upon a review of Forms 3 and 4 furnished to the company pursuant to Rule 16a-3(a) and written representations referred to in Item 405(b) (2)(i) of Regulation S-K, no directors, officers, beneficial owners of more than 10% of the company’s common stock, or any other person subject to Section 16 of the Exchange Act failed for the period from January 1, 2015 through December 31, 2016 to file on a timely basis the reports required by Section 16(a) of the Exchange Act.

CODE OF ETHICS

The Company has adopted a Code of Ethics. A copy of the Code of Ethics will be provided to any person, without charge, upon written request sent by email to Casey Douglass, Board Chair (casey@forlifefinancial.com).

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the years ended December 31, 2017 and 2016 for our chief executive officers and directors.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Option Awards ($)	All Other Compensation ($)	Total ($)
Casey Douglass	2017	$25,000	$-0-	$1,100	$3,000	$29,100
Director	2016	$-0-	$-0-	$-0-	$-0-	$-0-

Gary Oosterhoff	2017	$25,000	$-0-	$1,100	$3,000	$29,100
Director	2016	$-0-	$-0-	$-0-	$-0-	$-0-

Cornelus (Case) Korver	2017	$25,000	$-0-	$1,100	$3,000	$29,100
Director	2016	$-0-	$-0-	$-0-	$-0-	$-0-

Officers as a Group	2017	$75,000	$-0-	$3,300	$9,000	$87,300
	2016	$-0-	$-0-	$-0-	$-0-	$-0-

Grants of Plan-Based Awards

Outside of the Plan, each of the directors was issued 100,000 stock options on December 31, 2017. No stock options were issued to the directors in the year ended December 31, 2016.

Outstanding Equity Awards

There were 300,000 exercisable stock options held by our directors on December 31, 2017. There were no outstanding stock options vested or unvested as at December 31, 2016.

Option Exercises

There were no options issued or exercised by our executive officers during fiscal 2017, or 2016.

Equity Compensation Plan Information

There are no outstanding Warrants as of the year ended December 31, 2017, or 2016.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2017 and 2016, relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following tables are based on 43,667,060 shares of common stock outstanding as of December 31, 2017 and 42,867,060 outstanding as of December 31, 2016 (including the share issuances to Michael Hogan and William J. Hogan for the settlements of their debts). The percentage of beneficial ownership for the following table is based on 43,667,060 and 42,867,060 shares of common stock outstanding as of December 31, 2017 and 2016, respectively.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and does not necessarily indicate beneficial ownership for any other purpose. Under these rules, beneficial ownership includes those shares of common stock over which the shareholder has sole or shared voting or investment power. It also includes shares of common stock that the shareholder has a right to acquire within 60 days after December 31, 2017 pursuant to options, warrants, conversion privileges or other right. The percentage ownership of the outstanding common stock, however, is based on the assumption, expressly required by the rules of the Securities and Exchange Commission, that only the person or entity whose ownership is being reported has converted options or warrants into shares of Can-Cal’s common stock.

29

	2017
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares		Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	3,760,419		8.6%
Casey Douglass, Director	463,000	(4)	1.1%
Gary Oosterhoff, Director	300,000	(4)	0.7%
Cornelus (Case) Korver, Director	300,000	(4)	0.7%
All Current Directors and Executives as a Group	1,063,000	(4)	2.5%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.
(4)	These amounts include the 100,000 of stock options that each of the directors have that are vested and exercisable within 60 days after December 31, 2017.

	2016
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares	Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	2,960,419	6.9%
Casey Douglass, Director	263,000	0.6%
Gary Oosterhoff, Director	100,000	0.2%
Cornelus (Case) Korver, Director	100,000	0.2%
All Current Directors and Executives as a Group	463,000	1.0%

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Starting June 10, 2016, For Life Financial, a company owned by Casey Douglass, one of the directors, was hired to manage the day-to-day operations of the Company. The agreement was signed for a monthly rate of $2,100 CAD per month. On September 20, 2016, a second agreement to wholly manage the Company was added at a rate of $50,000 USD per annum.

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

Since August 2012, G. Michael Hogan, the former CEO and former Chairman of the Board, has been providing funds to the Company to pay for ongoing operations. The amount received is a note payable, is unsecured, bears interest at 10%, and is due on demand. At December 31, 2017, the amount outstanding, including interest, is $179,409.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

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

(7) Thayer O’Neal Company, LLC, was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2016 and 2017. Thayer O’Neal Company, LLC billed us as follows for the years ended December 31, 2017 and 2016, respectively:

($ dollars)	For the Fiscal Years Ended December 31,
	2017	2016
Audit Fees(a)	28,582	25,443
Audit-Related Fees(b)	–	–
Tax Fees(c)	–	–
All Other Fees(d)	–	–
Total fees paid or accrued	28,582	25,443

a)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
b)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2017 and 2016.
c)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2017 and 2016, respectively.
d)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

The following information required under this item is filed as part of this report:

(a) 1. Financial Statements

(b) 2. Financial Statement Schedules

None.

(c) 3. Exhibit Index

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		Form 10-SB	N/A	3.0	7/9/1999
3.2	Amendment to the Articles of Incorporation		Form 10-SB	N/A	3.1	7/9/1999
3.3	By-Laws		Form 10-SB	N/A	3.2	7/9/1999
10.1	Form of Mineral Lease Agreement		10-K	12/31/2014	10.1	1/7/2016
10.2	Form of Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.2	1/7/2016
10.3	Form of Subscription Agreement for Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.3	1/7/2016
10.4	Form of Warrant Certificate with FutureWorth Capital		10-K	12/31/2014	10.4	1/7/2016
31.1	Certification of Principal Executive Officer/Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary Regarding Pisgah, Wikieup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By: /s/ Casey Douglass

Casey Douglass, Chairman of the Board of Directors

Date: April 10, 2018

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff, Director

April 10, 2018

Gary Oosterhoff

/s/ Cornelus Korver, Director

April 10, 2018

Cornelus Korver

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Can-Cal Resources Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Can-Cal Resources Ltd. ("the Company") as of December 31, 2017 and 2016 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Can-Cal Resources Ltd. as of December 31, 2017 and 2016 and the results of their operations and their cash flows for each of the years in the period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America.

Matter of Emphasis

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

 /s/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2013

Houston, Texas

March 31, 2018

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	December 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash	$769	$–
Other current assets	5,790	1,290

Total current assets	6,559	1,290

Total assets	$6,559	$1,290

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$310,817	$157,366
Accounts payable, related parties	506	506
Accrued expenses	8,679	6,880
Accrued expenses, related parties	117,913	105,462
Unearned rental revenues	–	–
Unearned revenues, related party	402,438	253,765
Notes payable, related parties	139,871	132,239

Total current liabilities	980,224	656,218

Total liabilities	980,224	656,218

Commitments and contingencies (See Note 8)

Stockholders’ (deficit):
Preferred stock(1)	–	–
Common stock(2)	43,667	42,867
Additional paid-in capital	10,595,697	10,565,997
(Deficit) accumulated during exploration stage	(11,613,029)	(11,263,792)

Total stockholders’ (deficit)	(973,665)	(654,928)

Total liabilities and stockholders’ (deficit)	$6,559	$1,290

(1)	Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding
(2)	Common stock, $0.001 par value, 100,000,000 shares authorized, 43,667,060 issued and outstanding as of December 31, 2017 and 42,867,060 issued and outstanding as of December 31, 2016.

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

For the years ended December 31, 2017 and 2016

	2017	2016
Rental Income	$–	$9,167

Operating expenses:
Exploration costs	8,738	17,096
General and administrative	228,747	147,346
Depreciation	–	–
Officer salary and director fees	75,000	–
Stock-based compensation	30,500	–

Total operating expenses	342,983	164,442

Net operating loss	(342,983)	(155,275)

Other income (expense):
Interest expense	(12,451)	(13,243)
Gain on sale of assets	9,000	–
Foreign exchange gain (loss)	(3,503)	145
Non-recurring income	700	268

Total other income (expense)	(6,254)	(12,830)

Loss before provision for income taxes	(349,237)	(168,105)
Provision for income taxes	–	–

Net loss	$(349,237)	$(168,105)

Weighted average number of common shares outstanding – basic and fully diluted	42,869,252	42,867,060

Net loss per share – basic and fully diluted	$(0.01)	(0.00) (1)

(1)	Value is a negative amount less than 0.01.

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

December 31, 2017 and 2016

	Common stock		Additional	(Deficit) Accumulated during	Total
	Number of Shares	Amount	Paid-in Capital	Exploration Stage	Stockholders’ Deficit
Balance, December 31, 2015	42,867,060	$42,867	$10,565,997	$(11,095,687)	$(486,823)

Net loss	–	–	–	(168,105)	(168,105)
Balance, December 31, 2016	42,867,060	42,867	10,565,997	(11,263,792)	(654,928)

Stock-based compensation	800,000	800	29,700	–	30,500
Net loss	–	–	–	(349,237)	(349,237)
Balance, December 31, 2017	43,667,060	$43,667	$10,595,697	$(11,613,029)	$(973,665)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOW

	Year ended December 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(349,237)	$(168,105)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	30,500	–
Decrease (increase) in assets:
Prepaid expenses	(4,500)	–
Increase (decrease) in liabilities:
Accounts payable	153,451	89,716
Accrued expenses	1,799	3,480
Accrued expenses, related parties	12,451	12,502
Unearned revenues	–	(9,167)
Unearned revenues, related party	148,673	54,106

Net cash used in operating activities	(6,863)	(17,468)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable, related parties	7,632	15,563

Net cash provided by (used in) financing activities	7,632	15,563

Net increase (decrease) in cash	769	(1,905)
Cash, beginning of period	–	1,905
Cash, end of period	$769	$–

CASH PAID FOR
Interest expense	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in two mineral properties in the southwestern United States (California and Arizona, as follows: Cerbat, Arizona and Pisgah, California). The Company previously had mineral rights in Owl Canyon, California and Wikieup, Arizona, which have now been abandoned.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred an accumulated deficit of $11,613,029 for the period from inception (March 22, 1995) through December 31, 2017. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

Revenue

Revenue is generated form the lease of mineral properties under our control. Revenue is recognized monthly over the term of the lease.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

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

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2017 and 2016 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Stock-Based Compensation

The Company has adopted FASB guidance on stock-based compensation. Under FASB ASC 718-10-30-2, all stock-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.

Modification of Warrants

There has been no recognition of any stock-based finance charges for the years ended December 31, 2017 and 2016.

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

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Capitalized Mineral Costs

Mineral rights are recorded at cost of acquisition. When there is little likelihood of a mineral right being exploited; the value of mineral rights has diminished below cost, or the economic feasibility of extraction is limited, a write-down is affected against income in the period that such determination is made. Non-mining assets are recorded at cost of acquisition. These assets include the assets of the mining operation not included in the previous categories and all the assets of the non-mining operations. Mining assets, including mine development and infrastructure costs and mine plant facilities, are recorded at cost of acquisition. Expenditures incurred to evaluate and develop new ore bodies, to define mineralization in existing ore bodies, to establish or expand productive capacity, is capitalized until commercial levels of production are achieved, at which time the costs will be amortized.

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

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $349,237 for the year ended December 31, 2017, has used net cash in operating activities of $8,068,818 from inception and had a working capital deficit of $973,665 at December 31, 2017. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Compensation

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, FutureWorth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2017, the Company owed FutureWorth Capital Corp. $506 (2016 - $506) as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

On June 10, 2016, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, For Life Financial. The terms of the agreement include monthly compensation of $2,100 CAD for managing the Company. On September 10, 2016, the Company amended the agreement to include additional annual compensation $50,000 USD, payable monthly as the scope of work increased.

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of December 31, 2017.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. (Note 9)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
County taxes	$1,290	$1,290
Audit fees	4,500	–

Total prepaid expenses	$5,790	$1,290

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Note payable (1)	$129,871	$122,239
Promissory note payable (2)	10,000	10,000

Total related party notes payable	$139,871	$132,239

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand.
(2)	Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

The following presents components of interest expense by instrument type for the years ended December 31, 2017 and 2016, respectively:

	December 31,
	2017	2016
Interest on notes payable, related parties	$12,451	$13,243
Accounts payable related vendor finance charges	–	–
Finance Costs (Equity based)	–	–
Total interest expense	$12,451	$13,243

NOTE 6 – UNEARNED REVENUES

On April 9, 2013, the Company entered into the Original MSA with Candeo and the Amended MSA on March 3, 2014. Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. As of December 31, 2017 and 2016, we had unearned revenue from this agreement totaling $402,438 and $253,765, respectively.

NOTE 7 – COMMITMENTS AND CONTINGENCIES

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

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

There are many other allegations made by the Plaintiffs, all of which are considered by the Defendants to be frivolous with no basis in fact. In fact, due to the actions of the prior management of the Company, the Company would not have been able to continue operations and would have failed without the intervention of new management, including certain of the Defendants, and without entering into the transaction with Candeo. Accordingly, no provision has been recorded in the financial statements of the Company for any payment to the Plaintiffs pursuant to the claim or otherwise. Legal counsel for the Company is Justin C. Jones, Esq., currently of Jones Lovelock of Las Vegas, Nevada.

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

In or about June 2017, the Securities and Exchange Commission initiated an administrative proceeding before an administrative law judge seeking to revoke Can-Cal’s registration as a publicly traded security. In November 2017, the SEC’s Division of Enforcement sought summary adjudication on the issue of permanent revocation of Cal-Cal’s securities registration. Can-Cal opposed the motion and the matter has been fully briefed; however, as of April 4, 2018, the administrative law judge has not issued a ruling.

NOTE 8 – SHAREHOLDERS’ EQUITY

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

An additional 800,000 shares were issued on December 31, 2017 to the Directors and former Directors of the Company. (Note 9)

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

NOTE 9 – STOCK-BASED COMPENSATION

Option Plan

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. There were no options issued during the year ended December 31, 2016.

Forward Look at Stock-Based Incentive

Outside of the plan, by Board resolutions, the following Stock Options were issued in Q4 2017 with an exercise price of $0.06 per share, each to the following for director and/or consultant services rendered to Can-Cal Resources:

Recipient Name	Stock Options Granted
Sandra Rogoza	100,000
Red To Black Inc.	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm, a company owned by Cornelus Korver	100,000
For Life Financial Ltd., a company owned by Casey Douglass	100,000
Total	650,000

The following shares were issued in Q4 2017 for director and/or consultant services rendered as follows:

Recipient Name	Shares Issued
Thompson MacDonald	250,000
Ronald Schinnour	250,000
1045899 Alberta Ltd., a company owned by Gary Oosterhoff	100,000
Revrok Farm Ltd., a corporation owned by Cornelus Korver	100,000
For Life Financial Ltd., a corporation owned by Casey Douglass	100,000
Total	800,000

NOTE 10 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2017, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $9,657,641 and $9,308,403 of federal net operating losses at December 31, 2017 and 2016, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2017 and 2016

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
Deferred tax asset (tax rate 21%)
Net operating loss carry forwards	$2,028,105	$1,954,765
Total deferred tax assets:	2,028,105	1,954,765
Less: Valuation allowance	(2,028,105)	(1,954,765)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2017 and 2016.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

