Form 10-Q
period 2018-03-31
CAN CAL RESOURCES LTD
filed 2018-05-15
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

42 Springfield Avenue, Red Deer, Alberta, Canada, T4N 0C7

(Address of principal executive offices) (Zip Code)

403.342.6221

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).	Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[ ]		Accelerated filer	[ ]
Non-accelerated filer	[ ]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	Yes [ ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,667,060 common shares issued and outstanding as at May 11, 2018.

CAN-CAL RESOURCES LTD.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2018 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	March 31, 2018	December 31, 2017
Assets

Current Assets
Cash	$3,752	$769
Other current assets	5,790	5,790
Total Current Assets	9,542	6,559

Total Assets	$9,542	$6,559

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$315,344	$310,817
Accounts payable, related party	506	506
Accrued expenses	6,999	8,679
Accrued expenses, related party	96,071	117,913
Unearned revenues, related party	450,000	402,438
Notes payable, related parties	191,136	139,871
Total Current Liabilities	1,060,056	980,224

Total Liabilities	1,060,056	980,224

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at March 31, 2018 and December 31, 2017	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,689,878)	(11,613,029)
Total Stockholders’ Equity (Deficit)	(1,050,514)	(973,665)

Total Liabilities and Stockholders’ Equity (Deficit)	$9,542	$6,559

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating expenses
General and administrative expense	$76,160	$7,515
Director fees	18,750	–
Total operating expenses	94,910	7,515

Net loss from operations	(94,910)	(7,515)

Other income (expense)
Interest expense, related party	18,022	(2,828)
Foreign exchange gain (loss)	39	(188)
Total other income (expense)	18,061	(3,016)

Loss before provision for income taxes	(76,849)	(10,531)
Provision for taxes	–	–

Net loss	$(76,849)	$(10,531)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	42,867,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2018	Three Months Ended March 31, 2017
Operating activities
Net loss for the year	$(76,849)	$(10,531)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	2,847	6,050
Accounts payable and accrued expenses, related party	(21,842)	2,828
Unearned revenues, related party	47,562	–
Net cash (used in) operating activities	(48,282)	(1,653)

Financing activities
Proceeds from issuance of loans payable	51,265	1,653
Proceeds from issuance of convertible notes payable	–	–
Net cash provided by financing activities	51,265	1,653

Net changes in cash and equivalents	2,983	–

Cash and equivalents at beginning of the period	769	–

Cash and equivalents at end of the period	$3,752	$–

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2018 and 2017

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Unaudited interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2017 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred an accumulated deficit of $11,638,879 for the period from inception (March 22, 1995) through December 31, 2017. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $76,849 for the three months ended March 31, 2018, has used net cash in operating activities of $8,117,100 from inception and had a working capital deficit of $1,050,514 at March 31, 2018. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of March 31, 2018.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. (Note 9)

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of March 31, 2018 and December 31, 2017, respectively:

	March 31, 2018	December 31, 2017
Note payable (1)	$149,129	$129,871
Promissory note payable (2)	–	10,000
Promissory note payable (3)	42,007	–
Total related party notes payable	$191,136	$139,871

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand.

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

(3)

Promissory note payable originated on February 1, 2018 with Candeo, a company in which the former CEO is a director. The note bears an interest rate of 10% per annum and is payable on or before December 31, 2018.

The following presents components of interest expense by instrument type as of March 31, 2018 and 2017, respectively:

	March 31, 2018	March 31, 2017
Interest on notes payable, related parties	$(18,022)	$2,828
Accounts payable related vendor finance charges	–	–
Finance Costs (Equity based)	–	–
Total interest expense	$(18,022)	$2,828

The negative interest recognized in the three months ended March 31, 2018 is due to a recalculation on the loan per revisions to the agreement from the lawyers of the lawsuit. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report contains “forward-looking statements”. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements regarding: the plans, strategies and objections of management for future operations; the future plans or business of our company; future economic conditions or performance; and any statements of assumptions underlying any of the foregoing.

Forward-looking statements may include the words “may,” “could,” “estimate,” “intend,” “continue,” “believe,” “expect” or “anticipate” or other similar words. These forward-looking statements present our estimates and assumptions only as of the date of this report. Accordingly, readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the dates on which they are made. Except as required by applicable law, we do not intend, and undertake no obligation, to update any forward-looking statement.

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

●	our current lack of working capital;

●	a possible inability to raise additional financing;

●	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

●	deterioration in general or regional economic conditions;

●	adverse state or federal legislation or regulations that increase the costs of compliance;

●	inability to efficiently manage our operations; and

●	the unavailability of funds for capital expenditures.

All financial information contained herein is shown in United States dollars unless otherwise stated. Our financial statements are prepared in accordance with United States generally accepted accounting principles.

In this quarterly report, unless otherwise specified, all references to “shares” refer to shares of common stock in the capital of our company.

As used in this quarterly report on Form 10-Q, the terms “we”, “us” “our” and “Can-Cal” refer to Can-Cal Resources Ltd., a Nevada corporation, unless otherwise specified.

Corporate Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property and the Cerbat, Arizona property.

At March 31, 2018, we had cash on hand of approximately $3,752 available to sustain operations. At December 31, 2017, cash on hand was $769. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Results of Operations for the Three Months Ended March 31, 2018 and 2017:

	Three Months ended March 31,
	2018	2017
Operating expenses:
General and administrative	$76,160	$7,515
Director fees	18,750	–
Total operating expenses	94,910	7,515

Net operating loss	(94,910)	(7,515)

Other income (expense):
Interest expense	18,022	(2,828)
Foreign exchange gain (loss)	39	(188)
Total other income (expense)	18,061	(3,016)

Loss before provision for income taxes	(76,849)	(10,531)
Provision for income taxes	–	–
Net loss	$(76,849)	$(10,531)

General and Administrative:

General and administrative expenses were $76,160 for the three months ended March 31, 2018 and $7,515 for 2017. This increase in general and administrative expense in 2018 was primarily due to management fees, legal fees, and filing fees.

Director Fees:

Director fees were $18,750 for the three months ended March 31, 2018, and $Nil for the three months ended March 31, 2017. During the settlement of the lawsuit from the shareholders, it was deemed that the three directors of the Company would each be compensated $25,000 per year starting January 1, 2017, however, the entirety of the 2017 amounts were recorded in the fourth quarter of 2017.

Net Operating Gain or Loss:

Net operating loss for the three months ended March 31, 2018 was $76,849 or $0.00 per share, there was a net operating loss of $10,531 or $0.00 per share for the three months ended March 31, 2017. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three months ended March 31, 2018 was a recovery of $18,022 and a $2,828 expense for 2017. The reason for the recovery of $18,022 in the first quarter of 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan. After being reviewed by the lawyers involved in the lawsuit, it was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Net Loss:

See the explanation of Net Operating Loss above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2018 and December 31, 2017.

	March 31, 2018	December 31, 2017
Total Assets	$9,542	$6,559
Accumulated (Deficit)	(11,689,878)	(11,613,029)
Stockholders’ Equity (Deficit)	(1,051,514)	(973,665)
Working Capital (Deficit)	$(1,050,514)	$(973,665)

At March 31, 2018, we had total assets of $9,542, consisting of prepaid expenses and cash, compared to assets of $6,559 at December 31, 2017. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at March 31, 2018 was $3,752.

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

On September 1, 2017, an agreement was signed with Red to Black Inc. to perform the accounting for the Company. The contract is effective until December 31, 2017 and will automatically renew and can be terminated by either party with thirty days notice. No new contract has been signed and the automatic renewal has been continuing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2018.

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

PART II - OTHER INFORMATION

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

Pursuant to an Order of the Eighth Judicial District Court of the State of Nevada in and for Clark County, a hearing will be held before the Honorable Elizabeth Goff Gonzalez on July 9, 2018 at 8:30 a. m. in Department 11 of the Eighth Judicial District Court of the State of Nevada in and for Clark County. At the Settlement Hearing, the Court will consider whether to grant final approval of the settlement and Plaintiffs’ attorneys’ fees and expenses and certain stock awards to Plaintiffs’ Counsel (“Stock Awards”). The Court may adjourn the Settlement Hearing without further notice to Can-Cal shareholders.

This Stipulation and Agreement of Settlement and the detailed Notice of Proposed Settlement and Settlement Hearing (“Notice”), describing the Derivative Action, the Proposed Settlement, and the rights of Can-Cal shareholders with regard to the settlement, has been filed with the Court and is available for viewing on Defendants’ Counsel’s websites (www.HollandandHart.com and www.JonesLovelock.com), or on Plaintiffs’ Counsel’s website (www.Sklarlaw.com/notices/Can-Cal).

ITEM 1A. RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended March 31, 2018, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		Form 10-SB	N/A	3.0	7/9/1999
3.2	Amendment to the Articles of Incorporation		Form 10-SB	N/A	3.1	7/9/1999
3.3	By-Laws		Form 10-SB	N/A	3.2	7/9/1999
10.1	Form of Mineral Lease Agreement		10-K	12/31/2014	10.1	1/7/2016
10.2	Form of Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.2	1/7/2016
10.3	Form of Subscription Agreement for Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.3	1/7/2016
10.4	Form of Warrant Certificate with FutureWorth Capital		10-K	12/31/2014	10.4	1/7/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pisgah, Wikieup, Cerbat and the Owl Canyon Properties		10-KSB/A	12/31/07	99.1	03/11/09
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By:	/s/ Casey Douglass
Casey Douglass, Chairman of the Board of Directors

Date: May 15, 2018

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff
Gary Oosterhoff
Director
May 15, 2018

/s/ Cornelus Korver
Cornelus Korver
Director
May 15, 2018

