Form 10-Q
period 2018-06-30
CAN CAL RESOURCES LTD
filed 2018-08-15
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,667,060 common shares issued and outstanding as at August 15, 2018.

CAN-CAL RESOURCES LTD.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended June 30, 2018 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	June 30, 2018	December 31, 2017
Assets

Current Assets
Cash	$112	$769
Other current assets	5,790	5,790
Total Current Assets	5,902	6,559

Total Assets	$5,902	$6,559

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$287,619	$310,817
Accounts payable, related party	506	506
Accrued expenses	6,999	8,679
Accrued expenses, related party	102,867	117,913
Unearned revenues, related party	450,000	402,438
Notes payable, related parties	214,298	139,871
Total Current Liabilities	1,062,289	980,224

Total Liabilities	1,062,289	980,224

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at June 30, 2018 and December 31, 2017	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,695,751)	(11,613,029)
Total Stockholders’ Equity (Deficit)	(1,056,387)	(973,665)

Total Liabilities and Stockholders’ Equity (Deficit)	$5,902	$6,559

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Operating expenses
Exploration costs	$1,251	$4,953	$1,251	$4,953
General and administrative expense	38,413	59,679	114,573	67,194
Director fees	18,750	–	37,500	–
Total operating expenses	58,414	64,632	153,324	72,147

Net loss from operations	(58,414)	(64,632)	(153,324)	(72,147)

Other income (expense)
Interest expense, related party	(6,796)	(2,860)	11,226	(5,688)
Gain from sale of assets	–	9,000	–	9,000
Other income	–	700	–	700
Foreign exchange gain (loss)	352	(1,333)	391	(1,521)
Liability write-off	58,985	–	58,985	–
Total other income (expense)	52,541	5,507	70,602	2,491

Loss before provision for income taxes	(5,873)	(59,125)	(82,722)	(69,656)
Provision for taxes	–	–	–	–

Net loss	$(5,873)	$(59,125)	$(82,722)	$(69,656)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	42,867,060	43,667,060	42,867,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Operating activities
Net loss for the year	$(82,722)	$(69,656)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(24,878)	10,927
Accounts payable and accrued expenses, related party	(15,046)	5,688
Unearned revenues, related party	47,562	48,954
Net cash (used in) operating activities	(75,084)	(4,087)

Financing activities
Proceeds from issuance of loans payable	84,427	4,499
Repayment of loans payable	(10,000)	–
Proceeds from issuance of convertible notes payable	–	–
Net cash provided by financing activities	74,427	4,499

Net changes in cash and equivalents	(657)	412

Cash and equivalents at beginning of the period	769	–

Cash and equivalents at end of the period	$112	$412

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$3,800	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2018 and 2017

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $5,873 and $82,722 for the three and six months ended June 30, 2018, respectively, has used net cash in operating activities of $8,143,902 from inception and had a working capital deficit of $11,695,751 at June 30, 2018. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA. Balances as at June 30, 2018 and December 31, 2017 were $450,000 and $402,438, respectively.

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

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of June 30, 2018.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. No new stock options have been issued as of June 30, 2018. (Note 9)

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of June 30, 2018 and December 31, 2017, respectively:

	June 30, 2018	December 31, 2017
Note payable (1)	$146,885	$129,871
Promissory note payable (2)	–	10,000
Promissory note payable (3)	67,413	–
Total related party notes payable	$214,298	$139,871

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand. Per the settlement of a lawsuit, the terms of this note were adjusted. Legal expenses incurred as a result of the lawsuit would bear interest at 10%, however, all other expenses would bear interest at 5%.
(2)	Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014. Repaid on January 4, 2018.
(3)	Promissory note payable originated on February 1, 2018 with Candeo, a company in which the former CEO is a director. The note bears an interest rate of 10% per annum and is payable on or before December 31, 2018.

The following presents components of interest expense by instrument type:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017
Interest on notes payable, related parties	$(6,796)	$(2,860)	$11,226	$(5,688)
Total interest expense	$(6,796)	$(2,860)	$11,226	$(5,688)

The negative interest recognized in the six months ended June 30, 2018 is due to a recalculation on the loan per revisions to the agreement from the lawyers of the lawsuit recognized in the first three months of 2018. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

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

At June 30, 2018, we had cash on hand of approximately $112 available to sustain operations. At December 31, 2017, cash on hand was $769. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations

Three and Six Months Ended June 30, 2018 Compared to the Three and Six Months Ended June 30, 2017

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017:

	Three Months Ended June 30, 2018	Three Months Ended June 30, 2017	Six Months Ended June 30, 2018	Six Months Ended June 30, 2017

Operating expenses
Exploration costs	$1,251	$4,953	$1,251	$4,953
General and administrative expense	38,413	59,679	114,573	67,194
Director fees	18,750	–	37,500	–
Total operating expenses	58,414	64,632	153,324	72,147

Net loss from operations	(58,414)	(64,632)	(153,324)	(72,147)

Other income (expense)
Interest expense, related party	(6,796)	(2,860)	11,226	(5,688)
Gain from sale of assets	–	9,000	–	9,000
Other income	–	700	–	700
Foreign exchange gain (loss)	352	(1,333)	391	(1,521)
Liability write-off	58,985	–	58,985	–
Total other income (expense)	52,541	5,507	70,602	2,491

Loss before provision for income taxes	(5,873)	(59,125)	(82,722)	(69,656)
Provision for taxes	–	–	–	–

Net loss	$(5,873)	$(59,125)	$(82,722)	$(69,656)

Exploration Costs:

Exploration costs were $1,251 and $1,251 for the three and six months ended June 30, 2018, respectively, and $4,953 and $4,953 for the three and six months ended June 30, 2017, respectively. The costs in both years were related to property taxes.

General and Administrative:

General and administrative expenses were $38,413 and $114,573 for the three and six months ended June 30, 2018, respectively, and $59,679 and $67,194 for 2017, respectively. The decrease in the three months ended June 30, 2018 from June 30, 2017 is due to high legal costs incurred in 2017 due to a lawsuit (Part II. Other Information - Item 1. Legal Proceedings), but the overall increase in general and administrative expense in 2018 was primarily due to management fees and filing fees.

Director Fees:

Director fees were $18,750 and $37,500 for the three and six months ended June 30, 2018, respectively, and $Nil and $Nil for the three and six months ended June 30, 2017, respectively. During the settlement of a lawsuit from the shareholders, it was deemed that the three directors of the Company would each be compensated $25,000 per year starting January 1, 2017, however, the entirety of the 2017 amounts were recorded in the fourth quarter of 2017.

Net Operating Gain or Loss:

Net operating loss for the three and six months ended June 30, 2018 was $58,414 or $0.00 per share and $70,602 or $0.00 per share, respectively, there was a net operating loss of $64,632 or $0.00 per share and $72,147 or $0.00 for the three and six months ended June 30, 2017, respectively. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three and six months ended June 30, 2018 was an expense of $6,796 and a recovery of $11,226, respectively, and a $2,860 and $5,688 expense for 2017, respectively. The recovery in the six months ended June 30, 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan that was recognized in the first three months of the year. After being reviewed by the lawyers involved in the lawsuit, it was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Gain on Sale of Assets:

Gain on sale of assets in 2017 occurred due to the sale of a truck that had been wholly depreciated on the books.

Other Income

Other income in 2017 was $700 received for a movie shoot on Can-Cal’s property in May 2017.

Liability Write-off:

Certain liabilities were written off in the quarter as backup was provided showing that vendors had acknowledged a zero balance. Expense and payment transactions for these would have occurred during the period that the comprehensive Form 10-K had covered from October 1, 2015 to September 30, 2017 when backup for these payments had not previously been received.

Net Loss:

For the three months ended June 30, 2018, net loss, compared to net operating loss, was largely positively impacted by the liability write-off while the six months ended June 30, 2018 also benefitted from the interest recalculation in the first three months of 2018. The three and six months ended June 30, 2017 saw a $9,700 positive impact from the gain on sale of assets and other income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2018 and December 31, 2017.

	June 30, 2018	December 31 2017
Total Assets	$5,902	$6,559
Accumulated (Deficit)	(1,062,289)	(11,613,029)
Stockholders’ Equity (Deficit)	(1,056,387)	(973,665)
Working Capital (Deficit)	$(1,056,387)	$(973,665)

At June 30, 2018, the Company had total assets of $5,902, consisting of prepaid expenses and cash, compared to assets of $6,559 at December 31, 2017. The Company has implemented financial controls in the business to ensure each expense is warranted and needed. The Company had $112 of cash on hand at June 30, 2018.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements of any kind.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2018.

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

As was press released, published as legal notice in several newspapers, mailed out to shareholders and made available for viewing on Defendants’ Counsel’s websites (www.hollandandhart.com and www.joneslovelock.com) as well as on Plaintiffs’ Counsel’s website (www.sklarlaw.com/notices/Can-Cal), a Settlement Hearing was held in the Eighth Judicial District Court of the State of Nevada in and for Clark County in Las Vegas, Nevada on July 9, 2018, before the Honorable Elizabeth Goff Gonzalez. The terms of the “Stipulation and Agreement of Settlement” were generally upheld and confirmed, except that a stock award was not granted to the Plaintiffs’ Counsel. The settlement allow for:

-	the end of the current litigation
-	the ratification of the Second Amended and Restated Material Supply Agreement with Candeo Lava Products Inc., which sets out immediate and future lava product sales to it, the receipts of which will cover accounts payables as well as near term basic operating costs
-	the creation of a new board of directors

ITEM 1A. RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended June 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended June 30, 2018, we have had no senior securities issued and outstanding.

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

Date: August 15, 2018

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff, Director

Date: August 15, 2018

Gary Oosterhoff

/s/ Cornelus Korver, Director

Date: August 15, 2018

Cornelus Korver

