Form 10-Q
period 2018-09-30
CAN CAL RESOURCES LTD
filed 2018-11-14
CIK 1083848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

403.342.6221

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).	Yes [X] No [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	[_]		Accelerated filer	[_]
Non-accelerated filer	[_]	(Do not check if a smaller reporting company)	Smaller reporting company	[X]
			Emerging growth company	[_]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.	Yes [_] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).	Yes [_] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,667,060 common shares issued and outstanding as at November 13, 2018.

CAN-CAL RESOURCES LTD.

FORM 10-Q

1

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended September 30, 2018 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	September 30, 2018	December 31, 2017
Assets

Current Assets
Cash	$9,877	$769
Other current assets	5,790	5,790
Total Current Assets	15,667	6,559

Total Assets	$15,667	$6,559

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$301,041	$310,817
Accounts payable, related party	6,759	506
Accrued expenses	6,999	8,679
Accrued expenses, related party	102,805	117,913
Unearned revenues, related party	557,500	402,438
Notes payable, related parties	146,885	139,871
Total Current Liabilities	1,121,989	980,224

Total Liabilities	1,121,989	980,224

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at September 30, 2018 and December 31, 2017	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,745,686)	(11,613,029)
Total Stockholders’ Equity (Deficit)	(1,106,322)	(973,665)

Total Liabilities and Stockholders’ Equity (Deficit)	$15,667	$6,559

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Operating expenses
Exploration costs	$–	$–	$1,251	$4,953
General and administrative expense	28,374	7,392	142,947	74,586
Director fees	18,750	–	56,250	–
Total operating expenses	47,124	7,392	200,448	79,539

Net loss from operations	(47,124)	(7,392)	(200,448)	(79,539)

Other income (expense)
Interest expense, related party	(2,283)	(2,891)	8,943	(8,579)
Gain from sale of assets	–	–	–	9,000
Other income	–	–	–	700
Foreign exchange loss	(528)	(1,521)	(137)	(3,042)
AP write-off	–	–	58,985	–
Total other income (expense)	(2,811)	(4,412)	67,791	(1,921)

Loss before provision for income taxes	(49,935)	(11,804)	(132,657)	(81,460)
Provision for taxes	–	–	–	–

Net loss	$(49,935)	$(11,804)	$(132,657)	$(81,460)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	42,867,060	43,667,060	42,867,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Operating activities
Net loss for the year	$(132,657)	$(81,460)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(5,203)	(5,031)
Accounts payable and accrued expenses, related party	(15,108)	8,579
Gain on debt forgiveness	(58,985)	–
Unearned revenues, related party	155,062	73,584
Net cash (used in) operating activities	(56,891)	(4,328)
Liquidation of AP	58,985	–
Sub-total	2,094	–

Financing activities
Proceeds from issuance of loans payable , related party	7,014	6,052
Net cash provided by financing activities	7,014	6,052

Net changes in cash and equivalents	9,108	1,724

Cash and equivalents at beginning of the period	769	–

Cash and equivalents at end of the period	$9,877	$1,724

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$–	$–
Cash paid for income taxes	$–	$–
Non-cash gain on elimination of payables	$58,895	$–

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and nine months ended September 30, 2018 and 2017

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

Gains and Losses from Debt Extinguishment

Gain from extinguishment of debt. The Company reflects gain on extinguishment of debt as a credit to earnings from operations in the period in which it is determined that the liability has been forgiven either by the vendor, judicial authority, or the passing of the stature of limitations. Gains from related parties are credited to paid in capital.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2018 and 2017 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $49,935 and $132,657 for the three and nine months ended September 30, 2018, respectively, has used net cash in operating activities of $8,066,726 from inception and had a working capital deficit of $1,106,322 at September 30, 2018. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

3. RELATED PARTY TRANSACTIONS

Material Supply Agreement

On April 9, 2013, the Company entered into a material supply agreement (“Original MSA”) with Candeo. On March 3, 2014, the Company entered into an amended material supply agreement (“Amended MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. Under the Amended MSA, Candeo has the right to remove an Initial Amount of up to 1,000,000 tons of Material from the Pisgah Property and Additional Amounts of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Pisgah Property. Candeo’s right to remove the Additional Amounts from the Pisgah Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Pisgah Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

Under the Amended MSA, Candeo was required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf.

The term of the Amended MSA was extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

The Court decision rendered on July 9, 2018 incorporated the Terms of the “Stipulation and Agreement of Settlement” and set the terms of the second amended material supply agreement (“Second Amended MSA”). The terms thereof include the following:

PURCHASE PAYMENT. The price that Candeo shall pay to Can-Cal per ton of Material (“Purchase Payment”) purchased by Candeo (or its assign or assigns) following the date hereof, shall be as follows:

(a)	With respect to the sale of Material that is not a Minimum Purchase (as hereafter defined), 20% of the Gross Sale Revenue; and
(b)	With respect to the sale of Material that is a Minimum Purchase, fifteen U.S. dollars (US$15.00) per ton; and
(c)	In respect of Minimum Purchases referred to in section 7(b) and (c) below only, in the event that the Gross Sale Revenue per ton is greater than U.S.$15.00 per ton, an amount equal to 20% of the amount that the Gross Sale Revenue per ton exceeds US$15.00 per ton.

Candeo (or its assign or assigns) shall pay such Purchase Payment to Can-Cal quarterly, with each Purchase Payment being made on or before the January 15, April 15, July 15 or October 15 immediately following the date the subject Material has been purchased by Candeo, except where a more specific date for payment is set forth in Paragraph 7 below.

MINIMUM PURCHASES OF MATERIAL. Candeo will purchase a minimum amount of Material (the “Minimum Purchases”) as follows:

(a)	twenty-five thousand (25,000) tons of Material shall be paid for within five (5) days following the Start Date, with an option of Candeo to purchase an additional twenty thousand (20,000) tons of Material exercisable and payable by Candeo within 180 days following the Start Date (“Option 1”), and only upon the prior exercise and payment in full under Option 1, then Candeo shall be granted the right to purchase an additional forty thousand (40,000) tons of Material exercisable and payable by Candeo within 365 days following the Start Date (“Option 2”);

(b)	ten thousand (10,000) tons of Material during each of the first three years following the first anniversary of the Start Date, unless Option 1 has not been exercised and paid in full by Candeo, in which case this Minimum Purchase obligation (10,000 tons per year) commences upon the Start Date and payment in full for the first year ($150,000) thereunder must be made within 180 days following the Start Date; and

(c)	in each year following the three year period referred to in section 7(b) above, the Minimum Purchase amount will increase (or decrease) from ten thousand (10,000) tons of Material by an amount equal to the increase (or decrease) in the Consumer Price Index for the calendar year ended immediately prior to the calculation (“the CPI adjustment”).

For greater clarity, only in respect of the Minimum Purchases referenced in section 7(a) above, the Purchase Payment shall be limited to and shall not exceed the amount of US$15.00 per ton. The Material purchased as part of the Minimum Purchases by Candeo may remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. Candeo hereby agrees that it will provide thirty (30) days prior written notice to Can-Cal of the commencement of the operations on the Property, which notice will state the anticipated amount of Material to be removed, the period of time during which the removal will occur and the means that will be used to effect such removal. A separate License Agreement shall secure Candeo’s irrevocable right to access and remove Material purchased and paid for, but not removed from the Property.

Pursuant to the Stipulation & Settlement Agreement, Can-Cal must also restructure its Board of Directors and amend its Articles of Incorporation, at shareholder meeting to be held this December or January, by adding a new Article 14 to read as follows:

“FOURTEENTH: Notwithstanding any other provision of this Certificate of Amendment of Articles of Incorporation or the By-laws of the corporation, and in addition to any affirmative vote of the holders of any particular class of stock of the corporation required by applicable law, the Articles of Incorporation or the By-laws of the corporation, the affirmative vote of the holders of at least 90% of the voting power of the shares of the then outstanding voting stock of the corporation, voting together as a single class, shall be required to authorize any of the Supermajority Matters. For purposes hereof, the “Supermajority Matters” are: (i) authorization of the corporation to file a voluntary petition for relief under the provisions of Chapter 11 of Title 11 of the United States Code (i.e., the U.S. Bankruptcy Code); (ii) modification of that certain Second Amended Material Supply Agreement by and between the corporation and Candeo Lava Products, Inc.; (iii) increase to the corporation’s outstanding voting capital securities to more than 100 million outstanding votes, in the aggregate; and (iv) the Amendment or repeal of any provisions of this Article FOURTEENTH or the adoption of any provisions inconsistent with this Article FOURTEENTH.”

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA. Balances as at September 30, 2018 and December 31, 2017 were $557,500 and $402,438, respectively.

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

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of September 30, 2018.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. No new stock options have been issued as of September 30, 2018. (Note 9)

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2018	December 31, 2017
Note payable (1)	$146,885	$129,871
Promissory note payable (2)	–	10,000
Promissory note payable (3)	–	–
Total related party notes payable	$146,885	$139,871

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand. Per the settlement of a lawsuit, the terms of this note were adjusted. Legal expenses incurred as a result of the lawsuit would bear interest at 10%, however, all other expenses would bear interest at 5%.
(2)	Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matures on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014. Repaid on January 4, 2018.
(3)	Promissory note payable originated on February 1, 2018 with Candeo, a company in which the former CEO is a director. The note bears an interest rate of 10% per annum and is payable on or before December 31, 2018. On July 9, 2018, the principal and accrued interest was converted to a material purchase for inventory.

The following presents components of interest expense by instrument type:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017
Interest on notes payable, related parties	$(2,283)	$(2,891)	$8,943	$(8,579)
Total interest expense	$(2,283)	$(2,891)	$8,943	$(8,579)

The negative interest recognized in the nine months ended September 30, 2018 is due to a recalculation on the loan per revisions to the agreement from the lawyers of the lawsuit recognized in the first three months of 2018. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

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

Although we believe the expectations reflected in the forward-looking statements in this report are reasonable, actual results could differ materially from those projected or assumed in any forward-looking statements. All forward-looking statements are subject to change and inherent risks and uncertainties. The factors impacting these risks and uncertainties include, but are not limited to:

•	our current lack of working capital;

•	a possible inability to raise additional financing;

•	the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	deterioration in general or regional economic conditions;

•	adverse state or federal legislation or regulations that increase the costs of compliance;

•	inability to efficiently manage our operations; and

•	the unavailability of funds for capital expenditures.

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

At September 30, 2018, we had cash on hand of approximately $9,877 available to sustain operations. At December 31, 2017, cash on hand was $769. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

On April 9, 2013, the Company entered into a material supply agreement (“Original MSA”) with Candeo. On March 3, 2014, the Company entered into an amended material supply agreement (“Amended MSA”). Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. Under the Amended MSA, Candeo has the right to remove an Initial Amount of up to 1,000,000 tons of Material from the Pisgah Property and Additional Amounts of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Pisgah Property. Candeo’s right to remove the Additional Amounts from the Pisgah Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Pisgah Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

Under the Amended MSA, Candeo was required to purchase a minimum of ten thousand (10,000) tons of Material during each of the first three years of the term of the agreement, all at a purchase price of $15.00 per ton, for a total payment of $150,000 per year in each of the first three years of the Term, with credit being given by the Company to Candeo for all pre-paid tons of Material that have already been purchased and paid for under the Original MSA. The Pre-Purchased Material will remain on the Pisgah Property until Candeo commences its production operations or engages the Company to mine and remove Material on Candeo’s behalf.

The term of the Amended MSA was extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Amended MSA and that the whole of the Initial Amount has been removed from the Property.

The Court decision rendered on July 9, 2018 incorporated the Terms of the “Stipulation and Agreement of Settlement” and set the terms of the second amended material supply agreement (“Second Amended MSA”). The terms thereof include the following:

PURCHASE PAYMENT. The price that Candeo shall pay to Can-Cal per ton of Material (“Purchase Payment”) purchased by Candeo (or its assign or assigns) following the date hereof, shall be as follows:

(a)	With respect to the sale of Material that is not a Minimum Purchase (as hereafter defined), 20% of the Gross Sale Revenue; and
(b)	With respect to the sale of Material that is a Minimum Purchase, fifteen U.S. dollars (US$15.00) per ton; and
(c)	In respect of Minimum Purchases referred to in section 7(b) and (c) below only, in the event that the Gross Sale Revenue per ton is greater than U.S.$15.00 per ton, an amount equal to 20% of the amount that the Gross Sale Revenue per ton exceeds US$15.00 per ton.

Candeo (or its assign or assigns) shall pay such Purchase Payment to Can-Cal quarterly, with each Purchase Payment being made on or before the January 15, April 15, July 15 or October 15 immediately following the date the subject Material has been purchased by Candeo, except where a more specific date for payment is set forth in Paragraph 7 below.

MINIMUM PURCHASES OF MATERIAL. Candeo will purchase a minimum amount of Material (the “Minimum Purchases”) as follows:

(a)	twenty-five thousand (25,000) tons of Material shall be paid for within five (5) days following the Start Date, with an option of Candeo to purchase an additional twenty thousand (20,000) tons of Material exercisable and payable by Candeo within 180 days following the Start Date (“Option 1”), and only upon the prior exercise and payment in full under Option 1, then Candeo shall be granted the right to purchase an additional forty thousand (40,000) tons of Material exercisable and payable by Candeo within 365 days following the Start Date (“Option 2”);

(b)	ten thousand (10,000) tons of Material during each of the first three years following the first anniversary of the Start Date, unless Option 1 has not been exercised and paid in full by Candeo, in which case this Minimum Purchase obligation (10,000 tons per year) commences upon the Start Date and payment in full for the first year ($150,000) thereunder must be made within 180 days following the Start Date; and

(c)	in each year following the three year period referred to in section 7(b) above, the Minimum Purchase amount will increase (or decrease) from ten thousand (10,000) tons of Material by an amount equal to the increase (or decrease) in the Consumer Price Index for the calendar year ended immediately prior to the calculation (“the CPI adjustment”).

For greater clarity, only in respect of the Minimum Purchases referenced in section 7(a) above, the Purchase Payment shall be limited to and shall not exceed the amount of US$15.00 per ton. The Material purchased as part of the Minimum Purchases by Candeo may remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. Candeo hereby agrees that it will provide thirty (30) days prior written notice to Can-Cal of the commencement of the operations on the Property, which notice will state the anticipated amount of Material to be removed, the period of time during which the removal will occur and the means that will be used to effect such removal. A separate License Agreement shall secure Candeo’s irrevocable right to access and remove Material purchased and paid for, but not removed from the Property.

Pursuant to the Stipulation & Settlement Agreement, Can-Cal must also restructure its Board of Directors and amend its Articles of Incorporation, at shareholder meeting to be held this December or January, by adding a new Article 14 to read as follows:

“FOURTEENTH: Notwithstanding any other provision of this Certificate of Amendment of Articles of Incorporation or the By-laws of the corporation, and in addition to any affirmative vote of the holders of any particular class of stock of the corporation required by applicable law, the Articles of Incorporation or the By-laws of the corporation, the affirmative vote of the holders of at least 90% of the voting power of the shares of the then outstanding voting stock of the corporation, voting together as a single class, shall be required to authorize any of the Supermajority Matters. For purposes hereof, the “Supermajority Matters” are: (i) authorization of the corporation to file a voluntary petition for relief under the provisions of Chapter 11 of Title 11 of the United States Code (i.e., the U.S. Bankruptcy Code); (ii) modification of that certain Second Amended Material Supply Agreement by and between the corporation and Candeo Lava Products, Inc.; (iii) increase to the corporation’s outstanding voting capital securities to more than 100 million outstanding votes, in the aggregate; and (iv) the Amendment or repeal of any provisions of this Article FOURTEENTH or the adoption of any provisions inconsistent with this Article FOURTEENTH.”

Results of Operations

Three and Nine Months Ended September 30, 2018 Compared to the Three and Nine Months Ended September 30, 2017

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017:

	Three Months Ended September 30, 2018	Three Months Ended September 30, 2017	Nine Months Ended September 30, 2018	Nine Months Ended September 30, 2017

Operating expenses
Exploration costs	$–	$–	$1,251	$4,953
General and administrative expense	28,374	7,392	142,947	74,586
Director fees	18,750	–	56,250	–
Total operating expenses	47,124	7,392	200,448	79,539

Net loss from operations	(47,124)	(7,392)	(200,448)	(79,539)

Other income (expense)
Interest expense, related party	(2,283)	(2,891)	8,943	(8,579)
Gain from sale of assets	–	–	–	9,000
Other income	–	–	–	700
Foreign exchange gain (loss)	(528)	(1,521)	(137)	(3,042)
Liability write-off	–	–	58,985	–
Total other income (expense)	(2,811)	(4,412)	67,791	(1,921)

Loss before provision for income taxes	(49,935)	(11,804)	(132,657)	(81,460)
Provision for taxes	–	–	–	–

Net loss	$(49,935)	$(11,804)	$(132,657)	$(81,460)

Exploration Costs:

Exploration costs were $Nil and $1,251 for the three and nine months ended September 30, 2018, respectively, and $Nil and $4,953 for the three and nine months ended September 30, 2017, respectively. The costs in both years were related to property taxes.

General and Administrative:

General and administrative expenses were $28,374 and $142,947 for the three and nine months ended September 30, 2018, respectively, and $7,392 and $74,586 for 2017, respectively. The increase in costs from 2018 compared to 2017 is from the overall increase in general and administrative expense in due to management fees and filing fees.

Director Fees:

Director fees were $18,750 and $56,250 for the three and nine months ended September 30, 2018, respectively, and $Nil and $Nil for the three and nine months ended September 30, 2017, respectively. During the settlement of a lawsuit from the shareholders, it was deemed that the three directors of the Company would each be compensated $25,000 per year starting January 1, 2017, however, the entirety of the 2017 amounts were recorded in the fourth quarter of 2017.

Net Operating Gain or Loss:

Net operating loss for the three and nine months ended September 30, 2018 was $49,935 or $0.00 per share and $132,657 or $0.00 per share, respectively, there was a net operating loss of $11,804 or $0.00 per share and $81,460 or $0.00 for the three and nine months ended September 30, 2017, respectively. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three and nine months ended September 30, 2018 was an expense of $2,283 and a recovery of $8,943, respectively, and a $2,891 and $8,579 expense for 2017, respectively. The recovery in the nine months ended September 30, 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan that was recognized in the first three months of the year. After being reviewed by the lawyers involved in the lawsuit, it was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Gain on Sale of Assets:

Gain on sale of assets in 2017 occurred due to the sale of a truck that had been wholly depreciated on the books.

Other Income

Other income in 2017 was $700 received for a movie shoot on Can-Cal’s property in May 2017.

Liability Write-off:

Certain liabilities were written off in the year as backup was provided showing that vendors had acknowledged a zero balance. Expense and payment transactions for these would have occurred during the period that the comprehensive Form 10-K had covered from October 1, 2015 to September 30, 2017 when backup for these payments had not previously been received.

Net Loss:

For the three months ended September 30, 2018, net loss was largely impacted by the general and administrative expense and director fees while the nine months ended September 30, 2018 was also impacted from the liability write-off in the first three months of 2018. The nine months ended September 30, 2017 saw a $9,700 positive impact from the gain on sale of assets and other income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2018 and December 31, 2017.

	September 30, 2018	December 31, 2017
Total Assets	$15,667	$6,559
Accumulated (Deficit)	(11,745,686)	(11,613,029)
Stockholders’ Equity (Deficit)	(1,106,322)	(973,665)
Working Capital (Deficit)	$(1,106,322)	$(973,665)

At September 30, 2018, the Company had total assets of $15,667, consisting of prepaid expenses and cash, compared to assets of $6,559 at December 31, 2017. The Company has implemented financial controls in the business to ensure each expense is warranted and needed. The Company had $9,877 of cash on hand at September 30, 2018.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2018.

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

As was press released, published as legal notice in several newspapers, mailed out to shareholders and made available for viewing on Defendants’ Counsel’s websites (www.hollandandhart.com andwww.joneslovelock.com) as well as on Plaintiffs’ Counsel’s website (www.sklarlaw.com/notices/Can-Cal), a Settlement Hearing was held in the Eighth Judicial District Court of the State of Nevada in and for Clark County in Las Vegas, Nevada on July 9, 2018, before the Honorable Elizabeth Goff Gonzalez. The terms of the “Stipulation and Agreement of Settlement” were generally upheld and confirmed, except that a stock award was not granted to the Plaintiffs’ Counsel. The settlement allow for:

-	the end of the current litigation
-	the ratification of the Second Amended and Restated Material Supply Agreement with Candeo Lava Products Inc., which sets out immediate and future lava product sales to it, the receipts of which will cover accounts payables as well as near term basic operating costs
-	the creation of a new board of directors

The Court decision rendered on July 9, 2018 incorporated the Terms of the “Stipulation and Agreement of Settlement” and set the terms of the second amended material supply agreement (“Second Amended MSA”). The terms thereof include the following:

PURCHASE PAYMENT. The price that Candeo shall pay to Can-Cal per ton of Material (“Purchase Payment”) purchased by Candeo (or its assign or assigns) following the date hereof, shall be as follows:

(a)	With respect to the sale of Material that is not a Minimum Purchase (as hereafter defined), 20% of the Gross Sale Revenue; and
(b)	With respect to the sale of Material that is a Minimum Purchase, fifteen U.S. dollars (US$15.00) per ton; and
(c)	In respect of Minimum Purchases referred to in section 7(b) and (c) below only, in the event that the Gross Sale Revenue per ton is greater than U.S.$15.00 per ton, an amount equal to 20% of the amount that the Gross Sale Revenue per ton exceeds US$15.00 per ton.

Candeo (or its assign or assigns) shall pay such Purchase Payment to Can-Cal quarterly, with each Purchase Payment being made on or before the January 15, April 15, July 15 or October 15 immediately following the date the subject Material has been purchased by Candeo, except where a more specific date for payment is set forth in Paragraph 7 below.

MINIMUM PURCHASES OF MATERIAL. Candeo will purchase a minimum amount of Material (the “Minimum Purchases”) as follows:

(a)	twenty-five thousand (25,000) tons of Material shall be paid for within five (5) days following the Start Date, with an option of Candeo to purchase an additional twenty thousand (20,000) tons of Material exercisable and payable by Candeo within 180 days following the Start Date (“Option 1”), and only upon the prior exercise and payment in full under Option 1, then Candeo shall be granted the right to purchase an additional forty thousand (40,000) tons of Material exercisable and payable by Candeo within 365 days following the Start Date (“Option 2”);

(b)	ten thousand (10,000) tons of Material during each of the first three years following the first anniversary of the Start Date, unless Option 1 has not been exercised and paid in full by Candeo, in which case this Minimum Purchase obligation (10,000 tons per year) commences upon the Start Date and payment in full for the first year ($150,000) thereunder must be made within 180 days following the Start Date; and

(c)	in each year following the three year period referred to in section 7(b) above, the Minimum Purchase amount will increase (or decrease) from ten thousand (10,000) tons of Material by an amount equal to the increase (or decrease) in the Consumer Price Index for the calendar year ended immediately prior to the calculation (“the CPI adjustment”).

For greater clarity, only in respect of the Minimum Purchases referenced in section 7(a) above, the Purchase Payment shall be limited to and shall not exceed the amount of US$15.00 per ton. The Material purchased as part of the Minimum Purchases by Candeo may remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. Candeo hereby agrees that it will provide thirty (30) days prior written notice to Can-Cal of the commencement of the operations on the Property, which notice will state the anticipated amount of Material to be removed, the period of time during which the removal will occur and the means that will be used to effect such removal. A separate License Agreement shall secure Candeo’s irrevocable right to access and remove Material purchased and paid for, but not removed from the Property.

Pursuant to the Stipulation & Settlement Agreement, Can-Cal must also restructure its Board of Directors and amend its Articles of Incorporation, at shareholder meeting to be held this December or January, by adding a new Article 14 to read as follows:

“FOURTEENTH: Notwithstanding any other provision of this Certificate of Amendment of Articles of Incorporation or the By-laws of the corporation, and in addition to any affirmative vote of the holders of any particular class of stock of the corporation required by applicable law, the Articles of Incorporation or the By-laws of the corporation, the affirmative vote of the holders of at least 90% of the voting power of the shares of the then outstanding voting stock of the corporation, voting together as a single class, shall be required to authorize any of the Supermajority Matters. For purposes hereof, the “Supermajority Matters” are: (i) authorization of the corporation to file a voluntary petition for relief under the provisions of Chapter 11 of Title 11 of the United States Code (i.e., the U.S. Bankruptcy Code); (ii) modification of that certain Second Amended Material Supply Agreement by and between the corporation and Candeo Lava Products, Inc.; (iii) increase to the corporation’s outstanding voting capital securities to more than 100 million outstanding votes, in the aggregate; and (iv) the Amendment or repeal of any provisions of this Article FOURTEENTH or the adoption of any provisions inconsistent with this Article FOURTEENTH.”

ITEM 1A. RISK FACTORS.

As we are a smaller reporting company, we are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended September 30, 2018, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended September 30, 2018, we have had no senior securities issued and outstanding.

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

Date: November 14, 2018

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff

Gary Oosterhoff, Director

Date: November 14, 2018

/s/ Cornelus Korver

Cornelus Korver, Director

Date: November 14, 2018

