Form 10-K
period 2018-12-31
CAN CAL RESOURCES LTD
filed 2020-01-07
CIK 1083848

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-26669

CAN-CAL RESOURCES LTD.

(Exact name of registrant as specified in its charter)

Nevada	86-0865852
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Springfield Avenue
Red Deer, Alberta, Canada	T4N 0C7
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (403) 342 6221

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Title of each class	Name of each exchange on which registered
None	None

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

☐  Yes   ☒  No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
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

The number of shares outstanding of each of the registrant’s classes of common stock, as of November 15, 2019, was 43,667,060 shares of common stock, $0.001 par value held by approximately 601 shareholders.

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

Business of Company

The Company is an exploration company. Since 1996, we have examined various mineral properties prospective for precious metals and minerals and acquired those deemed promising. We own one mineral property, Pisgah Crater, in California.. The Company formerly had an interest in a property in Owl Canyon, California, as well as Wikieup, and Cerbat, Arizona but these were abandoned.

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

Risk Factors Related to Our Business

Losses to Date and General Risks Faced by the Company.

We are an exploration stage company engaged in the acquisition and exploration of precious metals mineral properties. To date, we have no producing properties. As a result, we have had minimal sources of operating revenue and we have historically operated and continue to operate at a loss. For the year ended December 31, 2018, the Company recorded a net loss of $200,179 and had an accumulated deficit of $11,813,208 at that date. Our ultimate success will depend on our ability to generate profits from our properties.

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

The audit report on the financial statements at December 31, 2018 has a “going concern” qualification, which means we may not be able to continue operations unless we obtain additional funding and are successful with our strategic plan.

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

The exploration for minerals is highly speculative and involves risks different from and in some instances greater than risks encountered by companies in other industries. Without extensive technical and economic feasibility studies, no one can know if any property can be mined at a profit. Most exploration programs do not result in the discovery of mineralization that leads to commercially viable mining activities and most exploration programs never recover the funds invested in them. Furthermore, even with promising reserve reports and feasibility studies, profits cannot be assured. We have not systematically drilled and sampled any of our properties to confirm the presence of any concentrations of precious metals and drilling and sampling results to date have been inconclusive.

The British Columbia Securities Commission has required us to obtain a report by an independent consultant qualified under the standards of the BCSC.

The British Columbia Securities Commission (“BCSC”) previously required the Company to obtain a report by an independent consultant qualified under the standards of the BCSC. Under British Columbia securities laws, all disclosure of scientific or technical information, including disclosure of a mineral resource or mineral reserve must be based on information prepared by or under the supervision of an independent third party who is “qualified” under the terms of that law. The Company was therefore required under order to supply such verification by a “qualified” third party consultant, and its stock was prohibited from trading in British Columbia until the BCSC accepted such verification. The Company subsequently retained a “qualified” third party consultant who prepared and filed the necessary reports with the BCSC to bring the filings up to date. Can-Cal intends to bring all SEC filings up to date and subsequently satisfy requirements of both BCSC & Alberta Securities Commission. Contingent on expected funding, Can-Cal anticipates this to transpire in Q1, 2020.

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

As at December 31, 2017, and December 31, 2018, we had no options outstanding under our 2003 Non-Qualified Option Plan. Our 2003 Non-Qualified Option Plan permitted us to issue up to 1,500,000 shares of our common stock either upon exercise of stock options granted under such plan or through restricted stock awards under such plan.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

GENERAL

We own one property, Pisgah Crater, in the United States, located in:

•	Pisgah, San Bernadino County, California

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

In the United States, one property is owned (patented mining claims on a volcanic cinders property) at Pisgah, California.

The evaluation and acquisition of precious metals, mining properties and mineral properties is competitive; as there are numerous companies involved in the mining and minerals business. The Company has processed and tested mineralized materials and produced very small amounts of precious metals on a testing basis. These have come primarily from testing material from the Pisgah Mountain.

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

On April 9, 2013, the Company entered into a Material Supply Agreement (the “Original MSA”) with Candeo Lava Products, Inc. (“Candeo”), an Alberta, Canada company controlled by a former director of the Company and brother of our then CEO. This Agreement was amended on December 7, 2018 (the “Amended MSA”) wherein the mining permit has been extended to December 31, 2048 and the Reclamation Plan expiring on December 31, 2050. Pursuant to the Amended MSA, Candeo is entitled to purchase volcanic lava or cinders from Pisgah Property that is not currently stockpiled on the Pisgah Property (the “Material”) at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA (the “Production Payment”). Under the Amended MSA, Candeo has the right to remove an initial amount of up to 1,000,000 tons (the “Initial Amount”) of Material from the Property and additional incremental amounts (the “Additional Amounts”) of 1,000,000 tons each, upon the successful removal of the Initial Amount from the Property. Candeo’s right to remove the Additional Amounts from the Property is on the basis that once Candeo has removed the first Additional Amount of the Material from the Property, it shall have the right to remove subsequent Additional Amounts of Material from the Property, so long as it removes its then current Additional Amount. As such, Candeo’s right to extend the term of the Amended MSA is entirely based on Candeo’s successful performance of its Material removal commitments under the terms of the Amended MSA.

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

14

Pisgah Project

Township Location Map

TOWNSHIP 8, RANGE 6
N
Hector Road
Pisgah Project Area
CAN-CAL RESOURCES LTD.
PISGAH MINING PROJECT
TOWNSHIP LOCATION MAP
Figure
3
DUNCAN BAIN CONSULTING LTD.
Scale

15

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

We conducted (in late June and July 2002) a limited number of preliminary tests and assays on material taken from mine dumps (material left on the property from mining by others many years ago). It was anticipated that this material could be economically processed. However, the dump material tonnage will not support a small-scale operation without being supplemented with additional underground ore. We are considering selling or farming out the property, as there have been expressions of interest in the property from time to time. We have had no significant activity on Cerbat and Can-Cal has now abandoned this property.

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

Terms of the Agreement include:

•	A new Board of 4 comprised of 3 Directors of which 1 was nominated by Plaintiffs and 2 from Defendants. The members are Casey Douglas, Gary Oosterhoff, and Hugo Bondi. There was also an advisory board member, Cosimo La Porta named as of May 13, 2019.
•	Sale of minimum tonnage of lava material to Candeo Lava Products within certain time frames.
•	Proceeds from lava material sales are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.
•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.

Can-Cal Resources will be able to focus on developing any other resource potential.

The lawsuit brought forward by its shareholders has reached a tentative settlement. Terms of the settlement agreement include:

-	A new Board of Directors to consist of five individuals. Two nominated by the Plaintiffs, two nominated by the Defendants, and a fifth agreed upon by these four;

-	Sale of minimum tonnage of lava material to Candeo within set timeframes;

-	Proceeds from lava material sales to be applied to pay Plaintiff’s legal costs, acute accounts payable, and management fees. Annual minimum purchases of lava material by Candeo have also been established to cover the basic costs of keeping the Company in operation and solvent;

-	As Candeo develops its marketing operations, it is expected to substantially increase the volumes of its annual lava material purchases from the Company. After the first 90,000-110,000 tons are purchased, then the Company will begin to receive a 20% overriding royalty interest from Candeo’s sales of lava material;

-	The Company will be able to focus on developing any other resource potential

In the ordinary course of business, we are from time to time involved in various pending or threatened legal actions. The litigation process is inherently uncertain, and it is possible that the resolution of such matters might have a material adverse effect upon our financial condition and/or results of operations. However, in the opinion of our Board of Directors, matters currently pending or threatened against us are not expected to have a material adverse effect on our financial position or results of operations.

ITEM 4. MINE SAFETY DISCLOSURES.

The Company does not currently operate any mines related to its claims. As a result, mine safety disclosures are not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

(a) Market Information

Our Common Stock trades sporadically on the OTC Pink market under the symbol CCRE. Our common stock has traded infrequently on the OTC Pink market, which limits our ability to locate accurate high and low bid prices for each quarter within the last two fiscal years. Therefore, the following table lists the quotations for the high and low bid prices as reported by a Quarterly Trade and Quote Summary Report of the OTC Pink market for the calendar years 2014 through 2018. The quotations from the OTC Pink market reflect inter-dealer prices without retail mark-up, markdown, or commissions and may not represent actual transactions.

	2017		2018
	High	Low	High	Low
1st Quarter	$0.07	$0.03	$0.03	$0.03
2nd Quarter	$0.07	$0.05	$0.03	$0.03
3rd Quarter	$0.07	$0.05	$0.03	$0.03
4th Quarter	$0.05	$0.03	$0.03	$0.03

(b) Holders of Common Stock

As of December 31, 2018, there were approximately 43,667,060 shares outstanding held by approximately 601 shareholders.

As at	Number of shareholders	Number of shares outstanding
December 31, 2016	180	42,867,060
March 31, 2017	180	42,867,060
June 30, 2017	180	42,867,060
September 30, 2017	180	42,867,060
December 31, 2017	601(1)	43,667,060
March 31, 2018	601	43,667,060
June 30, 2018	601	43,667,060
September 30, 2018	601	43,667,060
December 31, 2018	601	43,667,060

___________

(1)	Official records show historical number as 598. 3 more were added in stock issuance this period. Management apologizes for confusion due to numbers reported earlier.

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

(d) Securities Authorized for Issuance under Equity Compensation Plans

STOCK OPTIONS

On December 31, 2017, 650,000 stock options were granted to members of the Board of Directors and consultants of the Company in lieu of cash compensation. No stock options were issued during the year ended December 31, 2018.

WARRANTS

Can-Cal has no warrants outstanding as of the fiscal year ended December 31, 2017, or 2018.

Recent Sales of Unregistered Securities

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

There were no sales of equity securities by the Company during the fiscal year ended December 31, 2018.

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the year ended December 31, 2017, or 2018.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion of the business, financial condition and results of operation of the Company should be read in conjunction with the financial statements of the Company for the years ended December 31, 2018 and 2017 and the notes to those statements that are included elsewhere in this Annual Report on Form 10-K. Our discussion includes forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Actual results and the timing of events could differ materially from those anticipated in these forward-looking statements as a result of a number of factors, including those set forth under the section titled “Risk Factors.”

Overview

Can-Cal Resources Ltd. is a publicly traded exploration stage company engaged in seeking the acquisition and exploration of metals mineral properties. As part of its growth strategy, the Company will focus its future activities in the USA, with an emphasis on the Pisgah Mountain, California property.

At December 31, 2018, we had cash on hand of approximately $54 available to sustain operations. At December 31, 2017, cash on hand was $769. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

We expect in the near term to continue to rely on outside financing activities to finance our operations. We used investment proceeds realized during 2012 for (i) completion of work-up of two potential extraction processes to determine which process we will employ to potentially prove up any precious metals, platinum groups elements and/or other base metals on the Pisgah, California property. if any; (ii) strategic working capital reserve and (iii) to finance our operations.

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

Results of Operations for the Years Ended December 31, 2018 and 2017:

For the year ended December 31,	2018	2017
Rental Income	$-	$-

Operating expenses:
Exploration costs	21,753	8,738
General and administrative	193,421	228,747
Depreciation	–	–
Director fees	75,000	75,000
Stock-based compensation	–	30,500
Total operating expenses	290,174	342,983

Net operating loss	(290,174)	(342,983)

Other income (expense):
Interest adjustment (expense)	7,970	(12,451)
Gain on sale of asset	–	9,000
Foreign exchange gain (loss)	792	(3,503)
Gain on settlement of accounts payable	81,233	–
Non-recurring income	–	700
Total other income (expense)	89,995	(6,254)

Loss before provision for income taxes	(200,179)	(349,237)
Provision for income taxes	–	–
Net loss	$(200,179)	$(349,237)

Revenues:

Rental revenue was $Nil for the year ended December 31, 2018 and December 31, 2017.

Exploration Costs:

For the year ended December 31, 2018, exploration costs were $21,753 and $8,738 in 2017. The decrease in exploration costs is due to lower property taxes paid on our locations in 2018.

General and Administrative:

General and administrative expenses were $193,421 for the year ended December 31, 2018 and $228,747 for 2017. The higher general and administrative expense in 2017 was primarily due to legal expenses incurred as a result of the lawsuit brought forward by our shareholders.

Director Fees:

Director fees were $75,000 for the year ended December 31, 2018, and $75,000 for 2017. During the settlement of the lawsuit from the shareholders, it was deemed prudent that the three directors of the Company would each be compensated $25,000 per year starting January 1, 2017.

Net Operating Gain or Loss:

Net operating loss for the year ended December 31, 2018 was $290,174 or $0.01 per share, there was a net operating loss of $342,983 or $0.01 per share for 2017. The decrease in operating loss increase is primarily due to lower General and Administrative expense as explained above.

Other Income:

In the year ended December 31, 2018, there was a gain on the settlement of accounts payable of $81,233. This was due to negotiations with our vendors and coming to agreements for partial payments. Gain on the settlement of accounts payable for the year ended December 31, 2017 was $nil.

There was other non-recurring revenue for the year ended December 31, 2018 of $nil and $700 in 2017. The other income in 2017 was due to a photoshoot on our property while other income in 2016 was due to the write-off of charges incurred.

Interest Expense:

Interest expense for the year ended December 31, 2018 was a positive $7,970, this is due to an amendment in the interest calculation. For the year ended December 31, 2017, interest expense was $12,451.

Net Loss:

Net loss for the year ended December 31, 2018 was $200,179 compared to $349,237 in 2017. The decrease in the net loss is due to the lower general and administrative costs and gain on settlement of accounts payable.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at December 31, 2018 and 2017.

As at December 31,	2018	2017
Total Assets	$54	$6,559
Accumulated (Deficit)	(11,813,208)	(11,613,030)
Stockholders’ Equity (Deficit)	(1,173,844)	(973,665)
Working Capital (Deficit)	$(1,173,844)	$(973,665)

At December 31, 2018, we had total assets of $54, consisting of prepaid expenses and cash, compared to assets of $6,559 in 2017. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at December 31, 2018 was $54.

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

An accounting policy is deemed to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, if different estimates reasonably may have been used, or if changes in the estimate that are reasonably likely to occur may materially impact the financial statements. We refer readers to Note 1 to our audited financial statements for the years ended December 31, 2018 and 2017 filed with this Annual Report.

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

None.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of December 31, 2018.

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

Name	Age	Position and Tenure
Casey Douglass	59	Director and Chairman of the Board.
Gary Oosterhoff	61	Director.
Hugo Bondi	54	Director. Elected May 13, 2019
Cosimo La Porta	57	Advisory Board Member. Elected May 13, 2019

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth summary compensation information for the years ended December 31, 2018 and 2017 for our chief executive officers and directors.

Summary Compensation Table
Name and Principal Position	Fiscal Year	Salary	Bonus	Option Awards	All Other Compensation	Total
Casey Douglass	2018	$25,000	$-0-	$-0-	$-0-	$25,000
Director	2017	$25,000	$-0-	$1,100	$3,000	$29,100

Gary Oosterhoff	2018	$25,000	$-0-	$-0-	$-0-	$25,000
Director	2017	$25,000	$-0-	$1,100	$3,000	$29,100

Cornelus (Case) Korver	2018	$25,000	$-0-	$-0-	$-0-	$25,000
Director	2017	$25,000	$-0-	$1,100	$3,000	$29,100

Officers as a Group	2018	$75,000	$-0-	$-0-	$-0-	$25,000
	2017	$75,000	$-0-	$3,300	$9,000	$87,300

Grants of Plan-Based Awards

No stock options were issued to the directors in the year ended December 31, 2018. Outside of the Plan, each of the directors was issued 100,000 stock options on December 31, 2017.

Outstanding Equity Awards

There were 300,000 exercisable stock options held by our directors on December 31, 2018 and December 31, 2017.

Option Exercises

There were no options issued or exercised by our executive officers during the year ended December 31, 2018, or December 31, 2017.

Equity Compensation Plan Information

There are no outstanding Warrants as of the year ended December 31, 2018, or 2017.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables presents information, to the best of Can-Cal’s knowledge, about the ownership of Can-Cal’s common stock on December 31, 2018 and 2017, relating to those persons known to beneficially own more than 5% of Can-Cal’s capital stock and by Can-Cal’s directors and executive officers. The percentage of beneficial ownership for the following tables are based on 43,667,060 shares of common stock outstanding as of December 31, 2018 and 43,667,060 outstanding as of December 31, 2017 (including the share issuances to Michael Hogan and William J. Hogan for the settlements of their debts). The percentage of beneficial ownership for the following table is based on 43,667,060 and 43,667,060 shares of common stock outstanding as of December 31, 2018 and 2017, respectively.

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

	2018
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares		Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	3,760,419		8.6%
Casey Douglass, Director	463,000	(4)	1.1%
Gary Oosterhoff, Director	300,000	(4)	0.7%
Cornelus (Case) Korver, Director	300,000	(4)	0.7%
All Current Directors and Executives as a Group	1,063,000	(4)	2.5%

___________

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.
(4)	These amounts include the 100,000 of stock options that each of the directors have that are vested and exercisable within 60 days after December 31, 2018.

34

	2017
Name and Address of Beneficial Owner, Officer or Director Notes (1) & (3)	Number of Shares		Percentage of Outstanding Common Stock Note (2)
Beneficial Owners, Officers and Directors:
G Michael Hogan, Former CEO, President and Director	3,760,419		8.6%
Casey Douglass, Director	463,000	(4)	1.1%
Gary Oosterhoff, Director	300,000	(4)	0.7%
Cornelus (Case) Korver, Director	300,000	(4)	0.7%
All Current Directors and Executives as a Group	1,063,000	(4)	2.5%

___________

(1)	As used in this table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security).
(2)	Figures are rounded to the nearest tenth of a percent.
(3)	The address of each person is care of Can-Cal: 42 Springfield Avenue, Red Deer, Alberta, Canada T4N 0C7.
(4)	These amounts include the 100,000 of stock options that each of the directors have that are vested and exercisable within 60 days after December 31, 2017.

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

Since August 2012, G. Michael Hogan, the former CEO and former Chairman of the Board, has been providing funds to the Company to pay for ongoing operations. The amount received is a note payable, is unsecured, and is due on demand. Amounts received for legal expenses bear interest at 10% and amounts received for other expenses bear interest at 5%. At December 31, 2018, the amount outstanding, including interest, is $185,875.

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

(7) Thayer O’Neal Company, LLC, was retained as our auditing firm by the Board of Directors for the fiscal years ended December 31, 2018 and 2017. Thayer O’Neal Company, LLC billed us as follows for the years ended December 31, 2018 and 2017, respectively:

For the year ended December 31,	2018	2017
Audit Fees (1)	$4,500	$28,582
Audit-Related Fees (2)	–	–
Tax Fees (3)	–	–
All Other Fees (4)	–	–
Total fees paid or accrued	$4,500	$28,582

___________

(1)	Includes fees for audit of the annual financial statements and review of quarterly financial information filed with the Securities and Exchange Commission.
(2)	For assurance and related services that were reasonably related to the performance of the audit or review of the financial statements, which are not included in the Audit Fees category. The Company had no Audit-Related Fees for the periods ended December 31, 2018 and 2017.
(3)	For tax compliance, tax advice, and tax planning services, relating to any and all federal and state tax returns as necessary for the periods ended December 31, 2018 and 2017, respectively.

(4)	For services in respect of any and all other reports as required by the SEC and other governing agencies.

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

Date: January 7, 2020

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff, Director

January 7, 2020

Gary Oosterhoff

/s/ Hugo Bondi, Director

January 7, 2020

Hugo Bondi

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Can-Cal Resources Ltd.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Can Cal Resources, Ltd. (“the Company”), as of December 31, 2018 and 2017, and the related statements of operations, changes in stockholder’s deficit and cash flows for the years then ended and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with U.S generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatements of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of a Matter

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note #2 to the financial statements, the Company has limited operations and has yet to attain profitability. This raises substantial doubt about its ability to continue as a going concern. Management’s plan in this regard is also described in Note #2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ Thayer O’Neal Company, LLC

Thayer O’Neal Company, LLC

We have served as the Company's auditor since 2015

Sugar Land, Texas

January 7, 2020

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

BALANCE SHEETS

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash	$54	$769
Other current assets	–	5,790

Total current assets	54	6,559

Total assets	$54	$6,559

LIABILITIES AND STOCKHOLDERS’ (DEFICIT)
Current liabilities:
Accounts payable	$258,029	$239,225
Accounts payable, related parties	62,673	62,673
Accrued expenses	19,930	18,104
Accrued expenses, related parties	101,122	62,132
Unearned revenues, related party	583,066	402,438
Notes payable, related parties	149,078	195,652

Total current liabilities	1,173,898	980,224

Total liabilities	1,173,898	980,224

Commitments and contingencies (See Note 8)

Stockholders’ deficit:
Preferred stock(1)	–	–
Common stock(2)	43,667	43,667
Additional paid-in capital	10,595,697	10,595,697
Accumulated deficit	(11,813,208)	(11,613,029)

Total stockholders’ deficit	(1,173,844)	(973,665)

Total liabilities and stockholders’ deficit	$54	$6,559

___________

(1)	Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding.
(2)	Common stock, $0.001 par value, 100,000,000 shares authorized, 43,667,060 issued and outstanding as of December 31, 2018 and December 31, 2017.

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF OPERATIONS

	For the years ended December 31,
	2018	2017
Rental Income	$–	$–

Operating expenses:
Exploration costs	21,753	8,738
General and administrative	193,421	228,747
Officer salary and director fees	75,000	75,000
Stock-based compensation	–	30,500

Total operating expenses	290,174	342,983

Net operating loss	(290,174)	(342,983)

Total other income (expense)	89,995	(6,254)

Loss before provision for income taxes	(200,179)	(349,237)
Provision for income taxes	–	–

Net loss	$(200,179)	$(349,237)

Weighted average number of common shares outstanding – basic and fully diluted	43,667,060	42,869,252

Net loss per share – basic and fully diluted	$(0.00)	$(0.01)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional		Total
	Number of		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	42,867,060	$42,867	$10,565,997	$(11,263,792)	$(654,928)

Stock-based compensation	800,000	800	29,700	–	30,500
Net loss	–	–	–	(349,237)	(349,237)
Balance, December 31, 2017	43,667,060	$43,667	$10,595,697	$(11,613,029)	$(973,665)

Net loss	–	–	–	(200,179)	(200,179)
Balance, December 31, 2018	43,667,060	$43,667	$10,595,697	$(11,813,208)	$(1,173,844)

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

STATEMENTS OF CASH FLOWS

For the years ended December 31, 2018 and 2017

	For the years ended December 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(200,179)	$(349,237)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	–	30,500
Decrease (increase) in assets:
Other current assets	5,790	(4,500)
Increase (decrease) in liabilities:	–
Accounts payable	18,803	153,451
Accrued expenses		1,799
Accrued expenses, related parties	1,826	12,451
Unearned revenues, related party	180,628	148,673

Net cash provided by (used in) operating activities	6,868	(6,863)

CASH FLOWS FROM FINANCING ACTIVITIES
(Payments to) proceeds from notes payable, related parties	(7,583)	7,632

Net cash used in financing activities	(7,583)	7,632

Net (decrease) increase in cash	(715)	769
Cash, beginning of year	769	–
Cash, end of year	$54	$769

CASH PAID FOR
Interest expense	–	–
Income taxes	–	–

The accompanying notes are an integral part of these financial statements.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 1 – NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995. The Company’s head office is located in Red Deer, Alberta.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in one mineral property in the southwestern United States (Pisgah Crater in California). The Company previously had mineral rights in Owl Canyon, California, as well as, Cerbat and Wikieup, Arizona, which have been impaired and abandoned in 1999.

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

The Company’s functional and reporting currency is the United States dollar (USD). Monetary assets and liabilities denominated in foreign currencies are translated in accordance with ASC 830, using the exchange rate prevailing at the balance sheet date. Gains and losses arising on settlement of foreign currency denominated transactions or balances are included in the determination of income. Foreign currency transactions are primarily undertaken in the Canadian dollar (CDN). The Company has not, to the date of these financial statements, entered into derivative instruments to offset the impact of foreign currency fluctuations.

Certain amounts in the prior periods presented have been reclassified to conform to the current period financial statement presentation.

Exploration Stage Company

The Company is currently an exploration stage company. The Company has incurred an accumulated deficit of $11,813,208 for the period from inception (March 22, 1995) through December 31, 2018. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Cash consists of deposits in banks.

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

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

Stock-Based Compensation

Employees - The Company accounts for share-based compensation under the fair value method which requires all such compensation to employees, including the grant of employee stock options, to be calculated based on its fair value at the measurement date (generally the grant date), and recognized in the condensed consolidated statement of operations over the requisite service period.

Nonemployees - During June 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-07, Compensation-Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”) to simplify the accounting for share- based payments to nonemployees by aligning it with the accounting for share-based payments to employees. The Company elected to early adopt ASU 2018-07. Under the requirements of ASU 2018-07, the Company accounts for share-based compensation to non-employees under the fair value method which requires all such compensation to be calculated based on the fair value at the measurement date (generally the grant date), and recognized in the statement of operations over the requisite service period.

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

December 31, 2018 and 2017

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

Leases (Topic 842). In February 2016, ASU 2016-02, Leases, was issued. This standard will require all lessees to recognize a right of use asset and a lease liability on the balance sheet, except for leases with durations that are less than twelve months. Effective for Public business entities for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). The adoption of new guidance will not have a material impact on our financial statements and related disclosures.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $200,179 for the year ended December 31, 2018, and a working capital deficit of $1,173,844 at December 31, 2018. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Compensation

On June 30, 2010, the Company entered into a consulting agreement, with a Board of Director’s consulting firm, FutureWorth Capital Corp. The terms of the agreement include annual compensation of $60,000, payable monthly. The Company may elect to satisfy payment in shares of common stock in lieu of cash at a market value equal to $0.10 above the average closing trading price of the common stock for the preceding five (5) days from the date of such election. No payments have been made in cash or stock to date. As of December 31, 2018, the Company owed FutureWorth Capital Corp. $506 (2017 - $506) as included in accounts payable, related parties, for service prior to, and during the service period under the consulting agreement. The consulting agreement was terminated on February 27, 2013 with Mr. William Hogan’s resignation from the Board of Directors.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

On June 10, 2016, the Company entered into a consulting agreement, with a consulting firm, For Life Financial. The terms of the agreement include monthly compensation of $2,100 CAD (approx. $1,560 USD) for managing the Company. On September 10, 2016, the Company amended the agreement to include additional annual compensation $50,000 USD, payable monthly as the scope of work increased.

Stock-Based Compensation

No new warrants have been issued as of December 31, 2018.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. (Note 9)

NOTE 4 – PREPAID EXPENSES

Prepaid expenses consisted of the following as of December 31, 2018 and 2017, respectively:

	As at December 31,
	2018	2017
County taxes	$–	$1,290
Audit fees	–	4,500
Total prepaid expenses	$–	$5,790

NOTE 5 – NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31, 2018 and 2017, respectively:

	As at December 31,
	2018	2017
Note payable (1)	$149,078	$179,409
Promissory note payable (2)	–	14,050
Note payable (3)	–	2,193
Total related party notes payable	$149,078	$195,652

___________

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand.
(2)	Promissory note payable originated on November 30, 2012 with FutureWorth Capital Corp., a consulting firm owned by our former Chairman of the Board of Directors, unsecured, bearing interest at 10%, matured on November 29, 2013. In connection with the promissory note, the Company granted warrants to purchase 20,000 shares of the Company’s common stock at an exercise price of $0.10. The warrants expired on November 29, 2014.
(3)	Note payable to the former manager of the Company for funds advanced to the Company, unsecured non-interest bearing, and due on demand.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

NOTE 6 – UNEARNED REVENUES

On April 9, 2013, the Company entered into the Original MSA with Candeo and the Amended MSA on March 3, 2014. Pursuant to the Amended MSA, Candeo is entitled to purchase Material from the Pisgah Property at a price equal to the greater of $15 per ton and the net sales margin per ton removed from the Pisgah Property realized as follows: (i) 35% of the net sales margins during the first year of mining; and (ii) 50% of the net sales margins for the subsequent years during the term of the Amended MSA. As of December 31, 2018 and 2017, we had unearned revenue from this agreement totaling $583,066 and $402,438, respectively.

NOTE 7 – Other Income

Other income consists of the following items:

Other income (expense):	For the years ended December 31,
	2018	2017
Interest expense, related parties	7,970	(12,451)
Gain on sale of assets	–	9,000
Foreign exchange gain (loss)	792	(3,503)
Clearing unobligated liabilities	81,233	–
Non-recurring income	–	700
Total other income (expense)	$89,995	$(6,254)

Interest expense in 2018 and prior periods are from related parties.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

A) Mining claims

The Company had a lease and purchase option agreement that began in March 1998 which has since expired, covering six patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company pays $1,500 per quarter as minimum advance royalties. The Company has the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercises its option to purchase, all funds paid to Lessors shall be credited toward the purchase price as of the date the payments were made.

B) Mining reclamation costs

Mining and reclamation permits, and an air quality permit have been issued by the California regulatory agencies in the names of both Twin Mountain, our joint venture partner, and the Company on August 25, 2016 for a 5 year permit. The Company posted a cash bond in the amount of $1,379 (1% of the total bond amount) and Twin Mountain has posted the remainder of the $137,886 bond. If Twin Mountain defaults, we would be responsible for reclamation of the property, but reclamation costs incurred in that event would be paid in whole or part by the bond posted by us and Twin Mountain. Reclamation costs are not presently determinable. Can-Cal & Candeo Growth Solutions are now joint owners of this Permit which has been extended to December 31, 2048.

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. As of December 4, 2019, all Parties are progressing toward a more detailed Definitive Agreement.

Terms of the Agreement include:

•	A new Board of 4 comprised of 3 Directors were selected as of May 13, 2019.
•	Sale of minimum tonnage of lava material to Candeo Lava Products within certain time frames.
•	Proceeds from lava material sales are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.
•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

In or about June 2017, the Securities and Exchange Commission initiated an administrative proceeding before an administrative law judge seeking to revoke Can-Cal’s registration as a publicly traded security. In November 2017, the SEC’s Division of Enforcement sought summary adjudication on the issue of permanent revocation of Cal-Cal’s securities registration. Can-Cal opposed the motion and the matter has been fully briefed; however, as of April 5, 2019, the SEC has moved to dismiss this proceeding.

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

December 31, 2018 and 2017

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

An additional 800,000 shares were issued on December 31, 2017 to the Directors and former Directors of the Company. (Note 9)

NOTE 10 – STOCK-BASED COMPENSATION

Option Plan

Options granted for employee and consulting services - The 2003 Non-Qualified Option Plan was established by the Board of Directors in June 2003 and approved by shareholders in October 2003. A total of 1,500,000 shares of common stock are reserved for issuance under this plan. There were no options issued during the year ended December 31, 2018.

Outside of the plan, by Board resolutions, the following Stock Options were issued on December 31, 2017 with an exercise price of $0.06 per share, for director and/or consultant services rendered to Can-Cal Resources:

	Available for Grant	Options Outstanding	Weighted-Average Exercise Price
Balance as of January 1, 2018	–	650,000	$0.06
Authorization of awards	–	–	–
Grants of stock options	–	–	–
Cancelled stock options	–	–	–
Balance as of December 31, 2018	–	650,000	$0.06

	Number of Options	Weighted-Average Remaining Contractual Life (In Years)	Weighted-Average Exercise Price
Outstanding	650,000	4	$0.06
Exercisable	650,000	–	–
Expected to vest	–	4	$0.06

CAN-CAL RESOURCES LTD.

(AN EXPLORATION STAGE COMPANY)

NOTES TO FINANCIAL STATEMENTS

December 31, 2018 and 2017

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

NOTE 11 – INCOME TAXES

The Company accounts for income taxes under FASB ASC 740-10, which requires use of the liability method. FASB ASC 740-10-25 provides that deferred tax assets and liabilities are recorded based on the differences between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences.

As of December 31, 2018, the Company incurred a net operating loss and, accordingly, no provision for income taxes has been recorded. In addition, no benefit for income taxes has been recorded due to the uncertainty of the realization of any tax assets. The Company had approximately $9,857,955 and $9,657,641 of federal net operating losses at December 31, 2018 and 2017, respectively. The net operating loss carry forwards, if not utilized, will begin to expire in 2029.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	As at December 31,
	2018	2017
Net operating loss carry forwards	$2,070,171	$2,028,105
Tax Rate	21%	21%
Total deferred tax assets:	434,736	425,902
Less: Valuation allowance	(434,736)	(425,902)
Net deferred tax assets	$–	$–

Based on the available objective evidence, including the Company’s history of its loss, management believes it is more likely than not that the net deferred tax assets will not be fully realizable. Accordingly, the Company provided for a full valuation allowance against its net deferred tax assets at December 31, 2018 and 2017.

In accordance with FASB ASC 740, the Company has evaluated its tax positions and determined there are no uncertain tax positions.

NOTE 12 – COMPARATIVE FIGURES

Certain comparative figures have been reclassified to conform to the current period’s presentation. The Company has presented expenses which were classified as accounts payable and accrued liabilities in the prior year to accrued liabilities and notes payable, related party to conform to the current year’s presentation and simplify the presentation of the statements of operations and balance sheet. The reclassifications have no impact on the Company’s financial statements.

NOTE 13 – SUBSEQUENT EVENTS

The Company has evaluated all transactions from December 31, 2018 through the financial statement issuance date for subsequent event disclosure consideration and noted no significant subsequent event that needs to be disclosed.

