Form 10-Q
period 2019-03-31
CAN CAL RESOURCES LTD
filed 2020-08-28
CIK 1083848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ]	Smaller reporting company	[X]
		Emerging growth company	[ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. Yes [  ] No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,667,060 common shares issued and outstanding as at April 22, 2020.

CAN-CAL RESOURCES LTD.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. UNAUDITED INTERIM Financial Statements.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended March 31, 2019 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	March 31, 2019	December 31, 2018
Assets

Current Assets
Cash	$4,934	$54
Other current assets	22,947	–
Total Current Assets	27,881	54

Total Assets	$27,881	$54

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$285,819	$258,029
Accounts payable, related party	81,693	62,673
Accrued expenses	19,930	19,930
Accrued expenses, related party	103,193	101,122
Unearned revenues, related party	583,066	583,066
Notes payable, related parties	149,078	149,078
Total Current Liabilities	1,222,779	1,173,898

Total Liabilities	1,222,779	1,173,898

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at March 31, 2019 and December 31, 2018	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,834,262)	(11,813,208)
Total Stockholders’ Deficit	(1,194,898)	(1,173,844)

Total Liabilities and Stockholders’ Deficit	$27,881	$54

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018

Revenues	$29,992	–

Operating expenses
General and administrative expense	$29,822	$76,160
Director fees	18,750	18,750
Total operating expenses	48,572	94,910

Net loss from operations	(18,580)	(94,910)

Other income (expense)
Interest (expense) income, related party	(2,070)	18,022
Foreign exchange (loss) gain	(405)	39
Total other (expense) income	(2,475)	18,061

Loss before provision for income taxes	(21,055)	(76,849)
Provision for taxes	–	–

Net loss	$(21,055)	$(76,849)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	43,667,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2017	43,667,060	$43,667	$10,595,697	$(11,613,029)	$(973,664)
Net loss for the period	–	–	–	(76,849)	(76,849)
Balance, March 31, 2018	43,667,060	$43,667	$10,595,697	$(11,689,877)	$(1,050,513)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018	43,667,060	$43,667	$10,595,697	$(11,813,208)	$(1,173,844)
Net loss for the period	–	–	–	(21,055)	(21,055)
Balance, March 31, 2019	43,667,060	$43,667	$10,595,697	$(11,834,263)	$(1,194,899)

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31, 2019	Three Months Ended March 31, 2018
Operating activities
Net loss	$(21,055)	$(76,849)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Changes in operating assets and liabilities
Prepaids & deposit	(22,947)	–
Accounts payable and accrued expenses	21,618	2,847
Accounts payable and accrued expenses, related party	25,194	(21,842)
Unearned revenues, related party	–	47,562
Net cash provided by (used in) operating activities	2,810	(48,282)

Financing activities
Proceeds from issuance of loans payable	–	51,265
Accrued interest, related party	2,070	–
Net cash provided by financing activities	2,070	51,265

Net changes in cash and equivalents	4,880	2,983

Cash and equivalents at beginning of the period	54	769

Cash and equivalents at end of the period	$4,934	$3,752

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$–	$–
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in two mineral properties in the southwestern United States (California and Arizona, as follows: Cerbat, Arizona and Pisgah, California). The Company previously had mineral rights in Owl Canyon, California as well as Cerbat and Wikieup, Arizona, which have now been abandoned.

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

Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission set forth in Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented. Unaudited interim results are not necessarily indicative of the results for the full fiscal year. These financial statements should be read in conjunction with the financial statements of the Company for the fiscal year ended December 31, 2018 and notes thereto contained in the Company’s Annual Report on Form 10-K.

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

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective March 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage. The Company has incurred an accumulated deficit of $11,834,262 for the period from inception (March 22, 1995) through March 31, 2019. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

Revenue Recognition Policy

The Company adopted ASC 606, Revenue from Contracts with Customers (Topic 606). Under this standard the Company will account for revenue from contracts with customers by evaluating the five steps of Topic 606, which are as follows: (1) identify the contract with the customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations; and (5) recognize revenue when (or as) performance obligations are satisfied. The adoption of this standard does not have a material impact on the financial statements.

Basic and Diluted Loss per Share

The basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding. Diluted net loss per common share is computed by dividing the net loss adjusted on an “as if converted” basis, by the weighted average number of common shares outstanding plus potential dilutive securities. For 2019 and 2018 potential dilutive securities had an anti-dilutive effect and were not included in the calculation of diluted net loss per common share.

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $21,055 for the three months ended March 31, 2019, has net cash provided in operating activities of $2,810 and had a working capital deficit of $1,194,898 at March 31, 2019. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management has plans to seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

The ability of the Company to continue as a going concern is dependent on securing additional sources of capital and the success of the Company’s plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

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

Subsequently, a Court decision rendered on July 9, 2018 incorporated the Terms of the “Stipulation and Agreement of Settlement” and set the terms of the second amended material supply agreement (“Second Amended MSA”). The terms thereof include the following:

PURCHASE PAYMENT. The price or ‘royalty advance’ that Candeo shall pay to Can-Cal per ton of Material (“Purchase Payment”) purchased by Candeo (or its assign or assigns) following the date hereof, shall be as follows:

(a)	With respect to the sale of Material that is not a Minimum Purchase (as hereafter defined), 20% of the Gross Sale Revenue; and

(b)	With respect to the sale of Material that is a Minimum Purchase, fifteen U.S. dollars (US$15.00) per ton ‘royalty advance’; and

(c)	In respect of Minimum Purchases referred to in section 7(b) and (c) below only, in the event that the Gross Sale Revenue per ton is greater than U.S.$15.00 per ton, an amount equal to 20% of the amount that the Gross Sale Revenue per ton exceeds US$15.00 per ton.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

3. RELATED PARTY TRANSACTIONS (CONT’D)

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

For greater clarity, only in respect of the Minimum Purchases referenced in section 7(a) above, the Purchase Payment shall be limited to and shall not exceed the amount of US$15.00 per ton. The Material purchased as part of the Minimum Purchases by Candeo currently remains on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. Candeo hereby agrees that it will provide thirty (30) days prior written notice to Can-Cal of the commencement of the operations on the Property, which notice will state the anticipated amount of Material to be removed, the period of time during which the removal will occur and the means that will be used to effect such removal. A separate License Agreement shall secure Candeo’s irrevocable right to access and remove Material purchased and paid for, but not removed from the Property.

Pursuant to the Stipulation & Settlement Agreement, Can-Cal must also restructure its Board of Directors and amend its Articles of Incorporation, at shareholder meeting to be held in the foreseeable future, by adding a new Article 14 to read as follows:

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

3. RELATED PARTY TRANSACTIONS (CONT’D)

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA. Balances as at March 30, 2019 and December 31, 2018 were $583,066 and $583,066, respectively.

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

On June 10, 2016, the Company entered into an office rental and administration agreement, with a Board of Director’s consulting firm, For Life Financial. The terms of the agreement include monthly compensation of $2,100 CAD. On September 10, 2016, the Company entered into a management consulting agreement with annual compensation of $50,000 USD, payable monthly as the scope of work had increased.

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of March 31, 2019.

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of March 31, 2019 and December 31, 2018, respectively:

	March 31, 2019	December 31, 2018
Note payable (1)	$149,078	$149,078
Total related party notes payable	$149,078	$149,078

(1)	Note payable to the former CEO, unsecured, bearing interest at 5% and due on demand.

The following presents components of interest expense by instrument type as of March 31, 2019 and 2018, respectively:

	March 31, 2019	March 31, 2018
Interest on notes payable, related parties	$41,061	$(18,022)
Total interest expense (income)	$41,061	$(18,022)

The negative interest recognized in the three months ended March 31, 2018 is due to a recalculation on the loan per revisions to the agreement. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

5. COMMITMENTS AND CONTINGENCIES

A) Mining claims

The Company had a lease and purchase option agreement that began in March 1998 which has since expired, covering six patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company paid $1,500 per quarter as minimum advance royalties. The Company forfeited the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercised its option to purchase, all funds paid to Lessors would be credited toward the purchase price as of the date the payments were made.

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

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. On July 8, 2018, the court approved the Stipulation and Agreement of Settlement.

Terms of the Agreement include:

•	A new Board was constituted as of May 13, 2019 with Mr. Casey Douglass, appointee of Defendants and Mr. Hugo Bondi, appointee of Plaintiffs, whom then unanimously voted in Mr. Gary Oosterhoff as a third Director.
•	Advance Royalty of minimum tonnage of lava material to Candeo Lava Products within certain time frames.
•	Proceeds from lava material payments are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.
•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 30-75,000 tons are purchased, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

5. COMMITMENTS AND CONTINGENCIES (CONT’D)

In or about June 2017, the Securities and Exchange Commission initiated an administrative proceeding before an administrative law judge seeking to revoke Can-Cal’s registration as a publicly traded security. In November 2017, the SEC’s Division of Enforcement sought summary adjudication on the issue of permanent revocation of Cal-Cal’s securities registration. Can-Cal opposed the motion and the matter has been fully briefed; however, as of April 5, 2019, the SEC has moved to dismiss this proceeding. In January 2020, after several motions and procedural delays, the SEC administrative law judge in the matter issued a decision revoking Can-Cal’s United States securities registration.

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

6. SUBSEQUENT EVENTS

October 21, 2019, the Company filed an 8-K reporting that funds had been received in the amount of $100,000 from a third party with whom they executed a Memorandum of Understanding with. That company is Archemetrix Mineral Resources LLC, with subsequent Definitive Agreement details described below.

On March 31, 2020, Richmond (Dick) Graham was appointed to the Can-Cal Advisory Board.

With over 25 years of mineral and energy development experience and consulting experience to boards and management teams Mr. Graham brings experience that is well suited to Can-Cal. Richmond’s past private and public company experience is rich in senior management and board roles. His experience includes the Board of Moss Lake Gold Mines (TSXV.MOK sold to Wesdome), Officer of Landis Energy (TSXV.LIS formerly Landis Mining sold to AltaGas TSX.ALA), Co-Founder/President/CEO/Board member of Banyan Gold Corp (TSXV.BYN). He currently provides advisory services to Boards and sits on the Boards of private international and North American companies. In addition, he Chairs the Saskatchewan Science Center Board of Directors and is active on other charity boards.

Mr. Graham is a Professional Engineer (P.Eng.), Project Management Professional (PMP), Certified Management Consultant (CMC), and holds the designation of ICD.D from the Institute of Corporate Directors.  Richmond is a graduate of Saskatchewan Polytech (Diploma Mechanical Engineering Technology), Lakehead University (B.Eng.), and Royal Roads University (MBA).

On March 31, 2020, Can-Cal issued a press release regarding the election of Mr. Graham. The press release is filed herewith as Exhibit 99.1.

On May 15th, 2020,  Can-Cal Resources Ltd.’s (the “Company”, “Can-Cal”, “we” and “us”) Board of Directors unanimously passed a Resolution agreeing to issue, once the Company becomes compliant with securities commissions in governing jurisdictions, 500,000 shares of restricted common stock to Mr. Richmond Graham, appointed to the Can-Cal Advisory Board on March 31, 2020 (as disclosed in the Current Report on Form 8-K filed on April 3, 2020) in consideration for services to be rendered, vesting over time at key milestones aligned with creating shareholder value. A total of 250,000 shares vest immediately recognizing the significant contribution of Mr. Graham in advancing the governance and mining develop plans of Can-Cal in 2020; 125,000 shares vest on the signing of the definitive agreements with a developer/processor of the Pisgah resource; and a final 125,000 shares vest when Can-Cal is back in full compliance with its Securities and Exchange Commission filing requirements.

The Board of Directors believes that the share-based compensation payable to Mr. Richmond is appropriate due to the fact that the Company has very limited cash and funding resources.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

6. SUBSEQUENT EVENTS (CONT’D)

We claim an exemption from registration for the issuance pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended (the “Securities Act”), since the foregoing issuance did not involve a public offering, the recipient (a) was an “accredited investor”; and/or (b) had access to similar documentation and information as would be required in a Registration Statement under the Securities Act, and the recipient acquired the securities for investment only and not with a view towards, or for resale in connection with, the public sale or distribution thereof. The securities were offered without any general solicitation by us or our representatives. No underwriters or agents were involved in the foregoing issuances and we paid no underwriting discounts or commissions. The securities sold are subject to transfer restrictions, and the certificates evidencing the securities contain an appropriate legend stating that such securities have not been registered under the Securities Act and may not be offered or sold absent registration or pursuant to an exemption therefrom. The securities were not registered under the Securities Act and such securities may not be offered or sold in the United States absent registration or an exemption from registration under the Securities Act and any applicable state securities laws.

The Company continued to negotiate an agreement with a third-party to develop Can-Cal’s Pisgah resource. Additionally, Mr. Graham has brought his considerable engineering, business, exploration, mining, and public company experience to bear on these efforts.

The Company plans to take steps to bring its filings current with the Securities and Exchange Commission (SEC). Assuming the Company becomes current in its SEC filings, it then plans to take steps to comply with the rules and regulations of the provincial jurisdictions of Alberta and British Columbia, Canada.

On May 24th, 2020, Can-Cal Resources Ltd. (the “Company”, “we” and “us”) entered into a Definitive Agreement with Archemetrix Mineral Resources, LLC (“AMR”), relating to its 120-acre Pisgah Mountain property located in Pisgah, California (“Pisgah Property”). Can-Cal had been seeking a partner to properly develop the Pisgah Property.

Pursuant to the Definitive Agreement, AMR had agreed to mine resources from the Pisgah Property.

The Mineral Lease calls for up to 9 million tons of material to be processed by AMR for commercial markets and remains in place until such 9 million tons are processed, or 15 years from the date of the Mineral Lease. The Definitive Agreement remains in place until the end of the Mineral Lease.

The initial processing under the Definitive Agreement is anticipated to commence in the third quarter of 2020 with the start of a pilot program. In the event the pilot program is successful, and subject to certain conditions, the processing of the Pisgah Property pursuant to the terms of the Definitive Agreement is expected to begin during the first half of 2021. Under the Definitive Agreement all capital costs are borne by AMR.

Profits from the sale of any metals processed by AMR under the Definitive Agreement provide a royalty share to Can-Cal consisting of a minimum of 40% of net profits from the sale of mineral concentrate, increasing incrementally based on certain milestones of gross tonnage of material processed.

Additionally, prior to the first 8 million tons being processed, an optional right may be exercised whereby an additional 4.5 million tons of material, above the initial 9 million tons, can be processed under the Definitive Agreements with terms yet to be agreed upon by the parties, at which time the term of the Mineral Lease will be extended by 15 years.

Profits from byproducts remaining from the process to derive a concentrate for smelter-refiners, are to be split 50/50 between the parties.

Specific minimum as well as ongoing performance requirements are to be met through out the duration of the Definitive Agreements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three months ended March 31, 2019 and 2018

6. SUBSEQUENT EVENTS (CONT’D)

The Definitive Agreement requires AMR to pay a Royalty Advance of $1.2 million to the Company, payable as follows: (a) $100,000 which was paid by AMR in the third quarter of 2019; (b) $100,000 payable by June 22, 2020, pursuant to certain conditions being met as described in the Definitive Agreement; (c) $150,000 prior to commencement of Pilot Program expected in Q3 of 2020; (d) $350,000 no later than 60 days after the pilot program or commercial activity at the Pisgah Property has started; and (e) $500,000 at the earlier of (i) the date that AMR commences commercial processing on the Pisgah Property or (ii) the first anniversary of the Definitive Agreement.

In recognition of the Royalty Advance, the Company agreed to grant AMR a Warrant to purchase up to 5 million shares of common stock (the "AMR Warrants"), of which (a) warrants to purchase 3 million shares have an exercise price of $0.20 and expire on May 24, 2023; (b) warrants to purchase 1 million shares have an exercise price of $0.25 per share and expire on May 24, 2024; and (c) warrants to purchase 1 million shares have an exercise price of $0.25 per share and expire on May 24, 2024. The shares of common stock issuable upon exercise of the first tranche of warrants (i.e., (a) above), are required to be held for three months (1,000,000 shares), six months (1,000,000 shares) and nine months (1,000,000 shares) from the date of their exercise and the shares of common stock issuable upon exercise of the second and third tranches of warrants (i.e., (b) and (c) above), are required to be held for six months from the date of their exercise.

The Definitive Agreements include certain indemnification and other requirements of the parties typical of transactions of this type. The Mineral Lease may be terminated by AMR in certain situations including our breach of the representations of the Mineral Lease and our failure to cure such breaches 30 days after notice thereof is provided to the Company. In certain circumstances we also have the right to terminate the Mineral Lease, including upon AMR's breach of the agreement (and failure to cure 30 days after notice thereof is provided to AMR) and AMR's failure to meet certain minimum volume requirements relating to the processing of materials.

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

At March 31, 2019, we had cash on hand of approximately $4,934 available to sustain operations. At December 31, 2018, cash on hand was $54. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

The term of the Amended MSA has been extended from an initial term of ten (10) years to twenty (20) years (the “Primary Term”) and Candeo has the option to extend the term for an additional thirty (30) years exercisable at any time with no less than three (3) months written notice prior to the expiration of the Primary Term, provided that Candeo is not in default under any of the provisions of the Second Amended and Restated MSA and that the whole of the Initial Amount has been removed from the Property.

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

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. July 8, 2018, the courts approved the Stipulation and Agreement of Settlement.

Terms of the Agreement include:

•	A new Board was constituted as of May 13, 2019, with Mr. Casey Douglass, appointee of Defendants and Mr. Hugo Bondi, appointee of Plaintiffs, whom then unanimously voted in Mr. Gary Oosterhoff as third Director.

•	Advance Royalty payments on minimum tonnage of lava material to Candeo Lava Products within certain time frames.

•	Proceeds from lava material income are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.

•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased and/or advance royalty paid, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

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

Results of Operations

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Results of Operations for the Three Months Ended March 31, 2019 and 2018:

	Three Months ended March 31,
	2019	2018
Revenues	29,992	–

Operating expenses:
General and administrative	$29,822	$76,160
Director fees	18,750	18,750
Total operating expenses	48,572	94,910

Net operating loss	(18,580)	(94,910)

Other income (expense):
Interest expense	(2,070)	18,022
Foreign exchange gain (loss)	(405)	39
Total other income (expense)	(2,475)	18,061

Loss before provision for income taxes	(21,055)	(76,849)
Provision for income taxes	–	–
Net loss	$(21,055)	$(76,849)

Revenue

There was revenues of $29,992 for the quarter ended March 31, 2019 related to the sale of materials. Revenues for March 31, 2018 were $nil.

General and Administrative:

General and administrative expenses were $29,822 for the three months ended March 31, 2019 and $76,160 for 2018. This decrease in general and administrative expense in 2019 was primarily due to management fees, legal fees, and filing fees.

Director Fees:

Director fees were $18,750 for the three months ended March 31, 2019, and $18,750 for the three months ended March 31, 2018.

Net Operating Gain or Loss:

Net operating loss for the three months ended March 31, 2019 was $21,055 or $0.00 per share, there was a net operating loss of $76,849 or $0.00 per share for the three months ended March 31, 2018. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three months ended March 31, 2019 was $2,070 and a recovery of $18,022 expense for 2018. The reason for the recovery of $18,022 in the first quarter of 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan pursuant to the revision to the agreement. It was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Net Loss:

See the explanation of Net Operating Loss above.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at March 31, 2019 and December 31, 2018.

	March 31, 2019	December 31, 2018
Total Assets	$27,881	$54
Accumulated (Deficit)	(11,834,262)	(11,813,208)
Stockholders’ Equity (Deficit)	(1,194,898)	(1,173,844)
Working Capital (Deficit)	$(1,194,898)	$(1,173,844)

At March 31, 2019, we had total assets of $27,881, consisting of prepaid expenses and cash, compared to assets of $54 at December 31, 2018. We have implemented financial controls in the business to ensure each expense is warranted and needed. Our cash on hand at March 31, 2019 was $4,934.

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

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Executive Director, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Executive Director, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Executive Director has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of March 31, 2019.

Limitations on the Effectiveness of Controls

Our management, including our Executive Director, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

CEO Certification

Appearing immediately following the Signatures section of this report there are Certifications of the Executive Director. The Company currently has no CFO. The Certification are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

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

Terms of the Agreement include:

•	A new Board was constituted as of May 13, 2019, with Mr. Casey Douglass, appointee of Defendants and Mr. Hugo Bondi, appointee of Plaintiffs, whom then unanimously elected Mr. Gary Oosterhoff as third Director.

•	Advance royalty of minimum tonnage of lava material to Candeo Lava Products within certain time frames.

•	Proceeds from lava material advance royalty payments are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.

•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased and/or royalty advance paid, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Since the beginning of the fiscal quarter ended March 31, 2019, we have not sold any equity securities that were not registered under the Securities Act of 1933, as amended, that were not previously reported in a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Since the beginning of the fiscal quarter ended March 31, 2019, we have had no senior securities issued and outstanding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

			Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		Form 10-SB	N/A	3.0	7/9/1999
3.2	Amendment to the Articles of Incorporation		Form 10-SB	N/A	3.1	7/9/1999
3.3	By-Laws		Form 10-SB	N/A	3.2	7/9/1999
10.1	Form of Mineral Lease Agreement		10-K	12/31/2014	10.1	1/7/2016
10.2	Form of Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.2	1/7/2016
10.3	Form of Subscription Agreement for Promissory Note with FutureWorth Capital		10-K	12/31/2014	10.3	1/7/2016
10.4	Form of Warrant Certificate with FutureWorth Capital		10-K	12/31/2014	10.4	1/7/2016
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act	X
32.1	Certification of Principal Executive Officer/Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act	X
99.1	Summary of Significant Details Regarding Pisgah, Wikieup, Cerbat and the Owl Canyon Properties		10-KSB	12/31/07	99.1	04/16/08
101.INS	XBRL Instance Document	X
101.SCH	XBRL Schema Document	X
101.CAL	XBRL Calculation Linkbase Document	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Labels Linkbase Document	X
101.PRE	XBRL Presentation Linkbase Document	X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CAN-CAL RESOURCES LTD.

By:	/s/ Casey Douglass
Casey Douglass, Chairman of the Board of Directors

Date: August 28, 2020

POWER OF ATTORNEY

Pursuant to the requirements of the Securities Act of 1933, as amended, and Exchange Act of 1934, as amended, this Quarterly Report on Form 10-Q has been signed by the following persons in the capacities indicated on the dates indicated.

/s/ Gary Oosterhoff
Gary Oosterhoff
Director
August 28, 2020

/s/ Hugo Bondi
Hugo Bondi
Director
August 28 2020

