Form 10-Q
period 2019-06-30
CAN CAL RESOURCES LTD
filed 2020-08-28
CIK 1083848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 43,667,060 common shares issued and outstanding as at August 5, 2020.

CAN-CAL RESOURCES LTD.

FORM 10-Q

2

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended June 30, 2019 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	June 30, 2019	December 31, 2018
Assets

Current Assets
Cash	$1,625	$54
Prepaids & Deposits	16,689	–
Total Current Assets	18,314	54

Total Assets	$18,314	$54

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$320,529	$258,029
Accounts payable, related party	95,907	62,673
Accrued expenses	19,930	19,930
Accrued expenses, related party	105,286	101,122
Unearned revenues, related party	583,066	583,066
Notes payable, related parties	149,078	149,078
Total Current Liabilities	1,273,796	1,173,898

Total Liabilities	1,273,796	1,173,898

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at June 30, 2019 and December 31, 2018	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,894,846)	(11,813,208)
Total Stockholders’ Deficit	(1,255,482)	(1,173,844)

Total Liabilities and Stockholders’ Deficit	$18,314	$54

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenue
Sales revenue	$–	$–	$29,992	$–
Total revenues	–	–	29,992	–

Operating expenses
Exploration costs	$–	$1,251	$–	$1,251
General and administrative expense	41,184	38,413	71,007	114,573
Director fees	18,750	18,750	37,500	37,500
Total operating expenses	59,934	58,414	108,507	153,324

Net loss from operations	(59,934)	(58,414)	(75,515)	(153,324)

Other income (expense)
Interest (expense) income, related party	(2,094)	(6,796)	(4,164)	11,226
Foreign exchange gain (loss)	1,445	352	1,040	391
Liability write-off	–	58,985	–	58,985
Total other income (expense)	(649)	52,541	(3,124)	70,602

Loss before provision for income taxes	(60,583)	(5,873)	(81,639)	(82,722)
Provision for taxes	–	–	–	–

Net loss	$(60,583)	$(5,873)	$(81,639)	$(82,722)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	43,667,060	43,667,060	43,667,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, March 31, 2018	43,667,060	$43,667	$10,595,697	$(11,689,877)	$(1,050,513)
Net loss for the period	–	–	–	(5,873)	(5,873)
Balance, June 30, 2018	43,667,060	$43,667	$10,595,697	$(11,695,751)	$(1,056,386)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, March 31, 2019	43,667,060	$43,667	$10,595,697	$(11,834,263)	$(1,194,899)
Net loss for the period	–	–	–	(60,583)	(60,583)
Balance, June 30, 2019	43,667,060	$43,667	$10,595,697	$(11,894,846)	$(1,255,482)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2018	43,667,060	$43,667	$10,595,697	$(11,613,029)	$(973,664)
Net loss for the period	–	–	–	(82,722)	(82,722)
Balance, June 30, 2018	43,667,060	$43,667	$10,595,697	$(11,695,751)	$(1,056,386)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2019	43,667,060	$43,667	$10,595,697	$(11,813,208)	$(1,173,843)
Net loss for the period	–	–	–	(81,639)	(81,639)
Balance, June 30, 2019	43,667,060	$43,667	$10,595,697	$(11,894,846)	$(1,255,482)

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Operating activities
Net loss for the year	$(81,639)	$(82,722)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Accounts payable and accrued expenses	95,735	(24,878)
Accounts payable and accrued expenses, related party	–	(15,046)
Other receivables	(16,689)	–
Unearned revenues, related party	–	47,562
Net cash (used in) operating activities	(2,593)	(75,084)

Financing activities
Proceeds from issuance of loans payable	4,164	84,427
Repayment of loans payable	–	(10,000)
Net cash provided by financing activities	4,164	74,427

Net changes in cash and equivalents	1,571	(657)

Cash and equivalents at beginning of the period	54	769

Cash and equivalents at end of the period	$1,625	$112

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$–	$3,800
Cash paid for income taxes	$–	$–

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currently own, lease or have mining interest in one mineral properties in California, United States. The Company previously had mineral rights in Owl Canyon, California as well as Cerbat and Wikieup, Arizona, which have now been abandoned.

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred an accumulated deficit of $11,894,846 for the period from inception (March 22, 1995) through June 30, 2019. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

In December 2019, the Financial Accounting Standards Board (FASB) issued Accounting Standard Update No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (ASU 2019-12), which simplifies the accounting for income taxes. This guidance will be effective for entities for the fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020 on a prospective basis, with early adoption permitted. We will adopt the new standard effective January 1, 2021 and do not expect the adoption of this guidance to have a material impact on our financial statements

Use of Estimates

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $60,583 and $81,639 for the three and six months ended June 30, 2019, respectively, and had a working capital deficit of $1,255,482 at June 30, 2019. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management may seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

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

PURCHASE PAYMENT. The price or ‘royalty advance’, that Candeo shall pay to Can-Cal per ton of Material (“Purchase Payment”) purchased by Candeo (or its assign or assigns) following the date hereof, shall be as follows:

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

3. RELATED PARTY TRANSACTIONS (CONT’D)

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

For greater clarity, only in respect of the Minimum Purchases referenced in section 7(a) above, the Purchase Payment shall be limited to and shall not exceed the amount of US$15.00 per ton. The Material purchased as part of the Minimum Purchases by Candeo currently remain on the Property until Candeo commences its production operations, which will be subject to all necessary regulatory and other approvals required to remove Material from the Property, such as permits, certified weigh scale, productions plan, environmental reclamation plan (if applicable) and insurance all of which shall be the responsibility and at the sole cost of Candeo. Candeo hereby agrees that it will provide thirty (30) days prior written notice to Can-Cal of the commencement of the operations on the Property, which notice will state the anticipated amount of Material to be removed, the period of time during which the removal will occur and the means that will be used to effect such removal. A separate License Agreement shall secure Candeo’s irrevocable right to access and remove Material purchased and paid for, but not removed from the Property.

Pursuant to the Stipulation & Settlement Agreement, Can-Cal must also restructure its Board of Directors and amend its Articles of Incorporation, at shareholder meeting to be held in the foreseeable future, by adding a new Article 14 to read as follows:

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

3. RELATED PARTY TRANSACTIONS (CONT’D)

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

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA. Balances as at June 30, 2019 and December 31, 2018 were $583,066 and $583,066, respectively.

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

On June 10, 2016, the Company entered into an office rental & administration agreement, with a Board of Director’s consulting firm, For Life Financial. The terms of the agreement include monthly compensation of $2,100 CAD. On September 10, 2016, the Company entered into a management consulting agreement with annual compensation of $50,000 USD, payable monthly as the scope of work had increased.

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of June 30, 2019.

On December 31, 2017, 650,000 Stock Options and 800,000 shares were issued as compensation for work done by consultants and directors of the Company. No new stock options have been issued as of June 30, 2019.

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of June 30, 2019 and December 31, 2018, respectively:

	June 30, 2019	December 31, 2018
Note payable (1)	$149,078	$149,078
Total related party notes payable	$149,078	$149,078

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand. Per the settlement of a lawsuit, the terms of this note were adjusted. Legal expenses incurred as a result of the lawsuit would bear interest at 10%, however, all other expenses would bear interest at 5%.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

4. NOTES PAYABLE, RELATED PARTIES (CONT’D)

The following presents components of interest expense by instrument type:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018
Interest on notes payable, related parties	$(2,094)	$(6,796)	$(4,164)	$11,226
Total interest (expense) income	$(2,094)	$(6,796)	$(4,164)	$11,226

The negative interest recognized in the nine months ended June 30, 2018 is due to a recalculation on the loan per revisions to the agreement from the lawyers of the lawsuit recognized in the first three months of 2018. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

5. COMMITMENTS AND CONTINGENCIES (CONT’D)

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017, on July 9, 2018, the courts approved the Stipulation and Agreement of Settlement

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

6. SUBSEQUENT EVENTS (CONT’D)

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

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and six months ended June 30, 2019 and 2018

6. SUBSEQUENT EVENTS (CONT’D)

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

At June 30, 2019, we had cash on hand of approximately $1,625 available to sustain operations. At December 31, 2018, cash on hand was $54. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017. , July 9, 2018, court approved the Stipulation and Agreement of Settlement .

Terms of the Agreement include:

•	A new Board was constituted as of May 13, 2019, with Mr. Casey Douglass, appointee of Defendants and Mr. Hugo Bondi, appointee of Plaintiffs, whom then unanimously voted in Mr. Gary Oosterhoff as third Director.

•	Anvance Royalty payments on minimum tonnage of lava material to Candeo Lava Products within certain time frames.

•	Proceeds from lava material income are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.

•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased and or advance royalty paid, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

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

Results of Operations

Three and Six Months Ended June 30, 2019 Compared to the Three and Six Months Ended June 30, 2018

Results of Operations for the Three and Six Months Ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019	Three Months Ended June 30, 2018	Six Months Ended June 30, 2019	Six Months Ended June 30, 2018

Revenue
Sales Revenue	$–	$–	$29,992	$–
Total Revenue	–	–	29,992	–

Operating expenses
Exploration costs	$–	$1,251	$–	$1,251
General and administrative expense	41,185	38,413	41,185	114,573
Director fees	18,750	18,750	37,500	37,500
Total operating expenses	59,935	58,414	108,507	153,324

Net loss from operations	(59,935)	(58,414)	(108,507)	(153,324)

Other income (expense)
Interest expense, related party	(2,094)	(6,796)	(4,164)	11,226
Gain from sale of assets	–	–	–	–
Other income	–	–	–	–
Foreign exchange gain (loss)	1,445	352	1,040	391
Liability write-off	–	58,985	–	58,985
Total other income (expense)	(649)	52,541	(3,124)	70,602

Loss before provision for income taxes	(60,584)	(5,873)	(81,639)	(82,722)
Provision for taxes	–	–	–	–

Net loss	$(60,584)	$(5,873)	$(81,639)	$(82,722)

Exploration Costs:

Exploration costs were $Nil for the three and six months ended June 30, 2019, respectively, and $Nil and $1,251 for the three and six months ended June 30, 2018, respectively. The costs were related to property taxes.

General and Administrative:

General and administrative expenses were $41,185 and $71,007 for the three and six months ended June 30, 2019, respectively, and $38,413 and $114,573 for 2018, respectively. The decrease in costs from 2019 compared to 2018 is from the overall decrease in general and administrative expense in due to management fees and filing fees.

Director Fees:

Director fees were $18,750 and $37,500 for the three and six months ended June 30, 2019, respectively, and $18,750 and $37,500 for the three and six months ended June 30, 2018, respectively..

Net Operating Gain or Loss:

Net operating loss for the three and six months ended June 30, 2019 was $60,584 or $0.00 per share and $81,639 or $0.00 per share, respectively, there was a net operating loss of $58,414 or $0.00 per share and $70,602 or $0.00 per share for the three and six months ended June 30, 2018, respectively. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three and six months ended June 30, 2019 was an expense of $2,094 and $4,164, respectively, and a $6,796 and a recovery of $11,226 for 2018, respectively. The recovery in the six months ended June 30, 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan that was recognized in the first three months of the year. After being reviewed by the lawyers involved in the lawsuit, it was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Liability Write-off:

Certain liabilities were written off in 2018 as backup was provided showing that vendors had acknowledged a zero balance. Expense and payment transactions for these would have occurred during the period that the comprehensive Form 10-K had covered from October 1, 2015 to September 30, 2017 when backup for these payments had not previously been received.

Net Loss:

For the three months ended June 30, 2019, net loss was largely impacted by the general and administrative expense and director fees while the six months ended June 30, 2018 was also impacted from the liability write-off in the first three months of 2018.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at June 30, 2019 and December 31, 2018.

	June 30, 2019	December 31, 2018
Total Assets	$18,314	$54
Accumulated (Deficit)	(11,894,846)	(11,813,208)
Stockholders’ Equity (Deficit)	(1,255,482)	(1,196,467)
Working Capital (Deficit)	$(1,255,482)	$(1,173,844)

At June 30, 2019, the Company had total assets of $18,314, consisting of prepaid expenses and cash, compared to assets of $54 at December 31, 2018. The Company has implemented financial controls in the business to ensure each expense is warranted and needed. The Company had $1,625 of cash on hand at June 30, 2019.

Off Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements of any kind.

Contractual Obligations

An agreement was signed effective June 10, 2016 with For Life Financial for the office administration of the Company and can be terminated by either party with one month’s written notice. An agreement was signed effective September 10, 2016 to manage the Company. The contract is effective until December 31, 2020 and will continue until the earlier of the completion of the services or the termination of the agreement. Termination of the agreement may be for any or no reason upon four months written notice. The Company may, in its sole discretion, request For Life Financial to cease performing services during the four-month period. For Life Financial may terminate this agreement for any or no reason upon two months written notice.

On September 1, 2017, an agreement was signed with Red to Black Inc. to perform the accounting for the Company. The contract is effective until December 31, 2020 and will automatically renew and can be terminated by either party with thirty days notice. No new contract has been signed and the automatic renewal has been continuing.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended, and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) and 15d-15(f) under the Securities Exchange Act of 1934 (the “Exchange Act”), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our Executive Director of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. Based on this Evaluation, our Chief Executive Officer has concluded that the Company’s disclosure controls and procedures were not effective because of the identification of a material weakness in our internal control over financial reporting which is identified below in Management’s Annual Report on Internal Control over Financial Reporting, which we view as an integral part of our disclosure controls and procedures.

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of June 30, 2019.

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

Terms of the Agreement include:

•	A new Board was constituted as of May 13, 2019, with Mr. Casey Douglass, appointee of Defendants and Mr. Hugo Bondi, appointee of Plaintiffs, whom then unanimously voted in Mr. Gary Oosterhoff as third Director.

•	Anvance Royalty payments on minimum tonnage of lava material to Candeo Lava Products within certain time frames.

•	Proceeds from lava material income are budgeted towards Plaintiff’s legal costs, acute Accounts Payables and Management Fees. An annual minimum was established to cover base costs of keeping Can-Cal from insolvency.

•	As Candeo develops its marketing, it expects to substantially increase volumes of lava material sales and thus future purchases from Can-Cal. After the first 60-75,000 tons are purchased and or advance royalty paid, then Can-Cal will begin to receive 20% of gross revenues, or ORI (Overriding Royalty Interest) from Candeo’s sales of lava material.
•	Can-Cal Resources will be able to focus on developing any other resource potential.

In or about June 2017, the Securities and Exchange Commission initiated an administrative proceeding before an administrative law judge seeking to revoke Can-Cal’s registration as a publicly traded security. In November 2017, the SEC’s Division of Enforcement sought summary adjudication on the issue of permanent revocation of Cal-Cal’s securities registration. Can-Cal opposed the motion and the matter has been fully briefed; however, as of April 5, 2019, the SEC has moved to dismiss this proceeding in the foreseeable future.

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

Date: August 28, 2020

/s/ Hugo Bondi

Hugo Bondi, Director

Date: August 28, 2020

