Form 10-Q
period 2019-09-30
CAN CAL RESOURCES LTD
filed 2020-08-28
CIK 1083848

Table of Contents

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Large accelerated filer	[_]	Accelerated filer	[_]
Non-accelerated filer	[_]	Smaller reporting company	[X]
		Emerging growth company	[_]

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

It is the opinion of management that the unaudited interim financial statements for the quarter ended September 30, 2019 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

Can-Cal Resources Ltd.

(An Exploration Company)

Balance Sheets

(Unaudited)

	September 30, 2019	December 31, 2018
Assets

Current Assets
Cash	$59,764	$54
Prepaids & Deposits	10,431	–
Total Current Assets	70,195	54

Total Assets	$70,195	$54

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts payable	$316,657	$258,029
Accounts payable, related party	102,025	62,673
Accrued expenses	19,930	19,930
Accrued expenses, related party	107,403	101,122
Unearned revenues	100,123	–
Unearned revenues, related party	583,066	583,066
Notes payable, related parties	149,078	149,078
Total Current Liabilities	1,378,282	1,173,898

Total Liabilities	1,378,282	1,173,898

Commitments and Contingencies

Stockholders’ Deficit
Preferred stock, $0.001 par value, 10,000,000 shares authorized; no shares issued and outstanding	–	–
Common stock, $0.001 par value, 100,000,000 shares authorized; 43,667,060 shares issued and outstanding as at September 30, 2019 and December 31, 2018	43,667	43,667
Additional paid-in-capital	10,595,697	10,595,697
Accumulated deficit	(11,947,451)	(11,813,208)
Total Stockholders’ Deficit	(1,308,087)	(1,173,844)

Total Liabilities and Stockholders’ Deficit	$70,195	$54

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statement of Operations

(Unaudited)

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Revenue
Sales revenue	$–	$–	$29,992	$–
Total revenues	$–	$–	$29,992	$–

Operating expenses
Exploration costs	$–	$–	$–	$1,251
General and administrative expense	28,581	28,374	99,587	142,947
Director fees	18,750	18,750	56,250	56,250
Total operating expenses	47,331	47,124	155,837	200,448

Net loss from operations	(47, 331)	(47,124)	(125,845)	(200,448)

Other income (expense)
Interest (expense) income, related party	(2,116)	(2,283)	(6,280)	8,943
Gain from sale of assets	–	–	–	–
Other income	–	–	–	–
Foreign exchange loss	(3,158)	(528)	(2,118)	(137)
Liability write-off	–	–	–	58,985
Total other income (expense)	(5,274)	(2,811)	(8,398)	67,791

Loss before provision for income taxes	(52,605)	(49,935)	(134,243)	(132,657)
Provision for taxes	–	–	–	–

Net loss	$(52,605)	$(49,935)	$(134,243)	$(132,657)

Loss per common share – Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding, basic and diluted	43,667,060	43,667,060	43,667,060	43,667,060

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Changes in Stockholders’ Deficit

(Unaudited)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2018	43,667,060	$43,667	$10,595,697	$(11,695,751)	$(1,056,386)
Net loss for the period				(49,898)	(49,898)
Balance, September 30, 2018	43,667,060	$43,667	$10,595,697	$(11,745,648)	$(1,106,284)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, June 30, 2019	43,667,060	$43,667	$10,595,697	$(11,894,846)	$(1,255,482)
Net loss for the period				(52,605)	(52,605)
Balance, September 30, 2019	43,667,060	$43,667	$10,595,697	$(11,947,451)	$(1,308,087)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, January 1, 2018	43,667,060	$43,667	$10,595,697	$(11,613,028)	$(973,664)
Net loss for the period	–	–	–	(132,620)	(132,620)
Balance, September 30, 2018	43,667,060	$43,667	$10,595,697	$(11,745,648)	$(1,106,284)

	Common Stock
	Number of Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
Balance, December 31, 2018	43,667,060	$43,667	$10,595,697	$(11,813,208)	$(1,173,844)
Net loss for the period	–	–	–	(134,243)	(134,243)
Balance, September 30, 2019	43,667,060	$43,667	$10,595,697	$(11,947,451)	$(1,308,087)

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Operating activities
Net loss	$(134,243)	$(132,657)
Adjustments to reconcile net loss to net cash used in operating activities
Changes in operating assets and liabilities
Other receivables	(10,431)	–
Accounts payable and accrued expenses	97,981	(5,203)
Accounts payable and accrued expenses, related party	–	(15,108)
Gain on debt forgiveness	–	(58,895)
Unearned revenues, related party	100,123	155,062
Net cash (used in) operating activities	53,430	(56,801)
Liquidation of AP	–	58,895
Sub-total	53,430	2,094

Financing activities
Proceeds from issuance of loans payable , related party	6,281	7,014
Net cash provided by financing activities	6,281	7,014

Net changes in cash and equivalents	59,711	9,108

Cash and equivalents at beginning of the period	54	769

Cash and equivalents at end of the period	$59,765	$9,877

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid in interest	$–	$–
Cash paid for income taxes	$–	$–
Non-cash gain on elimination of payables	$–	$58,895

The accompanying notes are an integral part of these unaudited interim financial statements.

Can-Cal Resources Ltd.

(An Exploration Company)

Notes to Unaudited Financial Statements

For the three and nine months ended September 30, 2019 and 2018

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Can-Cal Resources Ltd. (“Can-Cal” or the “Company”) is a Nevada corporation incorporated on March 22, 1995.

The Company is an exploration company engaged in the exploration for precious metals, specifically focused on mineral exploration projects. We have examined various prospective mineral properties for precious metals and acquired those deemed promising. We currenty own, lease or have mining interest in one mineral property in California, United States. The Company previously had mineral rights in Owl Canyon, California as well as Cerbat and Wikieup, Arizona, which have now been abandoned.

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

1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT’D)

Exploration Stage Company

The Company is currently an exploration stage company. As an exploration stage enterprise, the Company discloses the deficit accumulated during the exploration stage and the cumulative statements of operations and cash flows from inception to the current balance sheet date. The Company has incurred an accumulated deficit of $11,947,451 for the period from inception (March 22, 1995) through September 30, 2019. An entity remains in the exploration stage until such time as proven or probable reserves have been established for its deposits. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage. To date, the exploration stage of the Company’s operations consists of contracting with geologists who sample and assess the mining viability of the Company’s claims.

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

2. GOING CONCERN

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As shown in the accompanying financial statements, the Company had a net loss of $52,605 and $134,243 for the three and nine months ended September 30, 2019, respectively, and had a working capital deficit of $1,308,087 as at September 30, 2019. The future of the Company is dependent upon its ability to obtain financing and upon future profitable operations from the development of its new business opportunities. Management may seek additional capital through private placements and public offerings of its common stock. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

2. GOING CONCERN (CONT’D)

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

Unearned revenues as reflected on the Balance Sheet are a reflection of amounts received from Candeo based on the Amended MSA. Balances as at September 30, 2019 and December 31, 2018 were $583,066 and $583,066, respectively.

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

On June 10, 2016, the Company entered into an office rental & administration agreement, with a Board of Director’s consulting firm, For Life Financial. For Life Financial is owned by Mr. Casey Douglass, the terms of the agreement include monthly compensation of $2,100 CAD. Additionally, on September 10, 2016, the Company entered into a Management Consulting Agreement with annual compensation of $50,000 USD, payable monthly as the scope of work had increased.

Stock-Based Compensation

All warrants previously issued by the Company have expired as of the fiscal year ending December 31, 2014. No new warrants have been issued as of March 31, 2019.

4. NOTES PAYABLE, RELATED PARTIES

Notes payable, related parties consisted of the following as of September 30, 2018 and December 31, 2017, respectively:

	September 30, 2019	December 31, 2018
Note payable (1)	$149,078	$149,078
Total related party notes payable	$149,078	$149,078

(1)	Note payable to the former CEO, unsecured, bearing interest at 10% and due on demand. Per the settlement of a lawsuit, the terms of this note were adjusted. Legal expenses incurred as a result of the lawsuit would bear interest at 10%, however, all other expenses would bear interest at 5%.

4. NOTES PAYABLE, RELATED PARTIES (CONT’D)

The following presents components of interest expense by instrument type:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018
Interest on notes payable, related parties	$(2,116)	$(2,283)	$(6,280)	$8,943
Total interest (expense) income	$(2,116)	$(2,283)	$(6,280)	$8,943

The negative interest recognized in the nine months ended September 30, 2018 is due to a recalculation on the loan per revisions to the agreement from the lawyers of the lawsuit recognized in the first three months of 2018. Previously omitted costs were added to the outstanding loan and the interest rate was left at 10% for legal expenses incurred but adjusted to 5% for all other expenses.

5. COMMITMENTS AND CONTINGENCIES

A) Mining claims

The Company had a lease and purchase option agreement that began in March 1998 which has since expired, covering six patented claims in the Cerbat Mountains, Hualapai Mining District and Mohave County Arizona. The Company paid $1,500 per quarter as minimum advance royalties. The Company forfeited the option to purchase the property for $250,000 plus interest at a rate of 8% compounded annually from and after the date of its exercise of the option to purchase the property. If the Lessee exercises its option to purchase, all funds paid to Lessors would be credited toward the purchase price as of the date the payments were made.

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

5. COMMITMENTS AND CONTINGENCIES (CONT’D)

Can-Cal Resources Ltd., as one of several Defendants in Derivative Lawsuit reached “Settlement Agreement in Principle” mid-November 2017, on July 9, 2018, the courts approved the Stipulation and Agreement of Settlement.

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

6. SUBSEQUENT EVENTS (CONT’D)

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

6. SUBSEQUENT EVENTS (CONT’D)

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

At September 30, 2019, we had cash on hand of approximately $59,764 available to sustain operations. At December 31, 2018, cash on hand was $54. Accordingly, we are uncertain as to whether the Company may continue as a going concern. While we may seek additional investment capital, or possible funding or joint venture arrangements with other mining companies, we have no assurance that such investment capital or additional funding and joint venture arrangements will be available to the Company.

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

Results of Operations

Three and Nine Months Ended September 30, 2019 Compared to the Three and Nine Months Ended September 30, 2018

Results of Operations for the Three and Nine Months Ended September 30, 2019 and 2018:

	Three Months Ended September 30, 2019	Three Months Ended September 30, 2018	Nine Months Ended September 30, 2019	Nine Months Ended September 30, 2018

Operating expenses
Exploration costs	$–	$–	$–	$1,251
General and administrative expense	28,581	28,374	99,588	142,947
Director fees	18,750	18,750	56,250	56,250
Total operating expenses	47,331	47,124	155,838	200,448

Net loss from operations	(47,331)	(47,124)	(155,838)	(200,448)

Other income (expense)
Interest expense, related party	(2,116)	(2,283)	(6,280)	8,943
Gain from sale of assets	–	–	–	–
Other income	–	–	–	–
Foreign exchange gain (loss)	(3,158)	(528)	(2,118)	(137)
Liability write-off	–	–	–	58,985
Total other income (expense)	(5,274)	(2,811)	(8,398)	67,791)

Loss before provision for income taxes	(52,605)	(49,935)	(134,244)	(132,657)
Provision for taxes	–	–	–	–

Net loss	$(52,605)	$(49,935)	$(134,244)	$(132,657)

Exploration Costs:

Exploration costs were $Nil for the three and nine months ended September 30, 2019, respectively, and $Nil and $1,251 for the three and nine months ended September 30, 2018, respectively. The costs were related to property taxes.

General and Administrative:

General and administrative expenses were $28,581 and $99,588 for the three and nine months ended September 30, 2018, respectively, and $28,374 and $142,947 for 2018, respectively. The decrease in costs from 2019 compared to 2018 is from the overall decrease in general and administrative expense in due to management fees and filing fees.

Director Fees:

Director fees were $18,750 and $56,250 for the three and nine months ended September 30, 2019, respectively, and $18,750 and $56,250 for the three and nine months ended September 30, 2018, respectively..

Net Operating Gain or Loss:

Net operating loss for the three and nine months ended September 30, 2019 was $51,019 or $0.00 per share and $134,244 or $0.00 per share, respectively, there was a net operating loss of $49,935 or $0.00 per share and $132,657 or $0.00 for the three and nine months ended September 30, 2018, respectively. This operating loss increase is primarily due to higher General and Administrative expense and Director fees as explained above.

Interest Expense:

Interest expense for the three and nine months ended September 30, 2019 was an expense of $2,116 and $6,280, respectively, and a $2,283 and a recovery of $8,943 for 2018, respectively. The recovery in the nine months ended September 30, 2018 was due to a recalculation of the related party loan outstanding with G. Michael Hogan that was recognized in the first three months of the year. After being reviewed by the lawyers involved in the lawsuit, it was determined that previously omitted expenses would be included and that legal expenses would remain bearing an interest rate of 10%, but all other expenses would bear an interest rate of 5%.

Liability Write-off:

Certain liabilities were written off in 2018 as backup was provided showing that vendors had acknowledged a zero balance. Expense and payment transactions for these would have occurred during the period that the comprehensive Form 10-K had covered from October 1, 2015 to September 30, 2017 when backup for these payments had not previously been received.

Net Loss:

For the three months ended September 30, 2019, net loss was largely impacted by the general and administrative expense and director fees while the nine months ended September 30, 2018 was also impacted from the liability write-off in the first three months of 2018. The nine months ended September 30, 2018 saw a $9,700 positive impact from the gain on sale of assets and other income.

LIQUIDITY AND CAPITAL RESOURCES

The following table summarizes total assets, accumulated deficit, stockholders’ equity (deficit) and working capital at September 30, 2019 and December 31, 2018.

	September 30, 2019	December 31, 2018
Total Assets	$70,195	$54
Accumulated (Deficit)	(11,947,451)	(11,813,208)
Stockholders’ Equity (Deficit)	(1,308,087)	(1,196,467)
Working Capital (Deficit)	$(1,308,087)	$(1,173,844)

At September 30, 2019, the Company had total assets of $70,195, consisting of prepaid expenses and cash, compared to assets of $54 at December 31, 2018. The Company has implemented financial controls in the business to ensure each expense is warranted and needed. The Company had $59,764 of cash on hand at September 30, 2019.

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

Changes in Internal Control

We have also evaluated our internal control over financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls as of September 30, 2019.

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

